Form 10-Q
period 2005-09-30
CBEYOND COMMUNICATIONS INC
filed 2005-12-08
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51588

CBEYOND COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3636526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Interstate North Parkway, Suite 300	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 424-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 30, 2005
Common Stock, $0.01 par value	25,843,965

Part I. Financial Information

Item 1. Financial Statements

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	December 31, 2004	September 30, 2005
ASSETS
Current assets
Cash and cash equivalents	$22,860	$25,691
Marketable securities	14,334	10,717
Accounts receivable, net of allowance for doubtful accounts of $1,033 and $1,747, respectively	5,356	9,363
Prepaid expenses	1,420	1,607
Other assets	1,047	919

Total current assets	45,017	48,297

Property and equipment, net	51,947	51,034
Long-term investments	567	303
Restricted cash equivalents	762	787
Deferred customer installation costs	525	518
Deferred public offering cost	—	2,390
Other assets	385	357

Total assets	$99,203	$103,686

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$5,327	$4,282
Accrued compensation and benefits	3,945	4,004
Accrued taxes	4,839	5,462
Accrued telecommunications costs	3,788	8,483
Accrued professional fees	862	2,193
Deferred rent	994	2,011
Deferred customer revenue	638	2,750
Deferred installation revenue	693	703
Other accrued expenses	1,153	1,762
Current portion of capital lease obligations	336	375
Current portion of long-term debt	13,666	15,180

Total current liabilities	36,241	47,205

Deferred installation revenue	525	501
Long-term portion of capital lease obligation	382	98
Long-term debt	56,665	51,726
Convertible Series B preferred stock, $0.01 par value; 15,206 shares authorized; 12,407 shares issued and outstanding	62,068	68,023
Convertible Series C preferred stock, $0.01 par value; 1,546 shares authorized; 1,437 shares issued and outstanding	16,895	18,505
Stockholders’ deficit:
Common stock, $0.01 par value; 65,722 shares authorized, 132 and 165 shares issued and outstanding	1	2
Deferred stock compensation	(1,210)	(804)
Additional paid-in capital	78,598	78,430
Accumulated deficit	(150,962)	(160,000)

Total stockholders’ deficit	(73,573)	(82,372)

Total liabilities and stockholders’ deficit	$99,203	$103,686

See accompanying notes to condensed consolidated financial statements.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Revenue	$81,184	$114,761	$29,732	$41,403

Operating expenses:
Cost of service (exclusive of depreciation and amortization of $12,854, $14,871, $4,492, and $5,088, respectively, shown separately below)	22,568	33,819	8,485	11,995
Selling, general and administrative (exclusive of depreciation and amortization of $4,037, $2,878, $868, and $1,009, respectively, shown separately below)	47,220	63,219	16,902	21,931
Depreciation and amortization	16,891	17,749	5,360	6,097

Total operating expenses	86,679	114,787	30,747	40,023

Operating income (loss)	(5,495)	(26)	(1,015)	1,380

Other income (expense):
Interest income	488	882	160	374
Interest expense	(2,178)	(2,045)	(562)	(730)
Loss on disposal of property and equipment	(753)	(382)	(328)	(109)
Other income (expense), net	(201)	(9)	(52)	13

Net income (loss)	(8,139)	(1,580)	(1,797)	928
Dividends accreted on preferred stock	(5,214)	(7,458)	(1,803)	(2,588)

Net loss available to common stockholders	$(13,353)	$(9,038)	$(3,600)	$(1,660)

Loss per common share
Basic and diluted	$(104.32)	$(57.94)	$(27.48)	$(10.06)

Weighted average number of common shares outstanding
Basic and diluted	128	156	131	165

See accompanying notes to condensed consolidated financial statements.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Deficit

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value
Balance at December 31, 2004	132	$1	$78,598	$(1,210)	$(150,962)	$(73,573)
Exercise of stock options	33	1	129	—	—	130
Issuance of stock options to non-employees for services	—	—	16	(16)	—	—
Deferred stock compensation expense	—	—	—	240	—	240
Forfeiture of options	—	—	(182)	182	—	—
Accretion of preferred dividends	—	—	—	—	(7,458)	(7,458)
Accretion of issuance costs	—	—	(131)	—	—	(131)
Net and comprehensive loss	—	—	—	—	(1,580)	(1,580)

Balance at September 30, 2005	165	$2	$78,430	$(804)	$(160,000)	$(82,372)

See accompanying notes to condensed consolidated financial statements.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement Of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30
	2004	2005
Cash Flows from Operating Activities:
Net loss	$(8,139)	$(1,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,891	17,749
Provision for doubtful accounts	1,917	2,590
Loss on disposal of property and equipment	753	382
Interest expense offset by reduction in carrying value in excess of principal	(1,765)	(1,408)
Write-down of marketable securities to fair value	200	—
Non-cash stock compensation expense	280	212
Issuance of stock options to vendors for services	—	28
Changes in operating assets and liabilities:
Accounts receivable	(2,818)	(6,597)
Prepaid expenses and other current assets	(1,617)	(59)
Other assets	80	(2,365)
Accounts payable	(2,773)	(1,045)
Accrued compensation and benefits	813	59
Other accrued expenses	1,425	10,397
Other liabilities	(71)	(24)

Net cash provided by operating activities	5,176	18,339

Cash Flow from Investing Activities:
Purchases of property and equipment	(6,842)	(10,990)
(Increase) decrease in restricted cash equivalents	225	(25)
Purchases of marketable securities	(12,605)	(10,556)
Redemption of marketable securities	19,000	14,437

Net cash used in investing activities	(222)	(7,134)

Cash Flow from Financing Activities:
Proceeds from long-term debt	1,002	741
Repayment of long-term debt and capital leases	(7,221)	(9,185)
Proceeds from exercise of stock options	24	130
Financing issuance costs	(301)	(60)

Net cash used in financing activities	(6,496)	(8,374)

Net increase (decrease) in cash and cash equivalents	(1,542)	2,831
Cash and cash equivalents at beginning of year	5,127	22,860

Cash and cash equivalents at end of period	$3,585	$25,691

Supplemental disclosure:
Interest paid	$3,943	$3,451

Non-cash purchases of property and equipment	$10,856	$6,182

See accompanying notes to condensed consolidated financial statements.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond Communications, Inc., a communications service provider, was incorporated on March 28, 2000 in Delaware for the purpose of providing voice and broadband data services to small and medium size business users in major metropolitan areas across the United States. As of September 30, 2005, these services were provided in the metropolitan Atlanta, Dallas, Houston, Denver, and Chicago areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months periods ended September 30, 2004 and 2005 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2004.

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond Communications, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in the consolidation process.

Revenue Recognition

Revenues are recognized when earned. Revenue derived from local voice and data services is billed in advance and deferred until earned. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Revenue derived from customer installation and activation is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Related installation and activation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized.

The Company’s marketing promotions include various rebates, discounts and customer reimbursements that fall under the scope of Emerging Issues Task Force (“EITF”) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (“EITF 01-09”). In accordance with these pronouncements, the Company records any cash or customer credit consideration as a reduction in revenue when earned by the customer. For rebate obligations earned over time, the Company ratably allocates the cost of honoring the rebates over the underlying rebate period. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the marketing promotion. During the three months ended September 30, 2005, the Company recognized approximately $200 as a reduction of certain of these obligations to customers to adjust the liability to the amount the Company estimates will ultimately be earned and claimed by its customers. Prior to the three months ended September 30, 2005, sufficient historical information did not exist to reasonably estimate this amount.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such amounts are measured using enacted tax rates that are expected to be in effect when the differences reverse.

The Company has net operating loss carryforwards of approximately $118,537 as of September 30, 2005, which begin expiring in 2015. Utilization of existing net operating loss carryforwards may be limited in future years if significant ownership changes were to occur. The Company has recorded a valuation allowance equal to the net deferred tax assets for all periods presented, due to the uncertainty of future taxable income. The Company has not recognized income taxes for the three month period ended September 30, 2005 due to its year to date net loss position and the availability of sufficient net operating loss carryforwards that have been fully reserved from a valuation allowance perspective.

Stock-Based Compensation

The Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, encourages, but does not require, companies to record compensation for stock-based employee compensation plans at fair value. Accordingly, non-cash compensation expense for stock options is determined by measuring the excess, if any, of the estimated fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options.

Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123, pro forma net loss would be as follows:

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2005	2004	2005
Net loss attributable to common stockholders	$(13,353)	$(9,038)	$(3,600)	$(1,660)
Add: employee stock-based compensation expense determined under the intrinsic value based method	267	211	94	78
Deduct: employee stock-based compensation expense determined under the fair value based method	(1,344)	(2,189)	(502)	(746)

Pro forma net loss attributable to common stockholders	$(14,430)	$(11,016)	$(4,008)	$(2,328)

Net loss attributable to common stockholders per common share:
Basic and diluted—as reported	$(104.32)	$(57.94)	$(27.48)	$(10.06)

Basic and diluted—pro forma	$(112.73)	$(70.62)	$(30.60)	$(14.11)

Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss attributable to common stockholders for all periods presented, the conversion of Preferred Stock, exercise of stock options, or warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share for the periods presented because their effect is anti-dilutive.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123(R).

SFAS No. 123(R) must be adopted by the Company no later than January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123(R) for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123(R) on January 1, 2006, as of September 30, 2005 the company has not determined the effect that the adoption of SFAS No. 123(R) will have on its financial position and results of operations or the valuation method which it will apply SFAS No. 123(R).

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

Note 3. Preferred Stock

In November 2002, the Company issued 12,398 shares of Series B preferred stock for $3.88 per share; including 753 shares issued in conjunction with the cancellation of debt. In December 2004, the Company issued 1,437 shares of Series C preferred stock for $11.83 per share and issued 9 shares of Series B to an existing Series B preferred stockholder at $3.88 per share under the stockholders’ prior stock purchase agreement.

Each share of the Series B and Series C preferred stock (collectively, the “Preferred Stock”) was convertible initially into one share of the Company’s common stock. The conversion price per share of common stock is equal to be the original price paid per share of Preferred Stock. All of the shares of Preferred Stock automatically convert to common stock in the event of a firm commitment, underwritten public offering of at least $50,000 of the Company’s common stock, subject to adjustment for certain dilutive events.

The Preferred Stock accumulated dividends at an annual rate of 12% compounded daily on the Preferred Stock’s liquidation value. The liquidation value of the Preferred Stock is equal to the original price paid per share of Preferred Stock plus cumulative unpaid dividends. As of September 30, 2005, no dividends have been declared or paid and cumulative unpaid dividends on the Preferred Stock were $21,754.

On November 2, 2005, the Company completed an initial public offering of 6,132 shares of its common stock at $12 per share. This offering, which generated gross proceeds of approximately $73,588, resulted in the automatic conversion of all outstanding shares of preferred stock and accumulated dividends into approximately 19,546 shares of common stock. At the time of the conversion, accumulated dividends were approximately $22,846.

The Company classified its Preferred Stock outside of equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), because the preferred stock included redemption provisions that were not solely within the control of the Company, without regard to the probability of whether the redemption requirements would ever be triggered.

The following table summarizes the Preferred Stock transactions since the most recent annual balance sheet:

	Series B	Series C
Balance at December 31, 2004	$62,068	$16,895
Adjustments to issuance costs	—	(24)
Accretion of preferred dividends	5,861	1,597
Accretion of issuance costs	94	37

Balance at September 30, 2005 (unaudited)	$68,023	$18,505

Note 4. Segment Information

SFAS 131, Disclosure about segments of an enterprise and related information, requires the reporting of segment information provided to the company’s Chief Operation Decision maker for purposes of making decisions about allocating resources and assessing performance. The Company is organized and managed on a geographical segment basis, as follows: Atlanta, Dallas, Denver, Houston and Chicago. The corporate functions are centralized in the Corporate group, which serves all customers and markets. The Corporate group primarily consists of executive, administrative and support functions and unallocated operations, including network operations, customer care, and customer provisioning. The Corporate costs are not allocated to the individual operating segments.

Specifically, the Company’s chief operating decision maker allocates resources to and evaluates the performance of its segments based on revenue, direct operating expenses, and certain non-GAAP financial measures. The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies.

The asset totals disclosed by segment are directly managed at the segment level and include accounts receivable and certain fixed assets uniquely identifiable with the operations of a particular segment. Corporate assets primarily include cash and cash equivalents, investments, fixed assets, and other assets.

The table below presents selected financial information about the Company’s reportable segments:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Atlanta	$30,663	$39,276	$10,908	$13,874
Dallas	24,114	30,875	8,686	10,840
Denver	25,137	34,939	9,182	12,445
Houston	1,270	8,720	956	3,592
Chicago	—	951	—	652

Total revenue	$81,184	$114,761	$29,732	$41,403

Adjusted EBITDA
Atlanta	$18,142	$22,790	$6,356	$8,249
Dallas	8,923	13,225	3,159	4,957
Denver	12,263	18,252	4,556	6,543
Houston	(3,083)	441	(1,007)	631
Chicago	(31)	(5,113)	(22)	(1,795)
Corporate	(24,539)	(31,634)	(8,595)	(11,022)

Total Adjusted EBITDA	$11,675	$17,961	$4,447	$7,563

Operating profit (loss):
Atlanta	$13,702	$18,277	$4,798	$6,772
Dallas	5,220	9,271	1,861	3,646
Denver	9,149	14,376	3,420	5,234
Houston	(3,513)	(682)	(1,218)	197
Chicago	(34)	(5,475)	(23)	(1,999)
Corporate	(30,019)	(35,793)	(9,853)	(12,470)

Total operating loss	$(5,495)	$(26)	$(1,015)	$1,380

Depreciation and amortization expense:
Atlanta	$4,439	$4,513	$1,557	$1,477
Dallas	3,703	3,954	1,297	1,311
Denver	3,115	3,876	1,136	1,309
Houston	430	1,123	211	434
Chicago	3	362	2	204
Corporate	5,201	3,921	1,157	1,362

Total depreciation and amortization	$16,891	$17,749	$5,360	$6,097

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Capital expenditures:
Atlanta	$2,464	$3,011	$303	$1,046
Dallas	2,305	2,181	406	894
Denver	3,256	2,791	899	1,047
Houston	3,483	2,547	626	894
Chicago	884	2,529	797	879
Los Angeles	—	345	—	345
Corporate	5,306	3,768	2,130	1,703

Total capital expenditures	$17,698	$17,172	$5,161	$6,808

Total assets:
Atlanta	$14,123	$12,602
Dallas	13,100	10,706
Denver	12,529	11,589
Houston	4,794	7,938
Chicago	881	5,026
Los Angeles	—	345
Corporate	36,127	55,480

Total assets	$81,554	$103,686

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Reconciliation of Adjusted EBITDA to Net income (loss):
Total Adjusted EBITDA for reportable segments	$11,675	$17,961	$4,447	$7,563
Depreciation and amortization	(16,891)	(17,749)	(5,360)	(6,097)
Non-cash stock option compensation	(280)	(240)	(102)	(86)
Interest income	488	882	160	374
Interest expense	(2,178)	(2,045)	(562)	(730)
Loss on disposal of property and equipment	(753)	(382)	(328)	(109)
Other income (expense), net	(200)	(7)	(52)	13

Net income (loss)	$(8,139)	$(1,580)	$(1,797)	$928

Note 5. Contingencies Arising During 2005

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (“ILECs”) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within such wire centers. In addition, certain caps are imposed regarding the number of UNE facilities that a company, like the Company, may have on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminates the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

The rates charged by ILECs for the Company’s high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules are increased 15% effective for one year until March 2006, although the scope of this increase is uncertain because the new FCC rules are subject to interpretation by state regulatory agencies. In addition, by March 10, 2006, the Company will be required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, unless another rate has been negotiated. Subject to any contractual protections under the Company’s existing interconnection agreements with ILECs, beginning March 11, 2005, the Company is also subject to the ILECs’ higher “special access” pricing for any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceed the caps.

The Company estimated the probable liability for implementation of certain provisions of the TRRO and has accrued approximately $1,200 through September 30, 2005 for these liabilities, which were charged to cost of service sold in the nine months ended September 30, 2005. The estimate includes $984 for the total cost impact related to wire centers and transport routes deemed sufficiently competitive. For costs associated with the caps imposed on the number of circuits that the Company may have on a single route or into a single building, approximately $227 is reflected in the results of operations through September 30, 2005. This estimate reflects the costs associated with those circuits that are clearly subject to the caps. The accrual for the caps relates to the Dallas and Houston markets. Sufficient information for the Atlanta, Denver and Chicago markets does not exist to reasonably estimate whether certain other circuits are subject to the caps. The potential additional costs associated with the caps ranges from zero to $624 through September 30, 2005. Due to inconsistencies and ambiguities in the FCC order as to the application of the loop and transport caps, the total cost impacts for Atlanta, Denver and Chicago is not reasonably estimable until interpretations of the rule are completed by individual states.

Note 6. Subsequent Events

On September 19, 2005, the Company’s Board of Directors approved a 1 for 3.88 reverse stock split effective as of October 26, 2005. All shares and per share data have been adjusted retroactively to reflect the stock split.

On October 31, 2005, the Company received a commitment letter from Deutsche Bank Trust Company Americas under which the Company will enter into a new secured revolving credit line for up to $10,000 after the consummation of an initial public offering generating net cash proceeds of at least $60,000 and the repayment of all amounts due under its long-term debt facility with Cisco Capital. The interest rates applicable to borrowings under the revolving credit facility will be floating interest rates that, at the Company’s option, will equal a base rate or a Eurodollar rate plus, in each case, an applicable margin ranging from 1.75% to 2.75% per annum, respectively. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by the lending bank as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans shall be 1, 2, 3 or 6 months, at the Company’s option. The term of the facility is five years.

On November 2, 2005, the Company completed it initial public offering of 6,132 shares of its common stock, generating gross proceeds of $73,588. In conjunction with this offering, the Company also issued 19,546 shares of common stock associated with the conversion of all shares of preferred stock and accumulated dividends thereon. The Company repaid in full its long-term debt to Cisco Systems Capital Corporation using substantially all the proceeds from the offering. The repayment of the debt has resulted in the additional gain of approximately $4,066 that will be recognized during the quarter ended December 31, 2005. This gain represents the write-off of the unamortized carrying value in excess of principle remaining from the Company’s troubled debt restructuring in 2002.

On December 5, 2005, the Company received a commitment letter from Bank of America that provides for a secured revolving line of credit for up to $25,000. The interest rates applicable to borrowings under the revolving credit facility will be floating interest rates that, at the Company’s option, will equal a LIBO rate or an alternate base rate plus, in each case, an applicable margin ranging from 2.25%, 2.50%, and 2.75% per annum and 0.75%, 1.00%, and 1.25% per annum, respectively. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans shall be 1, 2, 3 or 6 months, at the Company’s option. The term of the facility is five years.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this periodic report. This discussion contains forward-looking statements about our business and operations, based on current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those discussed here.

Overview

We provide managed IP-based communications services to our target customers of small businesses with 4 to 200 employees in selected large metropolitan areas. We provide these services through bundled packages of local and long distance voice services and broadband Internet services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of one, two or three years. We currently operate in Atlanta, Dallas, Denver, Houston and Chicago.

We sell four packages of services, primarily delineated by the number of local voice lines provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional managed services such as email with spam and virus filtering, voicemail, secure backup and filesharing, web hosting and fax to email. Customers may choose to upgrade these managed services, add local voice lines or add blocks of long distance minutes for an additional charge. We expect to integrate wireless services with our existing wireline services in the first half of 2006.

We deliver our services over an all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies. We believe our high degree of systems automation contributes to operational efficiencies and lower costs in our support functions.

We sell our services primarily through a direct sales force in each market, supplemented by sales agents. These agents often have other business relationships with the customer and, in many cases, perform equipment installations for us at our customers’ sites. A significant portion of our new customers is generated by referrals from existing customers and partners. We offer financial incentives to our customers and other sources for referrals.

We compete primarily against incumbent local exchange carriers and, to a lesser extent, against competitive local exchange carriers, both of which are local telephone companies. Local telephone companies do not generally have the same focus on our target market and principally concentrate on medium or large enterprises or residential customers. We compete primarily based on our high-value bundled services that bring many of the same managed services to our customers that have historically been available only to large businesses, as well as based on our customer care, network reliability and operational efficiencies.

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our service first in Atlanta in April 2001, followed by Dallas in October 2001 and Denver in January 2002. During the remainder of 2002 and 2003, we focused on building our customer bases in these markets. As a result of our progress, we decided to launch our service in additional markets. We launched our service in Houston in March 2004 and subsequently in Chicago in March 2005. We plan to expand into six additional markets by the end of 2009.

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business. EBITDA represents net income before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization expenses, excluding stock-based compensation expense, write-off of public offering costs, gain recognized on troubled debt restructuring, loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets within 18 to 22 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas, Denver and Houston within 17 months from launch in each market. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape and our costs to obtain unbundled network elements from the local telephone company in each market, including elements such as loops, dedicated transport, circuit switching and operational support systems. We divide our business into five operating segments: Atlanta, Dallas, Denver, Houston and Chicago.

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Most of our capital expenditures related to expanding into new markets are success-based, incurred only as our customer base grows. Based on our historical experience, in the first year of a new market launch, approximately 60% of our network capital expenditures are success-based and, thereafter, approximately 85% of our network capital expenditures are success-based. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

Revenue

The majority of our customers buy our BeyondVoice I package, which serves customers with 5-14 local voice lines, or generally 30 or fewer employees. We also sell BeyondVoice II and BeyondVoice II Plus to customers with 15-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-200 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II and BeyondVoice II Plus customers receive their services over two dedicated T-1 connections offering a maximum bandwidth of 2.0 and 3.0 Mbps, respectively. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum bandwidth of 4.5 Mbps. We believe that our customers highly value the level of bandwidth offered with our services. As of September 30, 2005, approximately 86.0% of our customer base have BeyondVoice I, 7.2% have BeyondVoice II, 6.3% have BeyondVoice II Plus and 0.5% have BeyondVoice III.

Average monthly revenue per customer location increased from $658 per customer location in 2002 to $771 per customer location in 2003, due to an increasing percentage of BeyondVoice II and BeyondVoice II Plus customers in 2003. Average monthly revenue per customer location further increased to $774 in 2004. For the first nine months of 2005, average monthly revenue per customer location decreased to $759. We expect average monthly revenue per customer location to remain relatively flat or decline in the foreseeable future due to competitive pricing pressures. Customer revenues represented approximately 96.1% and 97.3% of total revenues in 2004 and for the first nine months of 2005, respectively. Revenues from access charges paid to us by other communications companies to terminate calls to our customers represented approximately 3.9% and 2.8% of revenues in 2004 and for the first nine months of 2005, respectively. We expect that our revenues from wireless services will be less than 2% of our overall revenues in 2006.

Expenses

Cost of Service. Our cost of service represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third party providers of certain applications such as web hosting services, colocation rents and other facility costs, and telecommunications-related taxes and fees. The primary component of cost of service is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a colocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of service across our markets.

Where permitted by regulation, we lease our access circuits on a wholesale basis as unbundled network element loops or extended enhanced links as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ unbundled network element loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a colocation, and we use extended enhanced links when we do not have a central office colocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using unbundled network element loops and half using extended enhanced links. Our monthly expenses are significantly less when using unbundled network element loops than extended enhanced links, but unbundled network element loops require us to incur the capital expenditures of central office colocation equipment. Both unbundled network element loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office colocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several colocations and add additional colocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing the majority of these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

As a result of the TRRO, we are required to lease circuits under special access, or retail, rates in locations that are determined to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see Cost of Service in the Results of Operations section below.

We receive service credits that are recognized as offsets against cost of service from various local telephone companies to adjust for prior period errors in billing, including the effect of price decreases retroactively applied upon the enactment of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments that are recognized as offsets against cost of service from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors as noted that impact the amount and timing of service credits and performance penalties, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize service credits and performance penalties as offsets to cost of service when the ultimate resolution and amount are known. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections and legal and accounting functions. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include salaries and office rents. Variable selling costs include commissions and marketing collateral. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As we expand into new markets, certain fixed costs are likely to increase; however, these increases are intermittent and not proportional with the growth of customers.

Write-off of Public Offering Costs. In 2004, we began work in connection with an initial public offering of our common stock. In connection with the proposed offering, we incurred direct expenses, which were primarily legal and accounting fees with outside service firms, of $1.1 million. We expensed these costs in the fourth quarter of 2004 due to the time elapsed since they were incurred. In 2005, however, we capitalized similar costs and subsequently deducted them from the proceeds of our initial public offering, which occurred in November 2005, as a charge against additional paid-in capital.

Depreciation and Amortization Expense. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. We generally depreciate network-related equipment, which represents the majority of our assets, over either a 3 or 5 year period, with approximately 50% over each of 3 years and 5 years. We depreciate IT equipment and licenses over 3 years and furniture over 7 years. The value of leasehold improvements is amortized over 2 to 5 years, which is the shorter of the respective lease term or duration of economic benefit of the assets.

Interest Expense (Net). Interest expense (net) consists of interest charges paid on our long-term debt through our credit facility with Cisco Capital, interest charges recognized under capital lease obligations incurred in connection with certain software licenses, interest income earned on cash and cash equivalents, marketable securities, long-term investments, restricted cash equivalents, and non-cash income recognized through the amortization of the gain recorded in connection with the restructuring of our debt in November 2002. In November 2005, we repaid the full balance of our debt with Cisco Capital and the credit facility was terminated.

Gain Recognized on Troubled Debt Restructuring. The gain recognized in connection with the restructuring of our debt with Cisco Capital in November 2002 was recorded as a troubled debt restructuring under SFAS No. 15. A portion of the gain was recognized at the time of the transaction. However, the total amount of the gain could not be recorded as a result of the variable interest rate of the debt. Therefore, the remaining carrying value in excess of principal at the restructuring was included in the balance of long-term debt. This carrying value in excess of principal was reduced on an ongoing basis as interest payments were made until the expiration or prepayment of the debt. This reduction partially offsets interest expense. After our initial public offering in November 2005, we paid off all debt outstanding under the credit facility with Cisco Capital, resulting in a gain to be recognized in the fourth quarter of 2005 of approximately $4.1 million from the write-off of the then remaining balance of the carrying value in excess of principal.

Loss on Disposal of Property and Equipment. We record losses on the disposal of equipment primarily when customer premise equipment (integrated access devices) is not returned to us following the disconnection of customers from our service. We also record losses on the impairment or disposition of assets, primarily network equipment that has become obsolete or is no longer in service and software licenses that are no longer in use. In addition, we write down the unrealized value of certain marketable securities to their fair market value if their value is dependent on variable interest rates and they are unlikely to recover their value in the near future.

Income Taxes. As a result of our operating losses, we have paid no income taxes to date. We expect to pay no income taxes through at least 2007, in part due to our net operating loss carryforwards.

Internal Control Over Financial Reporting

Overview. We have had material weaknesses in internal control over financial reporting in the past. In connection with the audit of our 2003 and 2004 fiscal years, our management and our independent registered public accounting firm identified matters involving our internal control over financial reporting that constituted material weaknesses as defined by the American Institute of Certified Public Accountants under AU Section 325, pursuant to which:

•	material weaknesses are defined as reportable conditions in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or irregularities in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions; and

•	reportable conditions are defined as matters representing significant deficiencies in the design or operation of internal control that, in the judgment of our independent registered public accounting firm, could adversely affect our ability to initiate, record, process and report financial data consistent with our management’s assertions in our consolidated financial statements.

These definitions in AU Section 325 are consistent with the definitions of significant deficiency and material weakness as defined by the Public Company Accounting Oversight Board in Auditing Standard No. 2. AS No. 2 contains the requirements for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Unlike AS No. 2, however, under which internal control over financial reporting is considered at year-end, the AICPA standards involve the assessment of reportable conditions and material weaknesses over the periods under audit.

We are committed to maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our accounting personnel report regularly to our audit committee on all accounting and financial matters. In addition, our audit committee actively communicates with and oversees the engagement of our independent registered public accounting firm. Based on the actions we have taken to date to enhance the reliability and effectiveness of our internal control over financial reporting, our management believes that there is no material weakness in our internal control as of the date of this filing because we have remediated the underlying causes of the identified material weaknesses. However, our independent registered public accounting firm has not evaluated the measures we have taken to address the two material weaknesses identified by our independent registered public accounting firm in its management letter in connection with the audit of our financial statements for 2004 and will not be able to confirm to us that the material weaknesses have been remediated until our independent registered public accounting firm has completed the audit of our financial statements for 2005.

In the third quarter of 2004, management commenced a review of internal control over financial reporting and related accounting processes and procedures for purposes of complying with Section 404 of the Sarbanes-Oxley Act. This review is ongoing. Under Section 404, management would have to evaluate, and its independent registered public accounting firm would have to opine on the effectiveness of, internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, due to be filed in March 2007. We hired an independent consulting firm in 2005 with expertise in Section 404 compliance to assist us in satisfying our obligations under Section 404 with respect to our internal control over financial reporting.

As of the date of this filing, our management believes that our internal control over financial reporting is effective at a reasonable assurance level. However, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives due to its inherent limitations because internal control involves human diligence and compliance and is subject to lapses in judgment and breakdowns from human failures. Nonetheless, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Although we believe we have remediated the material weaknesses that have been identified in connection with the audit of our 2003 and 2004 financial statements, we may in the future have additional material weaknesses in our internal control over financial reporting. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements.

Material Weaknesses in 2003. In March 2004, in connection with the audit of our financial statements for the three years ended December 31, 2003, our independent registered public accounting firm identified errors in the timing and accuracy of the accounting for transactions in our financial statement close process. These errors related to accounting for a troubled debt restructuring, timing errors, carrying values of assets and mathematical mistakes. The control deficiencies related to these errors were determined to constitute a material weakness in our internal control over financial reporting. The material weakness related to our lack of procedures designed to ensure the proper recording of expenses and assets under the full accrual method of accounting in accordance with GAAP. In most cases, the errors resulted from recording transactions in an incorrect time period. We believe these control deficiencies occurred because accounting personnel who are no longer employed by us made incorrect judgments concerning accruals and because in 2003 we did not maintain sufficient staffing of our accounting department and did not have accounting management personnel with adequate training and familiarity with the application of GAAP and policies and procedures relating to internal control over financial reporting. In addition, we had not at that time established sufficient internal control over financial reporting designed to ensure the proper functioning of the financial statement close process.

Upon being informed of the material weakness, our management and the audit committee of our board of directors took steps to correct the errors that had been identified and to remediate the material weakness relating to the identified accruals and our financial statement close process:

•	We retained the services of another major public accounting firm to assist us in re-closing our 2001, 2002 and 2003 financial statement periods. This process included re-performing accounting reconciliations for all accounts where errors were detected during the initial phases of the audit. Upon completion of the re-closing, our independent registered public accounting firm concluded the audit of the 2003 consolidated financial statements and related restatement of information in the 2002 and 2001 consolidated financial statements.

•	All identified instances of errors in our records, procedures and controls were reviewed, analyzed and corrected by us.

•	We replaced our accounting management and most of our accounting staff with more experienced personnel with additional training and expertise, including an experienced Chief Accounting Officer and a Controller.

•	We enlarged the size of our accounting staff from seven employees to fifteen employees, including additional management-level accounting personnel. This increase in size enables further segregation of duties and allows additional levels of internal review and supervision within our accounting organization.

•	We established formal, documented accounting policies and procedures to improve our internal control over financial reporting, including policies and procedures relating to accruals and our financial statement close process. These policies and procedures govern approvals, documentation requirements, standardized recordkeeping, asset tracking and the use of our purchase order system.

•	We re-closed each of our quarterly financial statement periods for 2002, 2003, and 2004 and engaged our independent registered public accounting firm to perform a review of each quarterly period in 2003 and 2004 under Statement on Auditing Standard No. 100, Interim Financial Information, or SAS 100.

Based upon these changes, we believe that the material weaknesses relating to the full accrual method of accounting and our financial statement close process were remediated in 2004. The management letter we received from our independent registered public accounting firm in connection with the audit of our financial statements for 2004 did not include a material weakness relating to these issues.

In connection with re-closing our 2001, 2002 and 2003 financial statement periods, we restated our 2001 and 2002 financial statements. The 2002 restatement adjustments resulted in a net decrease of $3.9 million to our net loss in 2002, including an adjustment of $4.7 million relating to a gain on a troubled debt restructuring. The other restatement adjustments netted to approximately $0.8 million and related to: net timing errors of $0.1 million; errors in the carrying value of assets of $0.4 million; and mathematical mistakes and oversight of $0.3 million. Restatement adjustments to 2001 amounted to an increase in net loss for 2001 totaling less than $0.1 million and related primarily to timing adjustments. The restatement also resulted in a cumulative increase in total assets of $1.8 million and a cumulative decrease in total liabilities of $1.8 million as of December 31, 2002.

Material Weaknesses in 2004. Subsequent to restating the 2001 and 2002 annual periods, our new accounting management and staff re-closed each of the quarterly periods during 2002, 2003 and 2004. During this process and in preparation for the annual audit for 2004, two additional historical errors were identified. Management determined that these errors required restatement of the financial statements for the 2001, 2002 and 2003 fiscal years. The resulting restatements were determined to constitute a material weakness in internal control over financial reporting.

While management believes the underlying causes of the material weaknesses were remediated in 2004 and therefore were not present at December 31, 2004, the restatement of our financial statements for 2001, 2002 and 2003 constituted a material weakness. Consequently, our independent registered public accounting firm is not able to determine that the material weakness resulting from the restatement has been remediated and cannot confirm to us that the two material weaknesses identified in 2004 have been remediated until the completion of the audit for the fiscal year ended December 31, 2005. Management believes that the material weakness resulting from the restatement of our prior periods has been remediated by the steps management took during 2004 to remediate the two material weaknesses. Since management believes that the material weakness resulting from our restatement have been remediated, management also believes that our internal control over financial reporting is effective at a reasonable assurance level as of the date of this filing.

The material weaknesses in 2004 resulted from:

•	our accounting for our liability for a telecommunications transactional fee that we pay to federal and state agencies; and

•	the accounting entries needed to record asset purchases for and consolidate the accounts of our leasing company subsidiary.

The first error related to the calculation of our liability for a telecommunications transactional fee that we pay to federal and state administrative agencies and was detected by new reconciliation procedures put in place by new accounting management in response to the material weakness identified in connection with the 2003 audit. The procedures included a reconciliation of tax and telecommunications transactional fee liabilities, at an individual tax level, both to the subsequent returns filed and to our billing system. This error resulted from both user and system errors in connection with the internal reports we use to calculate our telecommunications transactional fee liabilities. Our correction of the error affected our prior year results by increasing our expenses by $0.2 million and $0.4 million in 2002 and 2003, respectively, and increasing our liabilities by $0.2 million and $0.6 million in 2002 and 2003, respectively. We have redesigned the reports upon which the regulatory filings are based so that they reflect the appropriate telecommunications transactional fee liability amounts. We have also re-trained the personnel who use the reports so that they understand the proper use of the reports in the calculation of remittance amounts. In addition, we have instituted review and approval controls and continue to employ our dual reconciliations against both the returns and billing system to verify our ending accrual balances. We believe that our revised procedures and controls, which were implemented in the fourth quarter of 2004 and were in operation with respect to the year end financial statement close process, remediated this material weakness prior to December 31, 2004.

The second material weakness relates to recording asset purchases for our leasing company and recording proper eliminating consolidation entries between us and our wholly-owned leasing company subsidiary that we have used to purchase certain equipment used in our operations. This error was detected as part of the SAS 100 quarterly reviews and included our failure to record sales taxes in the cost basis of the asset and the subsequent depreciation of the sales tax portion of the asset. In addition, we improperly recognized sales tax expense as it was assessed and paid on inter-company leases, rather than recording a sales tax liability at the date of asset purchase and applying future sales tax payments against the liability. These errors resulted in the misclassification of depreciation expense and sales tax expense and a misstatement of the related equipment and sales tax payable balance sheet accounts for 2001, 2002 and 2003. By discontinuing the practice of purchasing assets at the leasing subsidiary and having the leasing subsidiary lease the assets to the operating subsidiary, we remediated the control deficiency relating to the proper recordation of asset purchases on January 1, 2004, the date this practice was discontinued. Management is evaluating alternative approaches with respect to the leasing subsidiary structure, including the potential termination of the structure. Our correction of these errors resulted in adjustments to operating results for 2002 and 2003. These adjustments included a decrease in 2002 and 2003 to our selling, general and administrative expenses of $0.4 million and $0.7 million, respectively, and an increase to our depreciation and amortization expense of $0.4 million and $0.8 million, respectively. These adjustments also increased property and equipment, net, for 2002 and 2003 by $1.8 million and $2.8 million, respectively, and increased accrued expenses by $1.8 million and $2.8 million in 2002 and 2003, respectively. Although we had not used this leasing company structure for equipment we purchased in 2004, our ending balance sheets were incorrect and required adjustment.

We implemented the revised consolidating methodology in the fourth quarter of 2004 prior to our closing the December 31, 2004 financial statements. We also established steps in our monthly closing process to improve our internal control over financial reporting. These steps include designing appropriate standard monthly journal entries to account for this activity, training accounting personnel on the proper accounting treatment and instituting review and approval controls in this area. Management believes that these steps, which we took during the fourth quarter of 2004, had the effect of remediating this material weakness prior to December 31, 2004.

Conclusion. In addition to remediating the material weaknesses that have been identified, we have established formal, documented accounting policies and procedures to improve our internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting. These policies and procedures require: two levels of approval for inputs to, and outputs from, our financial accounting system; detailed minimum documentation requirements for cash disbursements, journal entries, account reconciliations and other accounting-related documents; standardized organization and maintenance of accounting files; enhanced accounts payable procedures designed to effectively monitor invoices that are distributed for internal approval; improved tracking of assets and their in-service dates for purposes of depreciation; and procedures for deploying the existing purchase order system to identify unbilled goods and services from vendors. In addition, all approvals within the process require the dated signature of at least two persons from our accounting management. Management believes that we have enhanced the reliability and effectiveness of our internal control over financial reporting such that our internal control over financial reporting is effective at a reasonable assurance level as of the date of this filing.

Results of Operations

Revenue and Cost of Service (Dollar amounts in thousands)

	September 30, 2004		September 30, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Revenue
Customer revenue	$28,765	96.7%	$40,307	97.4%	$11,542	40.1%
Terminating access revenue	967	3.3%	1,096	2.6%	129	13.3%

Total revenue	29,732		41,403		11,671	39.3%

Cost of service (exclusive of depreciation and amortization)
Circuit access fees	4,577	15.4%	6,326	15.3%	1,749	38.2%
Other costs of service	4,481	15.1%	5,923	14.3%	1,442	32.2%
Service credits and performance penalties	(573)	(1.9)%	(254)	(0.6)%	319	55.7%

Total cost of service	8,485	28.5%	11,995	29.0%	3,510	41.4%

Gross margin	$21,247	71.5%	$29,408	71.0%	8,161	38.4%

Nine Months Ended
Revenue
Customer revenue	$77,699	95.7%	$111,611	97.3%	33,912	43.6%
Terminating access revenue	3,485	4.3%	3,150	2.7%	(335)	(9.6)%

Total revenue	81,184		114,761		33,577	41.4%

Cost of service (exclusive of depreciation and amortization)
Circuit access fees	12,294	15.1%	17,689	15.4%	5,395	43.9%
Other costs of service	12,837	15.8%	17,274	15.1%	4,437	34.6%
Service credits and performance penalties	(2,563)	(3.2)%	(1,144)	(1.0)%	1,419	55.4%

Total cost of service	22,568	27.8%	33,819	29.5%	11,251	49.9%

Gross margin	$58,616	72.2%	$80,942	70.5%	$22,326	38.1%

Customer data:
Locations at period end	13,406		18,897		5,491	41.0%
Average revenue per unit (three months)	$778		$760		$(18)	(2.3)%
Average revenue per unit (nine months)	$781		$759		$(22)	(2.8)%

Revenue. Revenue increased 39.3% and 41.4%, respectively, for the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005. The increase in revenue resulted from the 41.0% increase in customers from September 30, 2004 to September 30, 2005. Average monthly revenue per customer location declined by 2.3% and 2.8%, respectively, for the three and nine month periods. Although the proportion of our customers purchasing our BeyondVoice II and BeyondVoice III service packages, at higher average monthly revenue per customer location, was higher in the first nine months of 2005 than in the first nine months of 2004, the impact of this trend was more than offset by the effect of increased levels of customers with under three year contracts at lower price points and competitive pricing pressure on new contracts and contract renewals, resulting in a higher level of promotions and discounts offered to customers at the time of contract signature. We expect average monthly revenue per customer location to remain relatively flat or decline in the foreseeable future due to competitive pricing pressures. Revenues from access charges paid to us by other communications companies to terminate calls to our customers declined for the nine month comparison period and grew substantially slower than our customer base for the three month period due to reductions in access rates on interstate calls as mandated by the FCC, including an approximate 30% reduction effective in June 2004. Our segment contributions to the increase in revenue in the three and nine month periods ended September 30, 2005 as compared to the three and nine month periods ended September 30, 2004, respectively, were $3.0 million and $8.6 million from Atlanta, $2.1 million and $6.8 million from Dallas, $3.3 million and $9.8 million from Denver, $2.6 million and $7.4 million from Houston, which was launched in March 2004, and $0.7 million and $1.0 million from Chicago, which was launched in March 2005.

Cost of Service. Cost of service increased 41.4% and 49.9%, respectively, from the three and nine month periods of 2004 to the three and nine month periods of 2005. As a percentage of total revenue, cost of service increased from 28% in the first nine months of 2004 to 29% in the first nine months of 2005. Cost of service as a percentage of revenue for the three month periods ended September 30, 2004 and 2005 remained stable at 29%. The increase in cost of service was largely attributable to the 41.0% increase in the number of customers from September 30, 2004 to September 30, 2005. In addition, a decrease in the level of service credits and performance penalties in 2005 resulted in a $0.3 million and $1.4 million increase to cost of service in the three and nine month periods of 2005. Service credits, which are recognized as offsets to cost of service, arise from billing and service disputes between telecommunications carriers and us. They are resolved by negotiation among the parties or through the intervention of a regulatory body. We cannot predict the level of errors in charges from our suppliers, nor can we predict the proportion of disputes that we will win. Similarly, performance penalties are assessed by the state public service commissions against local telephone companies for failing to meet publicly mandated standards in their capacity as suppliers of circuits and services. The amount of performance penalties for failure to meet standards varies by state, and we expect variations in the performance of our suppliers and, therefore, in our receipt of penalty payments. For these reasons, we expect service credits and performance penalties to vary in an unpredictable manner in the future.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of colocation to our equipment located at our customers’ premises, represented the largest component of cost of service. The increase in circuit access fees between the three and nine month periods is primarily a result of the increase in the number of customers. Circuit access fees as a percentage of revenue decreased slightly from 2004 for the three month period, but increased slightly over 2004 for the nine month period. The primary factors increasing circuit access fees as a percentage of revenue were the increased costs arising from the FCC rule changes and startup operations in Chicago in early 2005. The primary factors decreasing circuit access fees as a percentage of revenues include rate reductions in circuit access fees in Texas mandated by the state regulatory commission effective March 2005, as well as continuing efforts to optimize network cost efficiency.

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers, and certain taxes and fees. As a percent of revenue, other costs of service decreased for both the three and nine months ended September 30, 2005. This overall decrease is the result of negotiated price decreases with vendors and other cost savings that we achieved through network optimization efforts.

In February 2005, the FCC issued its Triennial Review Remand Order, or TRRO, and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers, or ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within these wire centers. In addition, certain caps are imposed regarding the number of unbundled network element, or UNE, facilities that companies like us may have on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminates the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

The rates charged by ILECs for our high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules are increased 15% effective for one year until March 2006, although the scope of this increase is uncertain because the new FCC rules are subject to interpretation by state regulatory agencies. In addition, by March 10, 2006, we will be required to transition these existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, unless we can negotiate other rate structures with the ILECs. Subject to any contractual protections under our existing interconnection agreements with ILECs, beginning March 11, 2005, we may also be subject to the ILECs’ higher “special access” pricing for any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

We are able to estimate the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $1.2 million through September 30, 2005 for these increased costs, and this amount has been charged to cost of service in the nine months ended September 30, 2005. This estimate includes $1.0 million for the total cost impact related to wire centers and transport routes determined to be sufficiently competitive to be subject to the FCC’s new rules. This estimate also includes $0.2 million for a portion of the total cost impact associated with the caps imposed on the number of circuits that we may have on a single route or into a single building. However, we believe that there is insufficient information for us to make a reasonable estimate of the total increased costs associated with the caps imposed on the number of circuits. The potential additional costs associated with the caps ranges from zero to $0.6 million through September 30, 2005. Due to inconsistencies and ambiguities in the FCC order as to the application of the DS-1 loop and DS-1 transport caps, the cost impacts for Atlanta, Denver and Chicago will not be reasonably estimable until the states of Georgia, Colorado and Illinois, respectively, interpret the rule.

Certain aspects of the new FCC rules are subject to ongoing court challenges and the implementation of the new FCC rules is subject to multiple interpretations. We cannot predict the results of future court rulings, or how the FCC may respond to any such rulings, or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions. Recent state regulatory rulings have, however, reduced circuit access fees in certain states where we operate. In particular, the circuit access fees and other costs that we incur in Texas were reduced based on a state regulatory order that went into effect in March 2005. We began realizing benefits from this state ruling in the second quarter of 2005. We have also begun making changes in our network architecture to respond to the increases in transport circuit costs in order to mitigate the impact of the FCC rule changes. We will continue to identify and implement these mitigation efforts on an ongoing basis and expect the majority of these efforts will be implemented during the fourth quarter of 2005 and the first quarter of 2006. Until these efforts are complete, we expect our circuit access fees and transport charges to increase in the short term. While there can be no assurance that our circuit access fees and transport costs will not remain higher and increase further in the future, the cost increases on circuit access fees arising from recent changes in the FCC rules have to date been offset by the cost reductions in our Texas cities and other reductions arising from changes in our network architecture made in response to the new rules. Transport charges have increased as a percentage of revenue from 2.3% to 2.7% for the three months ended September 30 and from 2.4% to 2.5% for the nine months ended September 30.

Selling, General and Administrative (Dollar amounts in thousands)

	September 30, 2004		September 30, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits	$11,722	39.4%	$15,069	36.4%	$3,347	28.6%
Marketing costs	260	0.9%	493	1.2%	233	89.6%
Other selling, general and administrative	4,920	16.5%	6,369	15.4%	1,449	29.5%

Total SG&A	$16,902	56.8%	$21,931	53.0%	5,029	29.8%

Nine Months Ended
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits	$32,859	40.5%	$43,150	37.6%	10,291	31.3%
Marketing costs	609	0.8%	1,288	1.1%	679	111.5%
Other selling, general and administrative	13,752	16.9%	18,781	16.4%	5,029	36.6%

Total SG&A	$47,220	58.2%	$63,219	55.1%	$15,999	33.9%

Other data:
Employees	568		692		124	21.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased at a slower rate than our revenue or customers for both the three and nine month periods ended September 30, 2005, as evidenced by its decline as a percentage of revenue from 56.8% and 58.2% in the three and nine month periods ended September 30, 2004 to 53.0% and 55.1% in the three and nine month periods ended September 30, 2005, respectively. We expect selling, general and administrative costs to continue to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in our expenses. However, this decrease will be diminished by cost associated with our plan to launch operations in Los Angeles and our wireless service platform in all our markets in the first quarter of 2006. These activities will increase selling, general and administrative costs beginning in the fourth quarter of 2005.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods. The primary factor increasing this category of costs is the growth in employees. However, the growth in the cost of benefits, such as medical insurance payments made by the company, per employee caused this expense line item to grow at a faster rate than the number of employees.

Marketing costs, including advertising, increased both in absolute dollars and as a percent of revenues as we have increased our marketing efforts into new mediums to address the increasingly competitive environment. Our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative costs, which include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense, increased due to the addition of new operations and to the growth in centralized expenses needed to keep pace with the growth in customers. As a percentage of revenue, other selling, general and administrative costs declined for the three and nine month periods ended September 30, 2005 when compared to the comparable periods of 2004.

Depreciation and Amortization (Dollar amounts in thousands)

	September 30, 2004		September 30, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Depreciation and amortization	$5,360	18.0%	$6,097	14.7%	737	13.8%

Nine Months Ended
Depreciation and amortization	$16,891	20.8%	$17,749	15.5%	858	5.1%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.7 million and $0.9 million between the three and nine month periods of 2004 and 2005, respectively. Depreciation and amortization expense increased because the increase in depreciation and amortization arising from new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated.

Other Income (Expense) (Dollar amounts in thousands)

	September 30, 2004		September 30, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Interest income	$160	0.5%	$374	0.9%	$214	133.8%
Interest expense	(562)	(1.9)%	(730)	(1.8)%	(168)	29.9%
Loss on disposal of assets	(328)	(1.1)%	(109)	(0.3)%	219	(66.8)%
Other, net	(52)	(0.2)%	13	0.0%	65	(125.0)%

Total	$(782)	(2.6)%	$(452)	(1.1)%	330	(42.2)%

Nine Months Ended
Interest income	$488	0.6%	$882	0.8%	394	80.7%
Interest expense	(2,178)	(2.7)%	(2,045)	(1.8)%	133	(6.1)%
Loss on disposal of assets	(753)	(0.9)%	(382)	(0.3)%	371	(49.3)%
Other, net	(201)	(0.2)%	(9)	0.0%	192	(95.5)%

Total	$(2,644)	(3.3)%	$(1,554)	(1.4)%	$1,090	(41.2)%

Interest Income. Interest income increased for both the three and nine month periods as a result of higher cash and investment balances during 2005. The higher balances in cash and investments were a result of proceeds from the sale of approximately $17.0 million of preferred stock in December 2004 and a $2.8 million increase in cash resulting from operating, investing and financing activities through the nine months ended September 30, 2005.

Interest Expense. Interest expense incurred as a result of our credit facility with Cisco Capital and our capital lease obligations, prior to the effects of our accounting for the troubled debt restructuring, increased $0.1 million for the three month period ended September 30, 2005 and decreased $0.5 million for the nine month period ended September 30, 2005. The increase in the three month period results from an increase in total debt outstanding between periods. The decrease in interest expense for the nine month periods relates to a decrease in the interest rate under our credit facility effective in June 2004. The offset to interest expense associated with the accounting for the restructuring of troubled debt decreased $0.1 million and $0.4 million for the three and nine month periods, respectively.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment decreased for both the three and nine month periods ended September 30 due to a decreased number of unrecoverable integrated access devices from disconnected customers and a lower amount of write-offs of certain network and software assets that we replaced due to obsolescence or upgrade.

Other, net. Other, net primarily represented adjustments to the carrying value of certain interest rate sensitive investments to reflect market value changes. These investments were held throughout 2004 and were converted to other investments in early 2005, resulting in a decrease in this net expense.

Net Income (Loss). Net loss decreased $2.7 million and $6.6 million for the three and nine month periods ended September 30, 2005 from the three and nine month periods ended September 30, 2004. We had net income for the three month period in 2005. The improved results arose primarily from the significant increase in revenues and significantly slower rates of increase in selling, general and administrative expenses and depreciation and amortization expense. The reduction in other expense, as a result of the conversion of investments described in Other, net for both the three and nine months of 2005 also contributed to the decrease in net losses.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 4 to the Condensed Consolidated Financial Statements. At September 30, 2005, our segments were geographic and included Atlanta, Dallas, Denver, Houston and Chicago. The balance of our operations is in our Corporate group, which operations consist of corporate executive, administrative and support functions and unallocated centralized operations, which includes network operations, customer care and provisioning. We do not allocate these Corporate costs to the other segments and believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. In addition to segment results, we use aggregate adjusted EBITDA to assess the operating performance of the overall business. Because our chief executive officer, who is our chief operating decision maker, primarily evaluates the performance of our segments on the basis of adjusted EBITDA, we believe that segment adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure our operating results and assess performance, and each of revenue and adjusted EBITDA is presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, we use the non-GAAP financial measure adjusted EBITDA, and that, in our case, further excludes stock-based compensation expense, write-off of public offering costs, gain recognized on troubled debt restructuring, gain or loss on asset dispositions and other non-operating income or expense. We have presented adjusted EBITDA because this financial measure, in combination with revenue and operating expense, is an integral part of the internal reporting system used by our management to assess and evaluate the performance of our business and its operating segments both on a consolidated and on an individual basis.

Other public companies may define adjusted EBITDA in a different manner or present varying financial measures. Accordingly, our presentation may not be comparable to other similarly titled measures of other companies. Our calculation of adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA. We believe that adjusted EBITDA, while providing useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP, such as operating income or loss.

Our segment data is presented below for the three and nine month periods ended September 30:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Revenue:
Atlanta	$30,663	$39,276	$10,908	$13,874
Dallas	24,114	30,875	8,686	10,840
Denver	25,137	34,939	9,182	12,445
Houston	1,270	8,720	956	3,592
Chicago	—	951	—	652

Total revenue	$81,184	$114,761	$29,732	$41,403

Adjusted EBITDA
Atlanta	$18,142	$22,790	$6,356	$8,249
Dallas	8,923	13,225	3,159	4,957
Denver	12,263	18,252	4,556	6,543
Houston	(3,083)	441	(1,007)	631
Chicago	(31)	(5,113)	(22)	(1,795)
Corporate	(24,539)	(31,634)	(8,595)	(11,022)

Total Adjusted EBITDA	$11,675	$17,961	$4,447	$7,563

Operating profit (loss):
Atlanta	$13,702	$18,277	$4,798	$6,772
Dallas	5,220	9,271	1,861	3,646
Denver	9,149	14,376	3,420	5,234
Houston	(3,513)	(682)	(1,218)	197
Chicago	(34)	(5,475)	(23)	(1,999)
Corporate	(30,019)	(35,793)	(9,853)	(12,470)

Total operating loss	$(5,495)	$(26)	$(1,015)	$1,380

Depreciation and amortization expense:
Atlanta	$4,439	$4,513	$1,557	$1,477
Dallas	3,703	3,954	1,297	1,311
Denver	3,115	3,876	1,136	1,309
Houston	430	1,123	211	434
Chicago	3	362	2	204
Corporate	5,201	3,921	1,157	1,362

Total depreciation and amortization	$16,891	$17,749	$5,360	$6,097

Capital expenditures:
Atlanta	$2,464	$3,011	$303	$1,046
Dallas	2,305	2,181	406	894
Denver	3,256	2,791	899	1,047
Houston	3,483	2,547	626	894
Chicago	884	2,529	797	879
Los Angeles	—	345	—	345
Corporate	5,306	3,768	2,130	1,703

Total capital expenditures	$17,698	$17,172	$5,161	$6,808

Total assets:
Atlanta	$14,123	$12,602
Dallas	13,100	10,706
Denver	12,529	11,589
Houston	4,794	7,938
Chicago	881	5,026
Los Angeles	—	345
Corporate	36,127	55,480

Total assets	$81,554	$103,686

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2005	2004	2005
Reconciliation of Adjusted EBITDA to Net income (loss):
Total Adjusted EBITDA for reportable segments	$11,675	$17,961	$4,447	$7,563
Depreciation and amortization	(16,891)	(17,749)	(5,360)	(6,097)
Non-cash stock option compensation	(280)	(240)	(102)	(86)
Interest income	488	882	160	374
Interest expense	(2,178)	(2,045)	(562)	(730)
Loss on disposal of property and equipment	(753)	(382)	(328)	(109)
Other income (expense), net	(200)	(7)	(52)	13

Net income (loss)	$(8,139)	$(1,580)	$(1,797)	$928

The operating results from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Our sales efforts, our service offerings and the prices we charge customers for our services are generally consistent across our operating segments. Operating expenses include cost of service and selling, general and administrative costs incurred directly in the markets where we serve customers. Although our network design and market operations are generally consistent across all our operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office colocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

We record costs in our markets prior to launching service to customers. We launched service in Atlanta in April 2001, in Dallas in September 2001, in Denver in January 2002, in Houston in March 2004 and in Chicago in March 2005. In the last quarter of 2003, we incurred expenses primarily relating to the staffing of our Houston office and the cost of obtaining network circuits in Houston. In the last quarter of 2004 we incurred expenses primarily relating to the staffing of our Chicago office and the cost of obtaining network circuits in Chicago. We expect to begin incurring similar office, staffing, and network costs in Los Angeles in the fourth quarter of 2005, in expectation of launching operations late in the first quarter of 2006. We attained positive adjusted EBITDA in Atlanta, Dallas, Denver, and Houston within 17 months from launch.

Liquidity and Capital Resources

Overview. We commenced operations in 2001. Until 2004, we funded our operations primarily through issuance of an aggregate of $120.8 million in equity securities and borrowings under a line of credit facility established with Cisco Capital, used principally to purchase property and equipment from Cisco Systems. In 2004, we recorded positive cash flow from operating activities for the first time and continued this trend in the first nine months of 2005. In addition, we raised $17.0 million from issuance of equity securities in December 2004 and another $73.6 million of gross proceeds from our initial public offering in November 2005. Our total borrowings under the Cisco Capital line of credit were $83.1 million, and the amount outstanding was $62.4 million, as of September 30, 2005, in addition to $25.0 million which was borrowed in 2001 and subsequently converted into Series B preferred stock in November 2002. All amounts outstanding to Cisco Capital were repaid in November 2005 with proceeds from our initial public offering and the credit facility was terminated.

Cash Flows From Operations. Cash provided by operating activities was $5.2 million in the nine months ended September 30, 2004 and $18.3 million in the nine months ended September 30, 2005. The increase in cash provided by operating activities of $13.1 million from 2004 to 2005 is primarily comprised of a decrease in net loss of $6.6 million, an increase in the provision for doubtful accounts of $0.7 million resulting from our increase in customers, a decrease of $0.4 million in interest expense associated with the reduction in carrying value in excess of principal resulting from the restructuring of a portion of our Cisco Capital debt in 2002, an increase of $5.3 million in net changes in operating assets and liabilities, and an increase in depreciation and amortization expense of $0.9 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our new operations in Houston and Chicago, offset by a decrease of $0.4 million in loss on disposal of property and equipment due to an improvement in recovery of integrated access devices from disconnected customers and a decrease of $0.2 million in the write-down of marketable securities.

Cash Flows From Investing Activities. Cash used in investing activities increased $6.9 million in the nine months of 2005 compared to the nine month period in 2004. Our principal cash investments are for purchases of property and equipment and purchases of marketable securities. Cash purchases of property and equipment primarily include non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $6.8 million and $11.0 million for the nine months ended September 30, 2004 and 2005, respectively. As discussed below, network-related capital expenditures have primarily been financed through our credit facility with Cisco Capital and are shown as supplemental data to the statement of cash flows.

We invest excess cash balances in the marketable securities of highly-rated corporate and government issuers. Purchases of marketable securities were $12.6 million and $10.6 million in the nine months ended September 30, 2004 and 2005, respectively. We periodically redeem our marketable securities in order to transfer the funds into other operating and investing activities. We redeemed $19.0 million and $14.4 million in the nine month periods of 2004 and 2005, respectively.

Non-cash Purchases of Property and Equipment. Non-cash purchases of property and equipment consist of our network capital expenditures which were purchased primarily from Cisco Systems and financed through our credit facility with Cisco Capital. These capital expenditures were recorded as non-cash purchases because they were directly financed by Cisco Capital without the exchange of cash for the assets that we purchased. Network capital expenditures include the purchase of integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, colocation and data center buildout expenditures and equipment installation costs. Our non-cash purchases of property and equipment were $10.9 million and $6.2 million in the nine month periods of 2004 and 2005, respectively. The decrease in non-cash purchases of property and equipment from the first nine months of 2004 to the first nine months of 2005 was due to reduced purchases and more favorable pricing.

As noted above, the balance of our debt under the Cisco Capital credit facility was repaid in November 2005 using the proceeds from our initial public offering and the facility was terminated. Therefore, we will not record non-cash purchases of property and equipment after November 2005 because we will purchase these types of assets with cash.

Our capital expenditures, which include both cash and non-cash purchases of property and equipment, were $17.7 million and $17.2 million in the first nine months of 2004 and 2005, respectively. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $29.0 million in 2005. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

Cash Flows From Financing Activities. Cash flows used in financing activities were $6.5 million and $8.4 million in the first nine months of 2004 and 2005, respectively. The increase in cash used was primarily related to increased principal payments under our Cisco Capital credit facility.

We believe that cash on hand plus cash generated from operating activities and the proceeds from our initial public offering, will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan. We anticipate launching operations in six additional markets by the end of 2009, and our long term cash requirements include the capital necessary to fund this next phase of our market expansion. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to our six additional markets as they are launched on a staggered basis over the next three years. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand to cover projected cash needs.

Secured Revolving Line of Credit. In addition to the sources of cash noted above, at the time of our initial public offering we received a commitment letter from Deutsche Bank under which we will have the ability to enter into a new secured revolving line of credit for up to $10.0 million. Subsequently, we obtained a commitment letter from Bank of America which provides for a secured revolving line of credit for up to $25.0 million. We believe that this second proposal offers more advantageous terms, which will be substantially as described below.

General. The secured revolving line of credit would terminate five years from its closing date. The revolving line of credit would be available to finance working capital, capital expenditures, and other general corporate purposes. All borrowings would be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

Interest and Fees. The interest rates applicable to loans under the revolving line of credit would be floating interest rates that, at our option, would equal a LIBO rate or an alternate base rate plus, in each case, an applicable margin. The base rate would be a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans would be one, two, three or six months, at our option. The applicable margin for LIBO rate loans will be 2.25%, 2.50%, and 2.75% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.6 million, and between $16.6 million and $25.0 million, respectively. The applicable margin for alternate base rate loans will be 0.75%, 1.00%, and 1.25% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.6 million, and between $16.6 million and $25.0 million, respectively. In addition, we will be required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.50%.

Prepayments. Voluntary prepayments of loans and voluntary reductions in the unused commitments under the revolving line of credit would be permitted in whole or in part, in minimum amounts and subject to certain other limitations. Mandatory prepayments will be required in an amount equal to 100% of the net cash proceeds of all asset sales or dispositions received by us or any of our subsidiaries greater than $0.5 million in any calendar year and 100% of the net proceeds from the issuance of any debt, other than permitted debt. Prepayments shall permanently reduce the revolving credit commitment.

Security. All of our direct and indirect subsidiaries would guaranty our obligations under the revolving line of credit. All amounts owing under the line of credit (and all obligations under the guaranties) would be secured by a first lien on all tangible and intangible assets, whether now owned or hereafter acquired, subject (in each case) to exceptions satisfactory to Bank of America.

Covenants and Other Matters. The revolving line of credit would require us to comply with certain financial covenants, including minimum consolidated EBITDA, minimum leverage ratio, as determined by our debt divided by EBITDA, and maximum capital expenditures. The revolving line of credit would also include certain negative covenants restricting or limiting our ability to, among other things:

•	declare dividends or redeem or repurchase capital stock or make other stockholder distributions;

•	prepay, redeem or purchase certain debt;

•	guarantee or incur additional debt, other than permitted purchase money indebtedness and capital leases;

•	engage in sale leaseback transactions;

•	make loans or investments;

•	grant liens or other security interests to third parties, other than in connection with permitted indebtedness and capital leases;

•	engage in mergers, acquisitions, investments in other businesses, or other business combinations;

•	transfer assets;

•	change our fiscal reporting periods or method of accounting; and

•	enter into transactions with affiliates.

The revolving line of credit would also contain certain customary representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt and judgment defaults.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Historically, our primary market risk exposure has been related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At September 30, 2005, we had no marketable securities invested in any such instruments.

Historically, we have had variable interest rates in connection with portions of our debt with Cisco Capital. In November 2005, we repaid the balance of our debt under such credit facility using the proceeds from our initial public offering and we terminated the facility.

Item 4. CONTROLS AND PROCEDURES

Effectiveness of Our Disclosure Controls and Procedures

Disclosure controls and procedures refer to controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We have evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on the evaluation we conducted, our management has concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

Internal control over financial reporting refers to a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

We have evaluated, with the participation of the our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, our management has concluded that no such changes have occurred.

PART II

OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The holders of at least a majority of our preferred stock acted by written consent on September 27, 2005 to adopt our 2005 Equity Incentive Award Plan, to enter into subscription agreements with certain of our directors for the purchase of common stock in our initial public offering, to approve of the 1 for 3.88 reverse stock split that we effected in connection with our initial public offering, and to amend and restate our certificate of incorporation to adjust the number of authorized shares of common and preferred stock.

Item 5. OTHER INFORMATION

On December 5, 2005, we received a letter of commitment from Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The following description of the revolving line of credit briefly summarizes the proposed facility’s terms and conditions that are material to us and is qualified in its entirety by reference to the full text of the commitment letter, which is filed as an exhibit to this Form 10-Q.

General. The secured revolving line of credit would terminate five years from its closing date. The revolving line of credit would be available to finance working capital, capital expenditures, and other general corporate purposes. All borrowings would be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

Interest and Fees. The interest rates applicable to loans under the revolving line of credit would be floating interest rates that, at our option, would equal a LIBO rate or an alternate base rate plus, in each case, an applicable margin. The base rate would be a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans would be one, two, three or six months, at our option. The applicable margin for LIBO rate loans would be 2.25%, 2.50%, and 2.75% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.6 million, and between $16.6 million and $25.0 million, respectively. The applicable margin for alternate base rate loans would be 0.75%, 1.00%, and 1.25% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.6 million, and between $16.6 million and $25.0 million, respectively. In addition, we would be required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.50%.

Prepayments. Voluntary prepayments of loans and voluntary reductions in the unused commitments under the revolving line of credit would be permitted in whole or in part, in minimum amounts and subject to certain other limitations. Mandatory prepayments would be required in an amount equal to 100% of the net cash proceeds of all asset sales or dispositions received by us or any of our subsidiaries greater than $0.5 million in any calendar year and 100% of the net proceeds from the issuance of any debt, other than permitted debt. Prepayments would permanently reduce the revolving credit commitment.

Security. All of our direct and indirect subsidiaries would guaranty our obligations under the revolving line of credit. All amounts owing under the line of credit (and all obligations under the guaranties) would be secured by a first lien on all tangible and intangible assets, whether now owned or hereafter acquired, subject (in each case) to exceptions satisfactory to Bank of America. The priority of the liens and security interests would be supported by landlord and mortgage waivers, warehousemen and bailee letters, third party consents, intercreditor agreements, and other agreements as shall be reasonably requested by Bank of America.

Covenants and Other Matters. The revolving line of credit would require us to comply with certain financial covenants, including minimum consolidated EBITDA, minimum leverage ratio, as determined by our debt divided by EBITDA, and maximum capital expenditures. The revolving line of credit would also include certain negative covenants restricting or limiting our ability to, among other things:

•	declare dividends or redeem or repurchase capital stock or make other stockholder distributions;

•	prepay, redeem or purchase certain debt;

•	guarantee or incur additional debt, other than permitted purchase money indebtedness and capital leases;

•	engage in sale leaseback transactions;

•	make loans or investments;

•	grant liens or other security interests to third parties, other than in connection with permitted indebtedness and capital leases;

•	engage in mergers, acquisitions, investments in other businesses, or other business combinations;

•	transfer assets;

•	change our fiscal reporting periods or method of accounting; and

•	enter into transactions with affiliates.

The revolving line of credit would also contain certain customary representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt and judgment defaults.

It em 6. EXHIBITS

Exhibit No	Description of Exhibit
10.1*	Letter of Commitment received by Bank of America, whereby Bank of America will provide us a secured revolving line of credit for up to $25.0 million.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND COMMUNICATIONS, INC.

	By:	/s/ James F. Geiger
	Name:	James F. Geiger
	Title:	President, Chairman of the Board and Chief Executive Officer

	By:	/s/ J. Robert Fugate
	Name:	J. Robert Fugate
	Title:	Chief Financial Officer

Date: December 8, 2005

Exhibit Index

Exhibit No	Description of Exhibit
10.1*	Letter of Commitment received by Bank of America, whereby Bank of America will provide us a secured revolving line of credit for up to $25.0 million.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.