Form 10-K
period 2005-12-31
CBEYOND COMMUNICATIONS INC
filed 2006-03-31
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-51588

CBEYOND COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3636526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Interstate North Parkway, Suite 300 Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 424-2400

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (see definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 27, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $223,074,418 based on the closing sale price as reported on the National Association of Securities Dealers Automated Quotation System National Market System.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 27, 2006
Common Stock, $0.01 par value	26,672,179

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on June 23, 2006, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CBEYOND COMMUNICATIONS, INC.

For the Fiscal Year Ended December 31, 2005

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and our assumptions regarding the regulatory environment, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions, are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of sales, operating margins, earnings, cash flow, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in this report in the section titled “Part I. Item 1A. Risk Factors and MD&A.” These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results. As a result, you should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws. Factors that might cause future results to differ include, but are not limited to, the following:

•	the timing of the initiation, progress or cancellation of significant contracts or arrangements;

•	the mix and timing of services sold in a particular period;

•	our need to balance the recruitment and retention of experienced management and personnel with the maintenance of high labor utilization;

•	rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets;

•	the inability to attract sufficient customers in new markets;

•	changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; and

•	general economic and business conditions.

Item 1.	Business

OVERVIEW

In this document, Cbeyond Communications, Inc. and its subsidiaries are referred to as “we”, the “Company” or “Cbeyond.”

We provide managed internet protocol-based, or IP-based, communications services to our target market of small businesses in select large metropolitan areas. Our services include local and long distance voice services, broadband Internet access, email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, and other communications and IT services. In January 2006, we began offering mobile voice and data services in conjunction with our landline-based services via our mobile virtual network operator, or MVNO, relationship with a nationwide wireless network provider. Our wireline voice services are delivered using Voice over IP, or VoIP, technology, and all of our services are delivered over our secure all-IP network, rather than over the best-efforts public Internet. Our network allows us to manage quality of service and achieve network and call reliability comparable to that of traditional phone networks.

We believe our all-IP network platform enables us to deliver an integrated bundle of communications services that may otherwise be unaffordable or impractical for our customers to obtain. We manage all aspects of our service offerings for our customers, including installation, provisioning, monitoring, proactive fault management and billing. We first launched our service in Atlanta in April 2001 and now also operate in Dallas, Denver, Houston, Chicago, and, as of March 2006, Los Angeles.

We reported approximately $159.1 million in revenue in 2005, as compared to $113.3 million in 2004 and $65.5 million in 2003. We reported $25.8 million of adjusted EBITDA, a non-GAAP measure—see “non-GAAP Financial Measures,” and net income of $3.7 million, on a consolidated basis in 2005. We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets within 18 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas and Denver within 17 months from launch in each market. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape and our costs to obtain unbundled network elements from the local telephone companies in each market. As of December 31, 2005, we were providing communications services to 20,347 customer locations.

Our IP/VoIP Network Architecture. We deliver our services over a single all-IP network using T-1 connections. This allows us to provide a wide array of voice and data services, attractive service features (such as real-time online additions and changes), quality of service and network and call reliability comparable to that of traditional telephone networks. Unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services, we employ a single integrated network, which uses technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. We transmit our customers’ voice and data traffic over our secure private network and do not use the public Internet, which is employed by other VoIP companies such as Vonage and Skype Technologies. Our network design exploits the convergence of voice and data services and we believe requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner. Beginning in the first quarter of 2006, leveraging the flexibility of our IP network and back-office systems, we integrated mobile services with our existing wireline services. We currently have an arrangement with an established national mobile carrier, which provides our new nationwide, privately-branded mobile service offering for our BeyondVoice customers.

Our Target Market and Value Proposition. Our target market is businesses with 5 to 249 employees in large metropolitan cities, using five or more phone lines. According to 2005 Dun & Bradstreet data, there are approximately 1.4 million businesses with 5 to 249 employees in the 25 largest markets in the United States. We currently serve six of these markets and plan to launch into five additional markets by the end of 2009.

We provide each of our integrated packages of managed services at a competitively priced, fixed monthly fee. Certain enhanced services are available as optional add-ons, and we charge per-minute fees for long distance telephone and mobile phone usage in excess of included plan minutes. We believe that we provide a differentiated value proposition to our customers, most of which do not have dedicated in house resources to fully address their communications requirements, and who therefore value the ease of use and comprehensive management that we offer. Our primary competitors, the local telephone companies, do not generally offer packages of similar managed services to our target market. We believe that this value proposition, along with our fixed-length contracts, has been crucial to achieving our historical monthly customer churn rate, which averaged approximately 1% for the year ended December 31, 2005.

Our Strategy

We intend both to grow our business in our current markets and to replicate our approach in additional markets. To achieve our goal of profitably delivering sophisticated communications tools to small businesses in our current and future markets, we have adopted a strategy with the following principal components:

•	Focus solely on the small-business market in large metropolitan areas. We target small businesses, most of which do not have dedicated in house resources to address their communications requirements fully and place a high value on customer support. By focusing exclusively on small business customers, we believe we are able to differentiate ourselves from larger service providers and deliver superior service that small business customers value.

•	Offer comprehensive packages of managed IP and mobile communications services. We seek to be the single-source provider of our customers’ wireline local and long distance voice services and data communications needs. All of our customers subscribe to one of our integrated BeyondVoice packages of applications. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. All of our wireline services are delivered over high-capacity T-1 connections. We do not offer our local and long distance voice services and broadband Internet access applications on an unbundled basis. We offer our services only under fixed-length, flat-rate contracts. We believe that this approach results in high average revenue per customer location and a low customer churn rate. Beginning in the first quarter of 2006, we added mobile voice and data services, including wireless email, wireless synchronization of calendar and contacts and wireless web browsing to our service offerings. We also plan to offer integrated mobile/wireline applications such as unified messaging, one number service and simultaneous ring. These mobile services will only be offered in conjunction with our core BeyondVoice package and we do not plan to offer mobile services on a stand-alone basis. Rather, we offer our customers a bundled mobile and wireline offering with one bill and shared minutes across their business.

•	Increase penetration of enhanced services to our customer base. We seek to achieve higher revenue and margin per customer, increase customer productivity and satisfaction and reduce customer churn by providing enhanced services in addition to our local and long distance voice services and broadband Internet access applications. As of December 31, 2005, our average customer used a total of 4.8 applications, whether as part of a package or purchased as an additional service.

•	Focus sales and marketing resources on achieving significant market penetration. We have chosen to focus our sales and marketing efforts on only six markets to date, including the launch of the Los Angeles market in March 2006, believing that this approach allows us to more effectively serve our small business customers and grow market share in these markets. We will continue to deploy a relatively large direct sales force in each of the markets that we enter, in contrast to many of our competitors, who have deployed smaller sales forces in a greater number of markets. We believe that our approach has resulted in our obtaining market share, and therefore profitability, at a faster rate and better financial results than would have resulted from an approach that emphasized having a sales presence in more markets.

•	Replicate our business model in new markets. We currently operate in six markets and intend to expand into five additional markets by the end of 2009. Each time we expand into a new market, we adhere to the same process for choosing, preparing, launching and operating in those markets. In launching our business in each new market, we use the same disciplined financial and operational reporting system to enable us to closely monitor our costs, market penetration and provisioning of customers and maintain consistent standards across all of our markets.

Our Strengths

Our business is focused on rapidly growing a loyal customer base, while maintaining capital and operating efficiency. We believe we benefit from the following strengths:

•	Our all-IP network. We are able to provide a wide range of enhanced communications services in a cost-efficient manner over a single network, in contrast to traditional communications providers, which may require separate, incremental networks or substantial network upgrades in order to support similar services. Our all-IP network architecture allows us to provide a comprehensive package of managed communications services including VoIP, with high network reliability and high quality of service.

•	Capital efficiency. We believe that our business approach requires lower capital and operating expenditures to bring our markets to positive cash flow compared to communications carriers using legacy technologies and operating processes. In addition, our deployment of capital is largely success-based, meaning we incur incremental capital only as our customer base grows. Historically, over time approximately 85% of our network capital expenditures have been success based.

•	Our automated and integrated business processes. We believe that the combination of our disciplined approach to sales, installation and service together with our automated business processes allow us to streamline our operations and maintain low operating costs. Our front and back office systems are highly automated and are integrated to synchronize multiple tasks, including installation, billing and customer care. We believe this allows us to lower our customer service costs, efficiently monitor the performance of our network and provide automated and responsive customer support.

•	Our highly regimented but personalized sales model. We believe we have a distinctive approach to recruiting, training and deploying our direct sales representatives, which ensures a uniform sales culture and an effective means of acquiring new customers. Our direct sales representatives follow a disciplined daily schedule and meet face-to-face with customers each day as part of a transaction-oriented but personalized and consultative selling process.

•	Our experienced management team with focus on operating excellence. Our senior management team has substantial industry experience. Our top three executive officers have an average of over 20 years of experience in the communications industry and have worked at a broad range of communications companies, both at startups and mature businesses, including local telephone companies, long distance carriers, competitive carriers, web hosting companies, Internet and data providers and mobile communications providers.

•	Our strong balance sheet and liquidity position. We currently have a strong balance sheet with over $37.9 million in cash and investments. We believe that cash flows from operations and cash on hand, will be sufficient to fund our capital expenditures and operating expenses, including those related to our current plans to expand into five additional markets by the end of 2009. In addition, we have an undrawn, $25.0 million revolving line of credit with Bank of America that is secured by substantially all of our assets (the “Line of Credit”).

We believe our strategies and strengths have contributed to our financial and operating performance, including high revenue growth, attractive average revenue per customer location and low customer churn.

Our Customers

We are targeting entrepreneurial-class businesses, or those with 5 to 249 employees in certain of the 25 largest metropolitan markets in the United States. According to 2005 Dun & Bradstreet data, there are approximately 1.4 million businesses with 5 to 249 employees in the 25 largest markets in the United States. We are focusing on these markets because of their high concentration of small businesses. We believe that pursuing these markets will allow us to maximize the resources we can apply by operating in the densest areas of small business in the United States. As of December 31, 2005, we were providing communications services to 20,347 customer locations and had processed over 3.9 billion VoIP minutes since our inception.

The majority of our target customers currently receive communications services from the incumbent local telephone companies, and many of these businesses have more than one provider for the basic services of local and long distance voice services and Internet access. These businesses, in most cases, do not receive the focus and personalized attention that larger enterprises enjoy and often lag behind larger businesses in the adoption of productivity-enhancing and cost-effective service offerings.

The small businesses we target typically lack affordable access to a T-1 broadband connection and typically do not have dedicated in house resources to manage their communications needs. A majority of our customer base uses 5 to 8 local voice lines, although the larger size customers in our range represent an increasing percentage of the total. Because we focus solely on small businesses, no single customer or group of customers represents a significant percentage of our customer base or revenues. Similarly, no single vertical customer segment represents a significant percentage of our base. Legal offices, physicians and architecture firms each make up greater than 10% of our customer base, while other services-related segments such as retail, real estate, banking and accounting firms each comprise 7% to 10% of our customer base. Other sectors such as insurance, not-for-profits, consulting and software development firms are also represented. We believe that small businesses look for the following characteristics in choosing a service provider: competitive pricing, focus on small-business solutions, dedicated customer care, a simplified, single bill and comprehensive service management.

Our Managed Service Offerings

Integrated Service Offerings

We offer integrated managed communications services through our BeyondVoice packages, which are provided over one to three dedicated T-1 connections. The BeyondVoice packages are essentially one basic product in three sizes, depending on the customer’s size and need for bandwidth:

	BeyondVoice I	BeyondVoice II	BeyondVoice III
Customer profile	Businesses with 5 to 14 lines (typically 4 to 30 employees)	Businesses with 15 to 24 lines (typically 30 to 100 employees)	Businesses with 36 to 48 lines (typically 100 to 200 employees with high bandwidth needs)

Broadband connection	One dedicated T-1 connection	Two dedicated T-1 connections	Three dedicated T-1 connections

Number of voice lines	6	16	36
6 landlines (or) 5 landlines + 1 mobile line (or) 4 landlines + 2 mobile lines

Included local minutes per month	Unlimited	Unlimited	Unlimited

Included domestic long distance minutes per month	1,500	3,000	9,000

Internet access	Speed up to 1.5 Mbps; unlimited monthly usage	Speed up to 3.0 Mbps; unlimited monthly usage	Speed up to 4.5 Mbps; unlimited monthly usage

Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus a full line of managed services our customers can choose from to customize their package. Beginning in the first quarter of 2006, we incorporated mobile into our BeyondVoice I package offering. The local and long distance voice services in our BeyondVoice packages include enhanced 911 services, which are comparable to the 911 services offered over traditional telephone networks, and business class features, which include call forwarding, call hunting, call transfer, call waiting, caller ID and three-way calling.

Enhanced Services

In addition to the applications offered in our BeyondVoice packages, we currently offer other services, which include voice mail, email, web hosting, virtual private network on-net and off-net, BeyondMobile, BeyondOffice, secure backup and filesharing, fax-to-email, and other applications and features. In the future, we plan to offer other applications, such as network security, calendar share, secure desktop, and integrated mobile/wireline applications, such as unified messaging, one number service and simultaneous ring. Our enhanced services are sold on an a la carte basis to subscribers of our BeyondVoice bundled packages.

Sales and Marketing

Overview

Our sales force targets small businesses that have 5 to 249 employees and four or more phone lines. We believe that the traditional local telephone companies have not concentrated their sales and marketing efforts on this business segment. Our direct sales representatives meet face-to-face with customers each day as part of a transaction-oriented but personalized and consultative selling process. We adhere to the same sales and operating procedures in every market we enter. We track the performance of our sales team by maintaining detailed activity measurements in each of our markets.

We offer our customers a comprehensive communications solution that is simplified into three BeyondVoice packages sold at fixed, predetermined prices. We permit our sales people to sell only our offered packages and do not allow them to make discounted sales or alter the BeyondVoice packages (other than to add enhanced services or in connection with company-wide promotions). We believe that value is the primary motivating factor for our customers. We believe that our commitment to offering integrated packages of services helps to simplify the entry of orders into our automated provisioning and installation process. Through our strategy of offering bundled services, we seek to become the single-source provider of our customers’ wireline and mobile communications services. We believe these factors contribute to our low customer churn rate.

Sales Channels

Direct Sales. The cornerstone of our sales efforts is our direct sales force. At December 31, 2005, we employed 281 direct sales representatives and 75% of our sales resulted from our direct sales efforts.

We believe we have a distinctive approach to recruiting and training our direct sales representatives which ensures a uniform sales approach and a consistent measure of revenue targets. We typically recruit individuals without prior telecommunications sales experience so that we can exclusively provide all of their formal training. The ongoing nature of our training is an essential part of our business strategy. We require our sales personnel to maintain a regimented daily schedule of training, appointment setting and face-to-face meetings with customers, resulting in a transaction-oriented, but personalized and consultative selling process.

A substantial part of the compensation for our sales force is based on commission. We reinforce our clear expectations of success through a system of increasing quotas and advancement for those who succeed. We promote from within and develop our own sales management talent from promising sales representatives, who have the opportunity to advance as we grow.

Inside Sales. In 2004 we established an inside sales group in order to respond to web-based and telephone inquiries from customer prospects. In addition to telephone-based sales to these prospects, the inside sales group evaluates and forwards potential customer prospects to our direct sales representatives and sells additional applications to our existing customers. At December 31, 2005 we employed 7 inside sales representatives and our inside sales group accounted for approximately 5% of our sales.

Indirect Sales. We supplement our direct sales force and our inside sales force with our channel partners, who leverage their preexisting business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other IT and telecommunications consultants to small businesses. As compensation for their services, our channel partners receive ongoing residual payments on their sales. At December 31, 2005 we employed 17 indirect sales representatives and our channel partners contributed approximately 20% of our sales.

Referrals Program

We believe we are building a culture of referrals that benefits both our direct and indirect selling efforts. We obtain approximately 30% of our new customers from our referral program through our current base of customers and through our referral partners. Our customers and referral partners are eligible to receive a one-time referral credit for each new customer they refer.

Marketing and Advertising

We focus our marketing resources on our direct and indirect sales efforts and programs that support those efforts. We market ourselves as “the last communications company a small business will ever need.” We have launched a focused marketing campaign of targeted direct mail, print and online media but have not committed our resources to traditional brand advertising. Our marketing expenses for the year ended December 31, 2005 were $1.8 million.

Operations

Once a customer is signed, we believe we provide a highly differentiated customer experience in each aspect of the service relationship. Our highly-automated and optimized business processes are designed to provide rapid and reliable installation, accurate billing and responsive, 24x7 care and support using both web-enabled and human resources.

We continue to put emphasis on customer service as a key differentiator to drive customer satisfaction and customer referrals for new business. In 2005, we created a new headquarters-based executive management position, Vice President of Customer Experience, to focus on the development, leadership and oversight of the post sale, customer-facing organizations, including Technical Support, Customer Care, Collections and Service Delivery. The responsibilities of the VP Customer Experience include defining the overall customer experience across all customer touch points, implementation of a cohesive customer care program and the effective management of our customer-facing organizations to insure continued customer satisfaction and high customer retention rates. This organizational focus has also contributed to continued improvements in our automated care and support capabilities used to empower our customers and increase our operational efficiency.

Installation

We employ a team of service coordinators in each of our markets to handle the order entry and customer installation process. A centralized circuit provisioning and customer activation group takes responsibility for ensuring that T-1 circuits from the local telephone company to the customer’s location are provisioned correctly and on time, together with local number portability and the appropriate features and applications ordered by the customer. We seek to provision our BeyondVoice I customers within 30 calendar days, our BeyondVoice II and BeyondVoice II Plus customers within 40 calendar days and our BeyondVoice III customers within 60 calendar days. Our automated processes allow us to reduce the time and human intervention necessary to fill our circuit orders with the local telephone company. Currently, a majority of all circuit orders receive a firm order commitment from the local telephone company with no human intervention in less than twelve hours from submission. Once an order is submitted, an outsourced technician is dispatched to the customer’s location to install the integrated access device, connecting the customer’s equipment to our network, and to activate and test the services. After installation of the integrated access device, new services added by the customer will work with the customer’s existing equipment and require no further equipment changes or capital expenditures.

Billing

We bill all of our customers electronically. Our customers receive their bill due information via email. Full billing detail and analytical capabilities are available to our customers on the web through our Cbeyond Online website. We do not send any paper bills. In addition, over 35% of our customers pay us online, either via credit card, electronic funds transfer, or automatic account debit. During 2005, on average, our days sales outstanding, which relates outstanding receivables to the number of days of revenue, was 19. Because we employ flat-rate billing in advance, customers are able to budget their costs, billing is simplified and errors are kept to a minimum. Because billing-related calls are often the largest percentage of calls into customer care among communications service providers, our approach to billing greatly reduces the amount of resources needed in our customer care organization. Moreover, our automated systems enable us to easily disconnect and reconnect our services, which assists us in effectively collecting unpaid bills.

Customer Care and Cbeyond Online

We offer our customers 24x7 support through live access to dedicated care representatives and through online resources. Although customers can choose to speak with one of our Cbeyond representatives on a real-time basis, Cbeyond Online has become our primary channel for customer care.

We offer a broad range of capabilities online, including functions allowing customers to:

•	review their requested services and accept their installation order (for new customers);

•	view, pay and analyze their bills;

•	view and modify their services and account features;

•	view and modify account information;

•	research products and troubleshoot issues using the section of our web site devoted to frequently asked questions, which we call our Find-It-Fast knowledge base; and

•	submit requests for account changes.

Underpinning our care and support operations is a network that provides our customers with reliable and high quality service. Our network operations group manages and tracks network performance. We have deployed state-of-the-art network monitoring and diagnostic tools to provide our care representatives and network operations center personnel with real-time insight into problem areas and the information needed to address them.

Our All-IP Network Architecture

We deliver our services over a single all-IP network using T-1 connections to connect customers to our network. This allows us to provide a wide array of voice and data services, attractive service features (such as real-time online adds and changes), and network reliability and call quality comparable to that of traditional telephone networks. Unlike traditional voice-centric circuit-switched communications networks, we employ a single integrated network using technologies that digitize voice communications into IP packets and converge them with other data services for transport on an IP network. We transmit our customers’ voice traffic over our secure private network and do not rely on the best efforts public Internet. Our network design exploits the convergence of voice and data services and requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

There are two distinct strategies that carriers adopt in deploying VoIP services:

•

Voice as an application over the public Internet. Because calls are carried over the public Internet and not over a private network such as ours, service is often provided on a best-efforts basis. These service providers focus mainly on the consumer market. We believe that these offerings may lack the call quality, network reliability, security and service features that business customers require.

•	Our managed IP network. We have deployed an all-IP network over which voice calls primarily travel over a managed IP connection as opposed to the public Internet. This approach allows us to deliver quality of service similar to the quality of a public switched telephone network. In our model, voice is an application over a private data network.

Initially, all of our customers connected to our BeyondVoice service via their existing analog premise equipment. We install and manage an integrated access device on the customer’s premise that converts VoIP traffic to analog time division multiplexing, or TDM, and interconnects with the customer’s phone system via digital or analog connections. By interconnecting with the customer’s existing TDM-based phone system, we significantly minimize the investment required to switch to our VoIP service, simplify the installation of our service and greatly reduce the sales lead-time.

While the majority of our new customers still connect to our service via their existing analog premise equipment, over the past two years we have observed a steady increase in the deployment of IP-based phone systems in the small business market. According to several industry analysts, the sales of IP-based phone systems have recently surpassed that of the traditional TDM phone systems. Many of these IP-based phone systems, or IP-PBXs, use a standards-based and highly flexible protocol called session initiation protocol, or SIP, and provide significant cost savings and increased functionality. One of the key benefits for many small businesses is that they now have access to direct inward dial, or DID, capability. DIDs allow each employee to have their own direct phone number and not just an extension. The availability of DIDs allows the end user to take advantage of many productivity enhancing applications such as unified messaging, auto attendant, integrated voicemail, selective call routing and much more.

In early 2005 we began offering our BeyondVoice with SIPconnect service that allows customers to connect their IP-PBX to our integrated access device directly via SIP rather than traditional analog or digital. Direct SIP peering between a customer’s IP-PBX and our VoIP network eliminates the need for the customer to purchase a TDM gateway; significantly reducing their hardware investment. SIP peering also eliminates the VoIP to TDM conversions which reduces the voice traffic latency thereby increasing the voice quality. End-to-end SIP signaling and a pure IP bearer path lay the foundation for richer communication services than offered by the public switched telephone network today, which are essential to the future of packet-based communications and the delivery of productivity enhancing applications.

The main advantage of our IP network architecture is its low cost structure relative to traditional circuit-switched networks. Our more efficient single-network approach enables us, relative to the historical experiences of legacy carriers, to:

•	buy fewer network components (and at lower cost);

•	lease fewer telecommunications circuits;

•	employ fewer staff;

•	rent less colocation space;

•	incur lower maintenance costs; and

•	integrate fewer support systems.

Legacy competitive carriers often manage numerous overlapping and interconnected network technologies to provide the package of services that we provide on our single all-IP network. Legacy network architectures can include: a circuit-switched local or long distance voice network, digital subscriber line, IP and frame relay data transmission networks, and asynchronous transfer mode and synchronous optical network intracity transport networks. These different legacy networks generally require the expense and complexity of dedicated circuits and network transmission and monitoring equipment. We believe that we benefit from the efficiency of being able to provide all our services over a single network.

One of the benefits of our IP network is the ability to integrate voice and data packets seamlessly. Bandwidth for voice is dynamically allocated, which allows the customer to enjoy full access to the 1.5 Mbps of bandwidth a T-1 connection affords when no voice traffic is present on the access circuit. When a customer activates a voice line, the allocated bandwidth automatically adjusts to allow the caller the amount of the T-1 connection needed to process his call. Because legacy time-division multiplexing service providers must dedicate fixed portions of their customer circuits to voice and data, they are unable to employ dynamic bandwidth allocation. This feature allows us to provide increased speed and performance to our customers in their Internet usage while assuring high quality voice service.

We organize our network into three groupings of equipment and circuits for purposes of network management and quality measurement:

•	the core network, which is located in our data centers and primarily comprises softswitches, backbone routers and media and feature servers;

•	the distribution network, which includes colocation equipment such as T-1 aggregation routers and trunking gateways, as well as DS-3 transport circuits; and

•	the access network, which comprises the T-1 local loops and integrated access devices that connect customers’ equipment to our extended network.

Our software monitors network quality and tracks potential problems by monitoring each of these network groupings.

The largest single monthly expense associated with our network is the cost of leasing T-1 circuits to connect to our customers.

We lease T-1s primarily from the local telephone companies on a wholesale basis using unbundled network element loops or enhanced extended loops. An enhanced extended link consists of a T-1 loop connected to the interoffice transport unbundled network element. This design allows us to obtain the functionality of a T-1 loop without the need for colocation in the local telephone company’s serving office. We are able to take advantage of T-1 unbundled network element loop and enhanced extended links and the associated cost-based pricing of each because we meet certain qualifying criteria established by the Federal Communications Commission (the “FCC”) for use of these services and because we have built the processes and systems to take advantage of these wholesale circuits, in contrast to many competitive carriers, which lease T-1 circuits under special access, or retail, pricing. As a result of regulatory changes enacted via the FCC’s Triennial Review Remand Order, or TRRO, we are required to lease T-1 circuits under special access pricing when serving customers in certain geographical areas within our cities. See “Government Regulation.”

We employ these wholesale T-1 circuits as follows:

•	Unbundled network element loops. An unbundled network element loop is the facility that extends from the customer’s premises to our equipment colocated in the local exchange company end-office that serves that customer location. We employ unbundled network element loops when we have a colocation in the central office that serves a customer. We use high-capacity T-1 unbundled loops to serve our customers.

•

Enhanced extended links. An enhanced extended link is a combination of an unbundled T-1 loop and an associated T1 transport element that are joined together by the local telephone company at the end-office serving the customer location. This allows us to obtain access to customer premises without having a colocation at the serving central office. The current FCC rules require local telephone companies to provide T-1 enhanced extended links to carriers subject to certain local use criteria, which we meet. Once we achieve sufficient density from a remote office, we deploy a dedicated DS-3 transport and regroom the T1 transport elements onto the DS3 and remove the T1 transport elements.

Historically approximately half of our circuits were provisioned using unbundled network element loops and half using enhanced extended links. Our monthly expenses are significantly less when using unbundled network element loops rather than enhanced extended links, but unbundled network element loops require us to incur the capital expenditures of central office colocation equipment. Both unbundled network element loops and enhanced extended links are substantially less expensive for us than special access circuits. We lease DS-3 circuits from local telephone companies or competitive carriers to carry traffic from the end-office colocation to our equipment in a tandem wire center colocation. We install central office colocation equipment in those central offices having the densest concentration of small businesses. We usually launch a market with several colocations and add colocations as the business grows. For example, in Atlanta, our most mature market, we currently have 16 colocations.

Our VoIP technology allows us to concentrate approximately five times as many T-1 circuits onto our DS-3 transport circuits as legacy time-division multiplexing providers. Specifically, we can dynamically allocate available transport bandwidth and can converge and mix voice and data traffic on the network, which offers us significant cost savings.

Our software-based VoIP architecture also provides the flexibility to add services and change features quickly, in contrast to legacy providers whose systems have historically required them to make time consuming physical moves, adds and changes. We believe that our all-IP, private network is optimized to deliver services in an efficient, flexible and cost-effective manner.

Front and Back Office Systems Architecture

We have combined our streamlined business processes with best-in class commercial software packages that we have integrated to create a platform for delivery of our automated front and back office systems. We believe that the integration of our IP network with our front and back office platform supports an efficient cost structure.

These are the cornerstones of our IT strategy:

•	deploying commercial software applications and making use of application service providers instead of building our own custom software;

•	operating a single customer facing system tightly integrated with back office provisioning, activation and billing systems;

•	using automated and web interfaces to extend our business processes to customers and partners; and

•	embedding business process management throughout our front and back office platform.

We believe that the software packages we have deployed are scalable, based on successful implementation and operation of such software packages by much larger enterprises with greater volumes of transactions. In addition, they can be customized by the incorporation of our specially tailored business processes. We enjoy the advantages of third-party maintenance and updates from companies with substantial research and development staffs.

Underlying our entire front and back office systems architecture is a comprehensive set of enterprise application integration code, with Siebel workflow and standard messaging and communications tools handling the majority of the interfaces.

Our front office systems consist of:

•	Customer relationship management. We use Siebel’s customer relationship management software to handle sales order entry and management, commissions, customer care, field service functions, integrated access device management and channel partner relationship management.

•	Online customer self-service. Our web-enabled customer self-service capabilities are primarily handled through a commercially available software system that manages our electronic bill presentment and payment functions, customer care requests and account and service management.

Our back office systems consist of:

•	Provisioning. We use an application service provider to conduct our gateway with local telephone companies and electronic bonding activities, including circuit orders and local number portability.

•	Activation. We have licensed software that handles our network inventory and activation functions, and we have an outsourcing arrangement with a third party to provide telephone number inventory functions.

•	Billing. Billing and payment processing are conducted through software we have licensed, and we handle billing mediation functions through other licensed software.

Relationship with Cisco Systems

Cisco Systems supplies our VoIP network technology. When we began our business in 2000, we evaluated a number of softswitch technologies and VoIP platforms. As a result, we determined that Cisco Systems’ softswitch represented the most advanced softswitch for our needs, incorporating business class features that business users require with a higher degree of reliability and sophistication than other competing technologies. In addition, we chose a single-vendor solution in an effort to mitigate the risk of integrating equipment from multiple vendors in a relatively new technology.

In addition, Cisco Systems, through its affiliate Cisco Capital, extended vendor financing to us for the equipment and services we purchase from them, as well as certain network-related expenditures with non-competing third party providers. We repaid the vendor financing in full in November 2005. Although we have continued to purchase only Cisco Systems network components to date, we believe that the risk of integrating competing products has greatly diminished, and we will deploy those products with the best combination of price and performance going forward, whether from Cisco Systems or competing manufacturers.

Competition

As a managed services provider in the communications industry, we broadly compete with companies that could provide both voice and enhanced services to small businesses in our markets.

As a provider of voice services, our primary competitors are the traditional local phone companies: BellSouth Corp. in Atlanta, Qwest Communications International, Inc. in Denver and AT&T, Inc. in Dallas, Houston, Chicago and Los Angeles. Based on information provided by our customers at the time of activation, over two-thirds of our customers used a traditional local telephone company for local telephone service prior to signing with us, and the remainder used competitive local telephone companies. Many of our customers used multiple vendors for local and long distance voice services and broadband Internet access and have enjoyed the convenience of a sole-sourced service since signing with us. In addition to the local telephone companies, we compete with other competitive carriers in each of our markets. These competitive carriers include XO Communications, Inc., NuVox Communications, USLEC Corp., McLeod USA, Inc., Eschelon Telecom, Inc., and ITC^Deltacom, Inc., among many others. Covad Communications began offering IP-based voice services to business customers in 2004, following its purchase of GoBeam, Inc., a wholesale provider of VoIP services. Covad operates in all of our markets. We believe that in the future many of our communications competitors could adopt the use of VoIP technology similar to ours.

Furthermore, there are other providers using VoIP technology, such as Vonage Holdings Corp., Skype Technologies SA, deltathree, Inc. and 8x8, Inc., which offer service using the public Internet to access their customers. We do not currently view these companies as our direct competitors because they primarily serve the consumer market and businesses with fewer than four lines. Certain cable television companies, such as Cox Communications, Inc., Comcast Cable Communications, Inc., TimeWarner Cable, Inc. and Cablevision Systems Corp., have deployed VoIP primarily to address consumers and to compete better against local telephone companies for residential customers, although each of these companies does offer packaged services to small business customers. Certain other VoIP-based companies, such as Net2Phone, Inc. and iBasis, Inc. have built business models based on wholesale VoIP services to companies that do not wish to develop or operate completely their own VoIP services. We do not view Net2Phone and other VoIP wholesalers as competitors, given their consumer focus. We expect that, in the future, other companies may be formed to take advantage of our VoIP-based business model. Existing companies may also expand their focus in the future to target small business customers. In addition, certain utility companies have begun experimenting with delivering voice and high speed data services over power lines.

Government Regulation

Our communications services business is subject to the statutory framework established by Congress, state legislatures and varying degrees of federal, state and local regulation. We have chosen to operate as a common carrier and therefore are voluntarily subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. The regulatory agencies exercise minimal control over our prices and services, but do impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements. In contrast to other VoIP-based carriers, we have elected to operate as a common carrier and thus our business does not rely on the regulatory classification of or favorable regulatory treatment for VoIP-based carriers in particular.

We operate as a facilities-based carrier and have received all necessary state and FCC authorizations to do so. Unlike resale carriers, we do not rely upon access to incumbent local exchange carrier switching facilities or capabilities and have not relied on the FCC’s former unbundled network element platform, or “UNE Platform” or “UNE-P” rules. As a facilities-based carrier, we have undertaken a variety of regulatory obligations, including (for example) providing access to emergency 911 systems, permitting law enforcement officials access to our network upon proper authorization, contributing to the cost of the FCC’s, and where applicable the state universal service programs, and making our services accessible to persons with disabilities.

By operating as a common carrier, we also benefit from certain legal rights established by federal legislation, especially the federal Telecommunications Act of 1996 (“Telecom Act”), which gives us and other competitive entrants the right to interconnect to the networks of incumbent telephone companies and access to elements of their networks on an unbundled basis. These rights are not available to those VoIP providers who do not operate as common carriers. We have used these rights to gain interconnection with the incumbent telephone companies and to purchase selected unbundled network elements (“UNEs”) at wholesale prices, especially T-1 loop UNEs that provide us access to our customers’ premises.

Congress, the FCC and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. Several bills have been introduced such as the Ensign Bill which if enacted could impact our current access rights to the ILEC network under the Telecommunications Act of 1996. It is unlikely, however, that any of these bills will be passed this year. The FCC’s current rules, as established in the August 2003 “Triennial Review Order” and subsequent orders discussed below, establish the general framework of regulation that allows us to purchase the UNEs that we buy. In addition, some of the changes under consideration by Congress, the FCC and state regulators may affect our competitors differently than they affect us. For example, the FCC’s recent elimination of the UNE-P rules (as discussed in more detail below) will affect resale carriers that seek to compete against us, but elimination of these rules does not affect us, because we do not rely on UNE-P. Changes in the universal service fund may affect the fees we are required to pay to contribute to funding this program, but since we and our competitors generally pass these fees through to customers, we expect any changes to have minimal competitive effect. Similarly, we do not expect changes in inter-carrier compensation rules to have a material effect on us, because we derive the vast majority of our revenues directly from our customers, rather than from other carriers. We do not collect reciprocal compensation for termination of local calls, and we derive relatively little revenue from access charges for origination and termination of long distance calls over our network. In addition, reviews by state public service commissions have resulted in rate reductions for the circuits we lease in Georgia, Texas, Colorado, Illinois and California. The rates in Illinois and Texas are currently under appeal and the Georgia rates were appealed and remanded back to the Georgia commission by the court. As a result of the court remand, the Georgia commission has recently ordered higher rates for the elements we use, and we expect further appeals by BellSouth of the Georgia rates The Colorado commission has also recently initiated an investigation of certain UNE rates which may include a review of T-1 and DS3 UNEs. If these UNEs are included in the review, it is possible that we would be subject to future rate increases.

The FCC is also considering adopting new regulations governing VoIP services. Although we use VoIP technology extensively in our network, we expect these rules to have more impact on service providers who do not currently operate as common carriers. For example, the FCC may subject these providers to some obligations (such as universal service contributions and the obligation to make services accessible to the disabled) that we have already undertaken to fulfill. The FCC also adopted new rules that require “interconnected VoIP providers” to enable all customers to access 911 emergency services and to provide certain capabilities for the monitoring of communications by properly-authorized law enforcement agencies. We believe that these rules affect potential competitors more than they affect us, because we already provide 911 access and law enforcement access capabilities in compliance with the requirements that apply to common carriers. Such requirements are subjects of ongoing review by both Congress and the FCC that could result in additional obligations over time.

Although the nature and effects of governmental regulation are not predictable with certainty, we believe that the FCC is unlikely to enact rules that extinguish our basic right or ability to compete in the telecommunications markets and that any rule changes that affect us will likely be accompanied by transition periods sufficient to allow us to adjust our business practices accordingly. The following sections describe in more detail the regulatory developments described above and other regulatory matters that may affect our business.

Regulatory Framework

Our business relies heavily on the use of T-1 UNE loops and UNE enhanced extended links “EELs” that include T-1 loop components, for access to customer premises. Our existing strategy is based on FCC rules that require incumbent local exchange carriers to provide us these elements at favorable prices. As a result of a court decision, the FCC issued rules, which became effective on March 11, 2005, limiting the obligation of incumbent local exchange carriers to provide certain elements at cost-based prices. Some portions of the new FCC rules do not affect us, such as rules eliminating unbundled circuit switching, used by UNE-P providers. The new rules require, among other things, that incumbent local exchange carriers continue providing T-1 UNE loops in most situations, but not in high-density central offices. This exception may affect the price we pay to obtain access to T-1 loops in some of the central business districts we serve, as discussed in more detail below. The new FCC rules are subject to continuing court challenges. The discussion of regulatory issues below describes the rules in effect as of the date of this report, as well as proceedings pending at this date. These rules may change at any time due to future court and FCC decisions, and we are unable to predict how such future developments may affect our business.

The Telecom Act

The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory preconditions to allow companies like us to compete for the provision of local communications services. Before the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T, known as a regional Bell operating company, which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services in most locations in the United States. The regional Bell operating companies, following some recent consolidation, now consist of BellSouth, Verizon, Qwest Communications and AT&T Communications. Verizon has recently completed its merger with MCI, and AT&T is the renamed company that emerged from the recent merger of SBC and AT&T. AT&T also announced on March 4, 2006, its intention to merge with BellSouth.

Among other things, the Telecom Act preempts state and local governments from prohibiting any entity from providing communications service on a common carrier basis, which has the effect of eliminating prohibitions on entry that existed in almost half of the states at the time the Telecom Act was enacted. At the same time, the Telecom Act preserved state and local jurisdiction over many aspects of local telephone service and, as a result, we are subject to varying degrees of federal, state and local regulation.

We believe that the Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. To that end, incumbent local exchange carriers are required to allow interconnection of their networks with competitive networks. Incumbent local exchange carriers are further required by the Telecom Act to provide access to certain elements of their network to competitive local exchange carriers.

We have developed our business, including being designated as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the incumbent carriers and believe that the continued viability of the provisions relating to these matters is critical to the success of the competitive regime contemplated by the Telecom Act. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, adoption of new rules by the FCC, and challenges to existing and proposed regulations by the incumbent carriers. We anticipate that Congress will consider a range of proposals to modify the Telecom Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the incumbent local exchange carriers’ networks. We consider it unlikely, however, that Congress would reverse the fundamental policy of encouraging competition in communications markets.

Congress is also likely to consider legislation that would address the impact of the Internet on the Telecom Act. Such legislation could seek to make unregulated VoIP and Internet providers subject to regulatory fees and taxes currently assessed on regulated communications service providers. Since we are already regulated and are subject to these fees and taxes, such legislation could remove a potential competitive advantage enjoyed by some other VoIP providers.

Federal Regulation

The FCC regulates interstate and international communications services, including access to local communications networks for the origination and termination of these services. We provide interstate and international services on a common carrier basis. The FCC requires all common carriers to receive an authorization to construct and operate communications facilities and to provide or resell communications services, between the United States and international points. We have secured authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic and international services.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Unlike incumbent carriers, our retail services are not currently subject to price cap or rate of return regulation. We are therefore free to set our own prices for end user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable and non-discriminatory. We have filed tariffs with the FCC containing interstate rates we charge to other carriers for access to our network, also called interstate access charges. The rates we can charge for interstate access, unlike our end user services, are limited by FCC rules. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier and other consumer protection matters. The FCC has authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of these requirements. Our operating costs are increased by the need to assure compliance with these regulatory obligations.

The Telecom Act is intended to increase competition. Specifically, the Telecom Act opens the local services market by requiring incumbent local exchange carriers to permit interconnection to their networks and establishing incumbent local exchange carrier obligations with respect to interconnection with the networks of other carriers, provision of services for resale, unbundled access to elements of the local network, arrangements for local traffic exchange between both incumbent and competitive carriers, number portability, access to phone numbers, access to rights-of-way, dialing parity and colocation of communications equipment in incumbent central offices. Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of these arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local exchange carriers remain subject to interconnection obligations established by the FCC and state communications regulatory commissions.

The Telecom Act also eliminated provisions of prior law restricting the regional Bell operating companies from providing long distance services and engaging in communications equipment manufacturing. The Telecom Act permitted the regional Bell operating companies to provide long distance service to customers outside of states in which the regional Bell operating company provides local telephone service, immediately upon its enactment. It also permitted a regional Bell operating company to enter the long distance market within its local telephone service area upon showing that certain statutory conditions set forth in Section 271 of the Telecom Act have been met and obtaining FCC approval. The FCC has approved regional Bell operating company petitions for in region long-distance for every state in the nation, and each regional Bell operating company is now permitted to offer long-distance service to its local telephone customers. The FCC subsequently relieved the Regional Bell Operating Companies (“RBOC”) of some of the conditions imposed for Section 271 long distance approval, including in particular conditions that impose obligations to provide access to broadband UNEs beyond what the FCC has required in its Triennial Review Order (“TRO”) and Triennial Review Remand Order (“TRRO”) which are discussed below in more detail. While we do not currently use any UNEs obtained exclusively under Section 271 long-distance entry conditions, we may seek to do so in the future. As a result of the state commission reviews to implement the FCC’s TRO/TRRO decisions, some states (e.g., Georgia, Illinois and California) have adopted rules to implement the requirement that RBOCs provide competitors with access to network elements pursuant to section 271. Some states, like Georgia, have also adopted rules setting the rates that an RBOC must charge for such network elements.

Triennial Review Order and Appeals. As discussed above, we rely on provisions of the Telecom Act that require the incumbent local exchange carriers to provide competitors access to elements of their local network on an unbundled basis, known as UNEs. The Telecom Act requires that the FCC consider whether competing carriers would be impaired in their ability to offer telecommunications services without access to particular UNEs.

In the TRO of August 2003, the FCC substantially revised its rules interpreting and enforcing the UNE requirements, while maintaining the general regulatory framework under which we purchase our UNEs. The FCC also adopted new eligibility requirements for the use of EELs. Under these rules, a carrier seeking to purchase an EEL must certify that each circuit so purchased meets specific criteria designed to ensure that the circuit will be used to provide local exchange voice service. We believe, and are prepared to so certify, that all of our EEL circuits satisfy these criteria. These aspects of the Order were not affected by the subsequent court decision reviewing the TRO or by the TRRO.

In March 2004, a court decision required the FCC to reconsider portions of its TRO, and as a result the FCC further revised the rules in the “TRRO” adopted in late 2004, effective March 11, 2005. In the TRRO, the FCC eliminated unbundling for certain incumbent local exchange carrier fiber loops that utilize packet technology and severely restricted unbundling for fiber loops to homes and other “predominantly residential” locations such as apartment buildings. We currently do not use any incumbent local exchange carrier switching or fiber-to-the-home UNEs. We were therefore not materially affected by this ruling, although the elimination of UNE loops serving “predominantly residential” buildings could restrict our access to some small business customers.

In the TRRO, the FCC ruled that incumbent local exchange carriers will no longer be required to provide access to unbundled circuit switching capabilities, which previously allowed resale carriers to offer the UNE-P at incremental cost-based rates. We do not use incumbent local exchange carrier circuit switching in our network, so we were not affected directly by this development. Limitations on the availability of UNE-P may, however, make it more difficult for resale competitive local exchange carriers to compete against our services.

The TRRO for the most part required that incumbent local exchange carriers continue to make access available to competitors for the high capacity loop and transport UNEs we use. However, the new rules placed new conditions and limitations on the incumbent local exchange carriers’ obligation to unbundle these elements.

Incumbent local exchange carriers are required to continue providing T-1 UNE loops at cost-based rates, except in central offices serving 60,000 or more business lines and in which four or more fiber-based competitors have collocated. Because many of our customers are located in high-density central business districts, some of our existing T-1 loops are affected by this new limitation. An incumbent local exchange carrier is also not required to provide more than 10 T-1 UNE loops to any single building, even in an area in which T-1 loops are unbundled.

Incumbent local exchange carriers are also required to continue providing both T-1 and DS-3 transport circuits, except on routes connecting certain high-density central offices. An incumbent local exchange carrier is not required to offer UNE T-1 transport (including transport as a component of a T-1 EEL) between central offices that both serve at least 38,000 business lines or have four or more fiber-based collocators. For DS-3 transport, the exception applies if both central offices serve at least 24,000 business access lines or have three or more collocators. Again, because of the nature of the markets we serve, many of the T-1 EELs and DS-3 transport circuits we use are affected by this exception. The FCC also imposed a cap of 12 on DS-3 transport UNEs and a cap of 10 T-1 transport UNEs that must be made available by an incumbent local exchange carrier on any given route, even where the high-density exception does not apply. Due to certain inconsistencies between the rules and the text of the TRRO with regard to the application of the T-1 transport cap, the states have applied such cap inconsistently. Various parties, including us, have petitioned the FCC to reconsider its decision on the transport cap, and these petitions are currently pending with the FCC.

The FCC’s unbundling rules are subject to ongoing court challenges and we cannot therefore predict the results of future court rulings, or how the FCC may respond to any such rulings, or any changes in the availability of UNEs as the result of future legislative or regulatory decisions.

We expect that access to loops serving current and new customer locations will continue to be available to us regardless of future changes in the FCC rules, although not necessarily at current prices. All incumbent local exchange carriers are required, independent of the UNE rules, to offer us some form of T-1 loop and transport services. It is possible that the FCC may establish rates for some of these services at levels that are comparable to current UNE rates, or that we may be able to negotiate reasonable prices for these services through commercial negotiations with incumbent local exchange carriers. However, we cannot assure you that either of these possibilities will occur. If all other options were unavailable, we would be required to pay retail special access rates for these services.

SBC/ATT AND VERIZON/MCI MERGER PROCEEDINGS. In late 2005, the FCC and DOJ approved the announced mergers of SBC with AT&T and Verizon with MCI. The FCC, however, placed certain conditions on its approval of the mergers. Significantly, the FCC froze UNE pricing for 18 months and special access pricing for two years at current rates. The order however further required that UNE rates under appeal at the time of the conditions are exempt from this provision if higher rates are ultimately required. Texas and Illinois UNE rates were under appeal at the time of the FCC’s order, and if higher rates are ultimately ordered, the rate freeze would not apply in those states. The FCC also required that fiber based collocator counts used to determine the availability of UNE loops and transport must be reduced to reflect the elimination of AT&T and MCI as independent competitors in the SBC and Verizon regions respectively.

TELRIC Proceeding. In late 2003, the FCC initiated a proceeding to address the methodology used to price UNEs and to determine whether the current methodology—total element long-run incremental cost, or TELRIC—should be modified. Specifically, the FCC is evaluating whether adjustments should be made to permit incumbent local exchange carriers to recover their actual embedded costs and whether to change the time horizon used to project the forward looking costs. The FCC is unlikely to adopt any changes to its rules within the next year, but we cannot be certain as to either the timing or the result of the agency’s action.

Special Access Proceeding. In January 2005, the FCC also released a Notice of Proposed Rulemaking to initiate a comprehensive review of rules governing the pricing of special access service offered by incumbent local exchange carriers subject to price cap regulation (including BellSouth, AT&T, Qwest, Verizon and some other incumbent local exchange carriers). To the extent we are no longer able to obtain certain T-1 loops and DS-3 transport circuits as UNEs, we may choose to obtain equivalent circuits as special access, in which case our costs will be determined by the incumbent local exchange carriers’ special access pricing. Special access pricing by the major incumbent local exchange carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The Notice of Proposed Rulemaking tentatively concludes that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but the FCC will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of colocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The Notice of Proposed Rulemaking also asks for comment on whether certain aspects of incumbent local exchange carrier special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. Given the early stage of the proceeding, we cannot predict the impact, if any, the Notice of Proposed Rulemaking will have on our cost structure.

Intercarrier Compensation. In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for access to the other’s network (“intercarrier compensation”). In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill and keep structure for all traffic types in which carriers would recover costs primarily from their own customers, not from other carriers. In February 2005, the FCC requested further comments on these issues and on several specific proposed plans for restructuring intercarrier compensation. We currently have negotiated bill and keep arrangements with other local carriers for the exchange of local traffic, so we have no revenue exposure associated with reciprocal compensation for local traffic. We do, however, collect revenue for access charges relating to the origination and termination of other carriers’ long distance traffic. If the FCC were to move to a mandatory bill and keep arrangement for this traffic or to a single cost based rate structure, at significantly lower rates than we currently charge, our revenues would be reduced. We believe, however, that we have much less reliance on this type of revenue than many other competitive providers, because the vast majority of our revenue derives from our end user customers. We also consider it likely that, if the FCC does adopt a bill and keep regime, it will provide some opportunity for carriers to adjust other rates to offset lost access revenues. We cannot predict either the timing or the result of this FCC rulemaking.

Regulatory Treatment of VoIP. In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the status of most VoIP providers is not clear. In the proceeding initiated in 2004, the FCC will attempt to determine what, if any, regulation is appropriate for VoIP providers and whether the traffic carried by these providers will be subject to access charges. The principal focus of this rulemaking is on whether VoIP providers should be subject to some or all of the regulatory obligations of common carriers.

As part of that proceeding, the FCC adopted new rules on June 3, 2005, requiring all “interconnected VoIP providers” within 120 days to enable all of their customers to reach designated emergency services by dialing 911. Interconnected VoIP providers were also required to deliver notices to their customers advising them of limitations in their 911 emergency services and to make certain compliance filings with the FCC. As a regulated common carrier, however, we provide “traditional” 911 service over our dedicated network. Because the FCC’s definition of the term “interconnected VoIP provider” is not entirely clear, the rules could be interpreted to include us in certain circumstances. As such, we took steps to meet the notification and acknowledgement requirements to fully comply with FCC’s order based on our interpretation of the order. We cannot guarantee that the FCC will agree with our interpretation of its order, should it ever be addressed.

The FCC and Congress are continuing to consider whether to impose other obligations on VoIP providers. The FCC has ruled that VoIP providers must permit duly authorized law enforcement officials to monitor communications. Other issues being considered include, for example, whether VoIP providers should contribute to the cost of the FCC’s universal service program. Since we have already undertaken these obligations, this FCC rulemaking could require VoIP entrants that do not currently operate as common carriers to share some of the same burdens as us. It is also possible that we might be able to avail ourselves of lighter regulation in some in some aspects of our business once the FCC clarifies the regulatory framework and requirements. However, we currently rely upon our common carrier status for our ability to interconnect with incumbent local exchange carrier networks and obtain access to elements of those networks at incremental cost-based rates.

Wireline Broadband Classification Proceedings. In 2002, the FCC initiated a proceeding to examine whether it should classify incumbent local exchange carriers’ provision of broadband Internet access services as information services subject to Title I of the Telecom Act instead of telecommunications services subject to the common carrier obligations of Title II. In a recent case (National Cable & Telecommunications Assoc. v. Brand X Internet Services), the U.S. Supreme Court upheld an FCC decision to classify cable modem service as an information service exempt from common carrier regulation. In light of the Brand X decision, the FCC moved quickly to apply the same regulatory treatment to incumbent local exchange carrier broadband internet access services. Accordingly, on August 5, 2005, the FCC voted to reclassify incumbent local exchange carrier broadband Internet access services as Title I information services that are not subject to common carrier regulation. As a result of the FCC’s decision, the incumbent local exchange carriers will no longer be required to provide access on a stand-alone basis to certain broadband transmission inputs used to provide broadband internet access. The FCC order does not appear to impact our rights to access the incumbent local exchange carriers’ facilities that we use to provide our retail service offerings, such as T-1 loops and EELs.

Additionally, on March 20, 2006, a Verizon Petition for Forbearance from Title II requirements for broadband transmission facilities used to serve large business customers was granted by default due to inaction by the FCC. Thus Verizon has now been relieved of common carrier obligations for these broadband transmission facilities. While the instant relief granted does not have a direct impact on the UNE facilities used by us, it will impact access rights to higher capacity transmission facilities in the future. The default grant may be appealed, but if it is not reversed, we expect that the relief granted to Verizon will be extended to other ILECs.

Non-Dominant Classification Proceeding. In 2001, the FCC initiated a proceeding to determine whether incumbent local exchange carriers should be reclassified as non-dominant in provision of broadband services. The primary impact of this reclassification would be that incumbent local exchange carriers’ rates would not be subject to extensive tariffing and rate regulation. We are not currently a customer of incumbent local exchange carrier retail broadband services and therefore would not be affected directly by deregulation of these services at this time. Changes in these regulations could, however, increase the ability of the incumbent local exchange carriers to compete against our services.

Qwest Petition for Forbearance from Dominant Carrier Regulation. In 2004, Qwest filed a petition for forbearance with the FCC requesting the elimination of, among other things, its obligation to provide UNEs and interconnection in the Omaha MSA. In seeking this relief, Qwest relied primarily on evidence of competition in the provision of broadband services from Cox, the local cable operator in certain parts of Omaha. In late 2005, the FCC granted Qwest’s petition in part by eliminating Qwest’s obligation to offer loop and transport UNEs in the nine wire centers in the Omaha MSA in which Cox has the highest level of penetration in the broadband market. This proceeding has no direct impact on us. We are, however, concerned about the standard established by the FCC in this order for the elimination of UNEs and its potential applicability to other MSAs. We are not aware of wire centers in any MSA in which we currently offer or plan to offer service that would meet standard for UNE elimination under the FCC’s order in this proceeding. CLECs, including us, are pursuing an appeal of the order specifically with regard to the FCC’s analysis used to eliminate Qwest’s UNE obligations.

ACS Petition for Forbearance from Dominant Carrier Regulation. In response to the FCC’s order in the Qwest petition above, ACS filed a similar petition for the Anchorage MSA. This petition is pending. We and other CLECs have opposed the ACS Petition.

Customer Proprietary Network Information (“CPNI”). In early 2006, the FCC required all carriers to certify compliance with FCC CPNI rules and requirements and on February 14, 2006, the FCC initiated a proceeding seeking industry comment on what additional steps the FCC should take, if any, to further protect the privacy of CPNI collected and held by telecommunications carriers. This proceeding is in the very early stages and therefore we are unable to predict what if any new requirements may be placed on carriers such as us. The FCC has also issued a series of Inquiries regarding the CPNI practices of individual companies. We are subject to such an inquiry and we have provided our response to the questions raised by the FCC. We believe our policies and practices regarding CPNI are in substantial compliance with both the federal and state rules and regulations. However, if the FCC were to determine that we are not in compliance, we could be subject to fines imposed by the FCC. BellSouth has also made certain allegations with regard to our access to BellSouth customer information. hawse have responded to the BellSouth claims and attempted to address BellSouth’s concerns.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in state toll calls. California, Colorado, Georgia, Illinois and Texas each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long-distance telephone and operator services in California, Colorado, Georgia, Illinois and Texas, as well as in nine other states where we are not yet operational. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

•	file and maintain intrastate tariffs or price lists describing the rates, terms and conditions of our services;

•	comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

•	comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers and content of customer bills), complaints, transfers of control and certain financing transactions.

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations. As we expand our operations, the requirements specific to any individual state will be evaluated to ensure compliance with the rules and regulations of that state.

In addition, the states have authority under the federal Telecom Act to determine whether we are eligible to receive funds from the federal universal service fund. They also have authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the incumbent local exchange carrier, to arbitrate disputes arising in negotiations for interconnection and to interpret and enforce interconnection agreements. In exercising this authority, the states determine the rates, terms and conditions under which we can obtain access to those loop and transport UNEs that are required to be available under the FCC rules. The states may re-examine these rates, terms and conditions from time to time. We have experienced recent rate reductions in Texas, Illinois and California; however, the rates adopted in Texas and Illinois have been appealed by AT&T (formerly SBC). If AT&T is successful in its appeal it could result in overturning aspects of the state commission rulings with the possibility of increasing rates. In Illinois, Cbeyond has availed itself of 13-801 network elements priced at UNE rates levels offered pursuant to Illinois state rules and tariff. The 13-801 network elements are being used to replace UNEs that are no longer available subject to the TRRO non-impairment analysis. The 13-801 network elements are also subject to a pending appeal filed by AT&T which questions the state commission authority to require these network elements under state law. If AT&T is successful in its appeal, it is possible that Cbeyond would be subject to higher rates for the network elements it orders under the 13-801 state tariff.

State commissions are in the process of implementing the TRO and TRRO by conducting proceedings to interpret the TRO/TRRO requirements for purposes of amendment the interconnection agreements as required by the TRRO. Many of these proceedings have concluded for the most part; however, various sub-issues remain under review and decisions are still subject to petitions for reconsideration and appeals in many cases. As such the orders are not final and changes could occur that would impact the rulings of the state commissions. As a part of the TRRO implementation proceedings, many states are also requiring incumbent local exchange carriers to provide access to the network elements required under Section 271 and in some cases are conducting investigations to provide pricing of 271 network elements. State rulings on our rights to access 271 network elements and the pricing of 271 elements will also be subject to appeals and possibly FCC intervention. California, Georgia and Illinois have addressed 271 access rights in the context of the TRRO proceedings. Colorado and Georgia currently have proceedings open to address 271 pricing.

State governments and their regulatory authorities may also assert jurisdiction over the provision of intra-state IP communications services where they believe that their authority is broad enough to cover regulation of IP-based services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of IP telephony services. We operate as a regulated carrier subject to state regulation, rules and fees, and therefore do not expect to be affected by these proceedings. The FCC proceeding on VoIP is expected to address, among other issues, the appropriate role of state governments in the regulation of these services.

Local Regulation

In certain locations, we are required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities in the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the federal Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and non-discriminatory basis, to recover the costs associated with governments management of the public rights-of-way. As noted above, these activities must be consistent with the federal Telecom Act and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction. In certain circumstances we may be subject to local fees associated with construction and operation of telecommunications facilities in the public rights-of-way. To the extent these fees are required, we comply with requirements to collect and remit the fees.

History

We incorporated in March 2000 as Egility Communications, Inc. and changed our name in April 2000 to Cbeyond Communications, Inc. In November 2002, we recapitalized by merging the limited liability company that served as our holding company into Cbeyond Communications, Inc., the surviving entity in the merger. Cbeyond Communications, Inc. now serves as a holding company for our subsidiaries and directly owns all of the equity interests of our operating company, Cbeyond Communications, LLC.

Intellectual Property

We do not own any patent registrations, applications, or licenses. We maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold several federal trademark registrations, including:

•	Cbeyond Communications®;

•	BeyondVoice®;

•	BeyondOffice®; and

•	The last communications company a small business will ever need.®

Employees

At December 31, 2005, we had 707 employees. None of our employees are represented by labor unions. We believe that relations with our employees are good.

Where You Can Find More Information

Our website address is www.Cbeyond.net. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, ir.cbeyond.net/index.cfm, under the heading “SEC Filings” or on the Securities and Exchange Commissions, or the SEC’s, Internet website at www.sec.gov. These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC. You can also find out Code of Ethics on our website under the heading “Corporate Governance” or by requesting a copy from us.

Item 1A.	Risk Factors

Risk Related to our Business

We have not been profitable on a consistent basis and our losses could continue.

We have experienced significant losses in the past. For the years ended December 31, 2003, 2004 and 2005, we recorded net losses of approximately $29.5 million, $11.5 million and $0.3 million (excluding the gain of $4.1 million from the payoff of our debt), respectively. We recorded operating losses of approximately $25.7 million and $7.3 million for the years ended December 31, 2003 and 2004, respectively, and operating income of approximately $1.3 million for the year ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of approximately $155.8 million. We have only recently generated sufficient cash flow from operations to fund our expenses and may not continue to do so as we launch new markets or products. We have not been profitable on a consistent basis and can give no assurance that our losses will not continue.

We face intense competition from other providers of communications services that have significantly greater resources than we do. Several of these competitors are better positioned to engage in competitive pricing, which may impede our ability to implement our business model of attracting customers away from such providers.

The market for communications services is highly competitive. We compete, and expect to continue to compete, with many types of communications providers, including traditional local telephone companies. In the future, we may also face increased competition from cable television companies, new VoIP-based service providers or other managed service providers with similar business models to our own. We integrated mobile services with our existing wireline services in the first quarter of 2006 and face competition from mobile service providers as well. Our current or future competitors may provide services comparable or superior to those provided by us, or at lower prices, or adapt more quickly to evolving industry trends or changing market requirements.

A substantial majority of our target customers are existing small businesses that are already purchasing communications services from one or more of these providers. The success of our operations is dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage in our current markets and limit our ability to expand into new markets. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans such that the rates that they charge are not always substantially higher, and in some cases are lower, than the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Due to these and other competitive pricing pressures, we currently expect average monthly revenue per customer location to remain relatively flat or decline in the foreseeable future. Any of the foregoing factors could require us to reduce our prices to remain competitive or cause us to lose customers, resulting in a decrease in our revenue.

Increasing use of VoIP technology by our competitors, entry into the market by new providers employing VoIP technology and improvements in quality of service of VoIP technology provided over the public Internet could increase competition.

Our success is based partly on our ability to provide discounted local and long distance voice services by taking advantage of cost savings achieved by employing VoIP technology, as compared to using traditional networks. The adoption of VoIP technology by other communications carriers, including existing competitors such as local telephone companies that currently use legacy technologies, could increase price competition.

Moreover, other VoIP providers could also enter the market. Because networks using VoIP technology can be deployed with less capital investment than traditional networks, there are lower barriers to entry in this market and it may be easier for new entrants to emerge. Increased competition may require us to lower our prices or may make it more difficult for us to retain our existing customers or add new customers.

We believe we generally do not compete with VoIP providers who use the public Internet to transmit communications traffic, as these providers generally do not provide the level and quality of service typically demanded by the business customers we serve. However, future advances in VoIP technology may enable these providers to offer an improved level and quality of service to business customers over the public Internet and with lower costs than using a private network. This development could result in increased price competition.

The success of our expansion plans depends on a number of factors that are beyond our control.

We have grown our business by entering new geographical markets, and we plan to expand into five additional markets by the end of 2009. We have never undertaken such a broad expansion plan and there can be no guarantee that our expansion plans will be successful. Our success in expanding to new markets depends on the following factors:

•	the availability and retention of qualified and effective local management;

•	the overall economic health of the new markets;

•	the number and effectiveness of competitors;

•	our ability to establish a relationship and work effectively with the local telephone company for the provision of access lines to customers; and

•	the maintenance of state regulation that protects us from unfair business practices by local telephone companies or others with greater market power who have relationships with us as both competitors and suppliers.

Our operational support systems and business processes may not be adequate to effectively manage our growth.

Our continued success depends on the scalability of our systems and processes. As of December 31, 2005, none of our individual market operations have supported levels of customers in excess of 6,500, and our centralized systems and processes have not supported more than 20,500 customers. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges, and otherwise materially harm our financial condition and results of operations.

We may not be able to continue to grow our customer base at historic rates, which would result in a decrease in the rate of revenue growth.

From December 31, 2004 to December 31, 2005, we experienced an annual growth rate in customer locations of 38%. We may not experience this same growth rate in the future, and we may not grow at all, in our current markets. Future growth in our existing markets may be more difficult than our growth has been to date due to increased or more effective competition in the future, difficulties in scaling our business systems and processes, or difficulty in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers. Failure to continue to grow our customer base at historic rates would result in a corresponding decrease in the rate of our revenue growth.

We depend on third party providers who install our integrated access devices at customer locations. We must maintain relationships with efficient installation service providers in our current cities and identify similar providers as we enter new markets in order to maintain quality in our operations.

The installation of integrated access devices at customer locations is an essential step that enables our customers to obtain our service. We outsource the installation of integrated access devices to a number of different installation vendors in each market. We must insure that these vendors adhere to the timelines and quality that we require to provide our customers with a positive installation experience. In addition, we must obtain these installation services at reasonable prices. If we are unable to continue maintaining a sufficient number of installation vendors in our markets who provide high quality service at reasonable prices to us, we may have to use our own employees to perform installations of integrated access devices. We may not be able to manage such installations effectively using our own employees with the quality we desire and at reasonable costs.

We depend on local telephone companies for the installation and maintenance of our customers’ T-1 access lines and other network elements and facilities.

Our customers’ T-1 access lines are installed and maintained by local telephone companies in each of our markets. If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. Since inception, we have experienced routine delays in the installation of T-1 lines by the local telephone companies to our customers in each of our markets, although these delays have not yet resulted in any material impact to our ability to compete and add customers in our markets. Any work stoppage action by employees of a local telephone company that provides us services in one of our markets could result in substantial delays in activating new customers’ lines and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their colocation facilities and we utilize certain of their network elements. Failure of these elements or damage to a local telephone company’s colocation facility would cause disruptions in our service.

Some of our services are dependent on facilities and systems maintained by third parties over which we have no control, the failure of which could cause interruptions or discontinuation of some of our services, damage our reputation, cause us to lose customers and limit our growth.

We provide some of our existing services, such as email and webhosting, by reselling to our customers services provided by third parties, and beginning in the first quarter of 2006, we started offering mobile options integrated with our existing wireline services by reselling mobile services provided by an established national third-party mobile carrier. We do not have control over the networks and other systems maintained by these third parties. If our third-party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us. Any service interruptions experienced by our customers could negatively impact our reputation, cause us to lose customers and limit our ability to attract new customers.

If we cannot negotiate new (or extensions of existing) interconnection agreements with local telephone companies on acceptable terms, it will be more difficult and costly for us to provide service to our existing customers and to expand our business.

We have agreements for the interconnection of our network with the networks of the local telephone companies covering each market in which we operate. These agreements also provide the framework for service to our customers when other local carriers are involved. We will be required to negotiate new interconnection agreements to enter new markets in the future. In addition, we will need to negotiate extension or replacement agreements as our existing interconnection agreements expire. Most of our interconnection agreements have terms of three years, although the parties may mutually decide to amend the terms of such agreements. If we cannot negotiate new interconnection agreements or renew our existing interconnection agreements on favorable terms or at all, we may invoke binding arbitration by state regulatory agencies. The arbitration process is expensive and time-consuming, and the results of an arbitration may be unfavorable to us. If we are unable to obtain favorable interconnection terms, it would harm our existing operations and opportunities to grow our business in our current and new markets.

The fixed pricing structure for our integrated packages makes us vulnerable to price increases by our suppliers for network equipment and access fees for circuits that we lease to gain access to our customers.

We offer our integrated packages to customers at a fixed price for one, two, or three years. If we experience an increase in our costs due to price increases from our suppliers, vendors or third party carriers or increases in access, installation, interconnection fees payable to local telephone companies or other fees, we will not be able to pass these increases on to our customers immediately and this could materially harm our results of operations.

We are regulated by the Federal Communications Commission, state public service commissions, and local regulating governmental bodies. Changes in regulation could result in price increases on the circuits that we lease from the local telephone companies or in our losing the right to lease these circuits from them.

We operate in a highly regulated industry and are subject to regulation by telecommunications authorities at the federal, state and local levels. Changes in regulatory policy could increase the fees we must pay to third parties, make certain required elements of our network less readily available to us, or subject us to more stringent requirements that could cause us to incur additional operating expenditures.

The T-1 connections we provide to our customers are leased primarily from our competitors, the local telephone companies. The rules of the FCC adopted under the Telecommunications Act of 1996 generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible, though we believe unlikely, that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates. In addition, a court decision in late 2004 led the FCC to eliminate our right to purchase connections at wholesale prices based on incremental costs in some situations. The costs we incur to obtain some of these T-1 connections is therefore likely to increase. Our rights of access to the facilities of local telephone companies may also change as a result of future regulatory decisions as well as court decisions. Although we expect that we will continue to be able to obtain T-1 connections for our customers, we may not be able to do so at current prices. The pricing for the majority of the T-1 connections we use is established by state regulatory commissions and from time to time this pricing is reviewed and the state commission decisions are subject to appeal. While we have experienced rate reductions in Texas and Illinois, these rulings are under appeal. We have also been subject to an increase in pricing in Georgia for these connections as a result of a court ruling. If we lose the right to obtain these connections at regulated prices based on incremental costs, we will need to either negotiate new commercial arrangements with the local telephone companies to obtain the connections, perhaps at unfavorable rates and conditions, or obtain other means of providing connections to our customers, which may be expensive and require a long timeframe to implement.

Also, the FCC is currently considering changing its rules for calculating incremental cost-based rates, which could result in either increases or decreases in our cost to lease these facilities. Significant increases in wholesale prices, especially for the loop element we use most extensively, could materially harm our business.

The FCC is reexamining its policies towards VoIP and telecommunications in general. Changes in regulation could subject us to additional fees or increase the competition we face.

We currently operate as a regulated common carrier, which subjects us to some regulatory obligations. The FCC adopted rules that require “interconnected VoIP providers” to enable emergency 911 services for all customers that are comparable to the 911 services provided by traditional telephone networks, and to implement certain capabilities for the monitoring of communications by law enforcement agencies pursuant to a subpoena or court order. We currently comply with the 911 requirements and law enforcement assistance requirements applicable to traditional telecommunications carriers, and do not believe that the FCC’s rules will impose significant additional obligations and costs on us. However, the FCC is re-examining its other policies towards services provided over IP networks, such as our VoIP technology, and the results of these proceedings could impose additional obligations, fees or limitations on us.

Regulatory decisions may also affect the level of competition we face. Reduced regulation of retail services offered by local telephone companies could increase the competitive advantages those companies enjoy, cause us to lower our prices in order to remain competitive or otherwise make it more difficult for us to attract and retain customers.

Our network depends on new IP technology that has not been widely deployed. As a result, the adaptability and reliability of this technology remains uncertain.

In contrast to the legacy circuit-switch technology used by the traditional telephone companies and other providers of traditional communications services, our network is based on IP technology. This technology is much newer and has not been used on active networks for as long. Although we believe that IP technology is well-designed for the provision of a broad array of communications services to high numbers of users, we cannot assure you that our IP-based network can adapt to future technological advancements, that it can handle increasingly higher volumes of voice and data traffic as we grow our business or as our customers’ usage increases, or that it will be reliable over long periods of time. Any failure of our network or any deterioration in our quality of service compared to those of other providers of communications services could cause an increase in our customer churn rate and make it difficult for us to acquire new customers.

Our competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers.

The communications industry has experienced, and will probably continue to experience, rapid and significant changes in technology. Technological changes, such as the use of wireless network access to customers in place of the T-1 access lines we lease from the local telephone companies, could render aspects of the technology we employ suboptimal or obsolete and provide a competitive advantage to new or larger competitors who might more easily be able to take advantage of these opportunities. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we do. We cannot assure you that we will obtain access to new technologies as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs or at all. In addition, responding to demand for new technologies would require us to increase our capital expenditures, which may require additional financing in order to fund. As a result of those factors, we would lose customers and our financial results could be harmed.

Continued industry consolidation could further strengthen our competitors, and we could lose customers or face adverse changes in regulation.

In 2005 Verizon announced its merger with MCI, and SBC announced its merger with AT&T, with the combined company being renamed AT&T. In early 2006 AT&T and BellSouth announced their intention to merge their two companies. While we believe that, at least in the short term, this increasing consolidation in the communications industry will result in a greater focus on the part of our competitors on the large enterprise and consumer markets, the increased size and market power of these companies may have adverse consequences for us. These competitors could focus their large resources in the future on regaining share in the small business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes would have a harmful effect on our future financial results.

We have had material weaknesses in internal control over financial reporting in the past and cannot assure you that additional material weaknesses will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on our stock price.

During 2003 and 2004, management and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting, as defined in the standards established by the American Institute of Certified Public Accountants, that affected our financial statements for each of the years in the four-year period ended December 31, 2004. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Internal Control Over Financial Reporting.”

The material weaknesses in our internal control over financial reporting during 2002, 2003, and 2004 related to a lack of adequate procedures for recording certain expenses and assets, incorrect calculation of certain telecommunications transactional fees, failure to record certain accounting entries between us and our leasing subsidiary and the restatement of our financial statements for the 2001, 2002 and 2003 fiscal years. The net restatement adjustments resulting from these errors affected our prior year results by increasing our 2001 net loss by $0.1 million, or 0.3%, reducing our 2002 net loss by $3.8 million, or 7.4%, and increasing our 2003 net loss by $0.3 million, or 0.9%.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that will be required when the SEC’s rules under Section 404 of the Sarbanes-Oxley Act of 2002 become applicable to us beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, to be filed in early 2007. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although we have designed our network service to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on our system, such as malfunctions in our software or other facilities, overloading of our network and problems with the systems of competitors with which we interconnect, such as physical damage to telephone lines and power surges and outages. Although we have experienced isolated power disruptions and other outages for short time periods, we have not had any system disruptions of a sufficient duration or magnitude that would have a significant impact to our customers or our business. Any significant disruption in our network could cause us to lose customers and incur additional expenses.

Business disruptions, including disruptions caused by security breaches, terrorism or other disasters, could harm our future operating results.

The day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage our systems. Such events could disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, or a major earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event and our markets, which are metropolitan markets, or Tier 1 markets, may be more likely to be the targets of terrorist activity.

Our customer churn rate may increase.

Although our customer churn rate was approximately 1% per month for 2003, 2004 and 2005, we cannot assure you that we will be able to maintain this rate in the future. Customer churn occurs when a customer switches to one of our competitors or when a customer discontinues its business altogether. Changes in the economy, as well as increased competition from other providers, can both impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that aggressive price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. In addition, our historical customer churn rates may not be indicative of future rates because the initial term for many of our customer contracts has not yet expired. As of December 31, 2005, approximately 22% of our existing customer contracts will expire during 2006.

We obtain the majority of our network equipment and software from Cisco Systems, Inc. Our success depends upon the quality, availability, and price of Cisco’s network equipment and software.

We obtain the majority of our network equipment and software from Cisco Systems, Inc., or Cisco Systems. In addition, we rely on Cisco Systems for technical support and assistance. Although we believe that we maintain a good relationship with Cisco Systems and our other suppliers, if Cisco Systems or any of our other suppliers were to terminate our relationship or were to cease making the equipment and software we use, our ability to maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure you that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired. In addition, our success depends on our obtaining network equipment and software at affordable prices. Significant increases in the price of these products would harm our financial results and may increase our capital requirements.

We depend on third party vendors for information systems. If these vendors discontinue support for the systems we use or fail to maintain quality in future software releases, we could sustain a negative impact on the quality of our services to customers, the development of new services and features, and the quality of information needed to manage our business.

We have entered into agreements with vendors that provide for the development and operation of back office systems such as ordering, provisioning and billing systems. We also rely on vendors to provide the systems for monitoring the performance and condition of our network. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm our growth and our ability to monitor costs, bill customers, provision customer orders, maintain the network and achieve operating efficiencies. Such a failure could also negatively impact our ability to retain existing customers or to attract new customers.

If we are unable to generate the cash that we need to pursue our business plan, we may have to raise additional capital on terms unfavorable to our stockholders.

The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, the terms of our undrawn $25.0 million secured revolving line of credit with Bank of America, and any other indebtedness we incur in the future, could subject us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we raise funds by selling more stock, our stockholders’ ownership in us will be diluted, and we may grant future investors rights superior to those of the common stockholders. If we are unable to obtain additional capital when needed, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

Our new mobile service may prove difficult to bill, support, and sell, and may generate fewer sales or greater costs than we expect.

Our new mobile service, BeyondMobile, may prove more difficult to integrate successfully with our operational support systems than we anticipate, which could result in billing errors and service problems. In addition, we may not be able to successfully integrate new applications and service features across both our mobile and landline platforms in ways that provide value to our customers, as we intend. These problems could cause us to spend more on our mobile service, create operating inefficiencies, and could also limit our ability to successfully add customers in sufficient amounts to justify our investment. In addition, if service and integration problems occur, we may not realize the benefits of greater customer satisfaction, and our customer churn rate may increase.

Risks Related To Our Common Stock

Future sales of shares by existing stockholders or issuances of our common stock by us could reduce our stock price.

If our existing stockholders sell substantial amounts of our common stock in the public market or we issue additional shares of common stock, par value $0.01 per share, the market price of our common stock could decline. In connection with our initial public offering in November 2005 filed on Form S-1 (Reg. No. 333-124971) in which we sold 6,132,353 shares of our common stock at a public offering price of $12.00 (excluding underwriting discounts, commissions and other fees) (the “Initial Public Offering”), our directors, officers and certain of our stockholders entered into lock-up agreements with the underwriters or similar lock-up agreements with us under which they agreed not to sell their shares of our common stock until May 1, 2006 without the consent of the representatives of the underwriters (subject to certain exceptions). We also agreed that we will not sell additional shares of our common stock during this period. After these lock-up agreements terminate, an additional 19,370,872 shares will be eligible for sale in the public market.

Anti-takeover provisions in our charter documents and Delaware corporate law might deter acquisition bids for us that our stockholders might consider favorable.

Our amended and restated certificate of incorporation provides for a classified board of directors; the inability of our stockholders to call special meetings of stockholders, to act by written consent, to remove any director or the entire board of directors without cause, or to fill any vacancy on the board of directors; and advance notice requirements for stockholder proposals. Our board of directors is also permitted to authorize the issuance of preferred stock with rights superior to the rights of the holders of common stock without any vote or further action by our stockholders. These provisions and other provisions under Delaware law could make it difficult for a third party to acquire us, even if doing so would benefit our stockholders.

Because we do not currently intend to pay dividends on our common stock, stockholders will benefit from an investment in our common stock only if it appreciates in value.

The continued expansion of our business will require substantial funding. Accordingly, we do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 1B.	Unresolved SEC Staff Comments

None.

Item 2.	Properties

We lease a 63,879 square-foot facility for our corporate headquarters in Atlanta. We also lease data center facilities in Atlanta and in Dallas as well as sales office facilities in each of our markets outside of Atlanta. Our total rental expenses in 2005 were approximately $0.5 million for our colocation and data center facilities and approximately $2.3 million for our offices. We do not own any real estate. Our management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional data center facilities and sales office facilities.

Item 3.	Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

Effective with our Initial Public Offering, the principal market for trading in our common stock is the Nasdaq Stock Market. The ticker symbol for our common stock is CBEY. At March 27, 2006, there were 136 holders of record of our common stock. Prior to November 2, 2005, no established trading market for our common stock existed. The following table sets forth, for the period indicated, the high and low closing sales prices.

	Market Prices
	High	Low
2005
Fourth quarter	$13.49	$10.26

As of March 27, 2006, the closing price of our common stock was $16.16.

We have never paid or declared any dividends on our common stock, and do not anticipate paying any dividends in the foreseeable future. The terms of our Line of Credit with Bank of America restrict our ability to pay dividends on our common stock. We currently anticipate that we will use any future earnings for use in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.

Securities Authorized for Issuance Under Equity Compensation Plans

We issue our employees options to purchase common stock under our 2005 Equity Incentive Award Plan (the “2005 Plan”), which has been approved by our stockholders. The following table provides information as of December 31, 2005 regarding outstanding options and shares reserved for future issuance under the 2005 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Equity Incentive Award Plan	361,241	$11.9203	2,109,614
2002 Equity Incentive Award Plan(1)	3,277,036	$6.0048	—
2000 Equity Incentive Award Plan(1)	4,379	$13.4345	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,642,656	$6.6004	2,109,614

(1)	Shares remaining for issuance under the 2002 Equity Incentive Award Plan and the 2000 Equity Incentive Award Plan were rolled into the 2005 Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Recent Sales of Unregistered Securities

Set forth in chronological order is information regarding all securities sold and employee stock options granted from May 2002 to date (except as otherwise noted) by us and by Cbeyond Investors, LLC, which merged with us in November 2002. Also included is the consideration, if any, received for such securities, and information relating to the section of the Securities Act of 1933, as amended, and the rules of the Securities and Exchange Commission pursuant to which the following issuances were exempt from registration. None of these securities were registered under the Securities Act. No award of options involved any sale under the Securities Act. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

1. At various times during the period from January 2003 through December 2005, we granted options to purchase an aggregate of 2,029,525 shares of common stock to employees and directors at exercise prices ranging from $3.88 to $12.03.

2. On December 29, 2004, we issued and sold 1,436,533 shares of Series C participating preferred stock for an aggregate purchase price of $17.0 million to certain holders of our Series B preferred stock and a number of new investors.

3. On December 29, 2004, we issued and sold 9,006 shares of Series B participating preferred stock for a purchase price of $34,945 to a holder of our Class A Preferred Stock pursuant to a pre-existing arrangement with the holder.

4. On November 7, 2005, we issued and sold 6,132,353 shares of Common Stock for $12.00 per share in our Initial Public Offering.

The issuances of the securities described in paragraph 1 were exempt from registration under the Securities Act under Rule 701, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under such Rule 701. The recipients of such options and common stock were our employees and directors, who received the securities under our compensatory benefit plans or a contract relating to compensation. Appropriate legends were affixed to the share certificates issued in such transactions. All recipients either received adequate information from us or had adequate access, through their employment with us or otherwise, to information about us.

The issuances of the securities described in paragraphs 2 and 3 were exempt from registration under the Securities Act in reliance on Section 4(2) because the issuance of securities to recipients did not involve a public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to resale or distribution thereof, and appropriate legends were affixed to share certificates and warrants issued in such transactions. Each of the recipients of securities in the transactions described in paragraphs 2 and 3 were accredited or sophisticated persons and had adequate access, through employment, business or other relationships, to information about us. All of the shares of Series B preferred stock described in paragraphs 2 and 3 and all of the shares of Series C preferred stock described in paragraph 2 automatically converted into shares of common stock at the time of our initial public offering.

Use of Proceeds from Initial Public Offering

Our Registration Statement for our Initial Public Offering was declared effective on October 27, 2005. Deutsche Bank Securities Inc. acted as the bookrunning manager for the various underwriters. We consummated the offering on November 7, 2005.

The number of shares registered, the aggregate price of the offering amount registered, the number of shares sold and the aggregate offering price of the amount sold by us in the Initial Public Offering, were as follows:

	Number of Shares Registered	Aggregate Price of Offering Amount Registered	Number of Shares Sold	Aggregate Offering Price of Shares Sold
Common stock sold by us	7,014,705	$84,176,460	6,132,353	$73,588,236

As of December 31, 2005, we incurred the following expenses with respect to the Initial Public Offering. None of the following expenses were direct or indirect payments to our directors or officers, or their affiliates or to persons owning 10% or more of any class of our equity securities or to our affiliates:

Underwriting Discounts and Commissions	Finders’ Fees	Underwriters’ Expenses	Other Expenses	Total Company Expenses
$4,941,177	$—	$—	$3,616,043	$8,557,220

The net proceeds to us from the Initial Public Offering after deducting the foregoing discounts, commissions, fees and expenses were $65.0 million, of which $64.3 million was used to extinguish all outstanding principal and accrued interest under our credit facility with Cisco Capital. We have used the remainder of the net proceeds in connection with our expansion into the Los Angeles market, the integration of mobile services into our product packages, and general corporate purposes.

Transfer Agent and Registrar

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Consolidated Financial and Operating Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The statement of operations data for the years ended December 31, 2003, 2004 and 2005, and the balance sheet data as of December 31, 2004 and 2005, are derived from, and are qualified by reference to, the audited financial statements included elsewhere in this Form 10-K. The statement of operations data for the year ended December 31, 2001 and 2002, and the balance sheet data as of December 31, 2001, 2002, and 2003, are derived from the audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands, except per share data)
Statement of Operations Data:
Revenue	$1,439	$20,956	$65,513	$113,311	$159,097
Operating expenses:
Cost of service (exclusive of $2,035, $6,672, $12,947, $17,611 and $20,038 depreciation and amortization, respectively)	3,812	11,558	21,815	31,725	47,161
Selling, general and administrative (exclusive of $5,318, $7,544, $8,324, $5,036 and $4,122 depreciation and amortization, respectively)	26,928	42,197	48,085	65,159	86,453
Write-off of public offering costs	—	—	—	1,103	—
Depreciation and amortization	7,353	14,216	21,271	22,647	24,160

Total operating expenses	38,093	67,971	91,171	120,634	157,774

Operating income (loss)	(36,654)	(47,015)	(25,658)	(7,323)	1,323
Other income (expense):
Interest income	675	411	715	637	1,325
Interest expense	(3,181)	(4,665)	(2,333)	(2,788)	(2,424)
Gain recognized on troubled debt restructuring	—	4,338	—	—	—
Gain from write-off of carrying value in excess of principal	—	—	—	—	4,060
Minority interest in earnings	779	—	—	—	—
Loss on disposal of property and equipment	(14)	(222)	(1,986)	(1,746)	(539)
Other income (expense), net	7	(35)	(220)	(236)	(9)

Net income (loss)	$(38,388)	$(47,188)	$(29,482)	$(11,456)	$3,736

Balance Sheet Data (at period end):
Cash and cash equivalents	$3,293	$5,470	$5,127	$22,860	$27,752
Marketable securities	28,000	35,000	21,079	14,334	10,170
Working capital	23,679	25,215	2,240	8,776	13,203
Total assets	71,219	96,583	87,048	99,203	114,832
Long-term debt, including current portion	33,957	51,932	67,628	70,331	—
Convertible preferred stock	76,972	48,455	54,835	78,963	—
Stockholders’ equity (deficit)	(48,841)	(19,519)	(55,311)	(73,573)	74,586
Other Financial Data:
Capital expenditures (1)	25,608	28,447	26,205	23,741	29,766
Net cash provided by (used in) operating activities	(28,642)	(33,589)	(5,895)	13,468	29,647
Net cash provided by (used in) investing activities	(41,834)	(12,120)	4,625	(3,512)	(17,473)
Net cash provided by (used in) financing activities	58,168	47,886	927	7,777	(7,282)
Net loss per common share, basic and diluted	$(342.75)	$(429.88)	$(310.75)	$(143.71)	$(1.16)
Weighted average common shares outstanding, basic and diluted	112	112	115	129	4,159
Non-GAAP Financial Data:
Total adjusted EBITDA (2)	$(29,301)	$(32,777)	$(4,366)	$16,802	$25,807

(1)	Represents cash and non-cash purchases of property and equipment on a combined basis.
(2)	Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities as determined in accordance with generally accepted accounting principles, or GAAP, as a measure of performance or liquidity. See “Non-GAAP Financial Measures” for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth a reconciliation of total adjusted EBITDA to net loss:

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Reconciliation of total adjusted EBITDA to Net income (loss):
Total adjusted EBITDA for reportable segments	$(29,301)	$(32,777)	$(4,366)	$16,802	$25,807
Depreciation and amortization	(7,353)	(14,216)	(21,271)	(22,647)	(24,160)
Non-cash stock option compensation	—	(22)	(21)	(375)	(324)
Write-off of public offering costs	—	—	—	(1,103)	—
Interest income	675	411	715	637	1,325
Interest expense	(3,181)	(4,665)	(2,333)	(2,788)	(2,424)
Minority interest	779	—	—	—	—
Gain recognized on troubled debt restructuring	—	4,338	—	—	—
Gain from write-off of carrying value in excess of principal	—	—	—	—	4,060
Loss on disposal of property and equipment	(14)	(222)	(1,986)	(1,746)	(539)
Other expense (income), net	7	(35)	(220)	(236)	(9)

Net income (loss)	$(38,388)	$(47,188)	$(29,482)	$(11,456)	$3,736

NON-GAAP FINANCIAL MEASURES

We use the total adjusted EBITDA of our reportable segments as a principal indicator of the operating performance of our business on a consolidated basis. Our chief executive officer, who is our chief operating decision maker, also uses our segment adjusted EBITDA to evaluate the performance of our reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. EBITDA represents net income before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization expenses, excluding non-cash stock option compensation, write-off of public offering costs, gains relating to our troubled debt restructuring and the early payoff of our restructured debt, gain or loss on disposal of property and equipment and other non-operating income or expense. Our total adjusted EBITDA represents the sum of adjusted EBITDA for each of our segments.

Our total adjusted EBITDA is a non-GAAP financial measure. Our management uses total adjusted EBITDA in its decision-making processes relating to the operation of our business together with GAAP measures such as revenue and income from operations.

Our calculation of total adjusted EBITDA excludes:

•	the write-off of public offering costs incurred in 2004 and the gains related to our troubled debt restructuring and the early payoff of our restructured debt; and

•	non-cash stock option compensation, loss on disposal of property and equipment and other non-operating income or expense, each of which our management views as expenses that are not related to management’s assessment of the operating results and performance of our segments or our consolidated operations.

Our management believes that total adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of non-cash stock option compensation, which is a non-cash expense that varies widely among similar companies. We provide information relating to our total adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our total adjusted EBITDA are a valuable indicator of the operating performance of our company on a consolidated basis and of our operating segments’ ability to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

In addition, total adjusted EBITDA is a useful comparative measure within the communications industry because the industry has experienced recent trends of increased merger and acquisition activity and financial restructurings, which have led to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies, as well as non-operating charges to earnings, such as the effect of debt restructurings.

Accordingly, total adjusted EBITDA allows analysts, investors and other interested parties in the communications industry to facilitate company to company comparisons by eliminating some of the foregoing variations. Total adjusted EBITDA as used in this report may not, however, be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure.

Our calculation of total adjusted EBITDA is not directly comparable to EBIT (earnings before interest and taxes) or EBITDA. In addition, total adjusted EBITDA does not reflect:

•	our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	changes in, or cash requirements for, our working capital needs;

•	our interest expense, or the cash requirements necessary to service interest or principal payments on our debts; and

•	any cash requirements for the replacement of assets being depreciated and amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges.

Total adjusted EBITDA is not intended to replace operating income, net income and other measures of financial performance reported in accordance with GAAP. Rather, total adjusted EBITDA is a measure of operating performance that you may consider in addition to those measures. Because of these limitations, total adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using total adjusted EBITDA as a supplemental financial measure.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis together with “Selected Consolidated Financial and Other Data” and our consolidated financial statements and related notes included in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” as well as those discussed elsewhere. You should read “Risk Factors” and “Cautionary Notice Regarding Forward-Looking Statements.”

Dollars are in millions, except per share and customer amounts and as otherwise indicated.

Overview

We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in selected large metropolitan areas. We provide these services through bundled packages of local and long distance voice services and broadband Internet services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of one, two or three years. We currently operate in Atlanta, Dallas, Denver, Houston, and Chicago and in March 2006, we began providing service in Los Angeles.

We sell four basic bundled packages of services, primarily delineated by the number of local voice lines provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. Customers may also choose to add extra features or lines for an additional fee. Beginning in the first quarter of 2006, we started offering mobile services which are integrated with our existing wireline services.

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

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our service first in Atlanta in April 2001, followed by Dallas in October 2001 and Denver in January 2002. During the remainder of 2002 and 2003, we focused on building our customer bases in these markets. As a result of our progress, we decided to launch our service in additional markets. We launched our service in Houston in March 2004, Chicago in March 2005, and subsequently in Los Angeles in March 2006. We plan to expand into five additional markets by the end of 2009.

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business. EBITDA represents net income before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization expenses, excluding stock-based compensation expense, write-off of public offering costs, gains related to our troubled debt restructuring and our early payoff of the restructured debt, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets within 18 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas, Denver and Houston within 17 months from launch in each market. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape and our costs to obtain unbundled network elements from the local telephone company in each market, including elements such as loops, dedicated transport, circuit switching and operational support systems. We divide our business into six operating segments: Atlanta, Dallas, Denver, Houston, Chicago, and Los Angeles.

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Most of our capital expenditures related to expanding into new markets are success-based, incurred only as our customer base grows. Based on our historical experience, over time approximately 85% of our network capital expenditures are success-based. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

Revenue

The majority of our customers buy our BeyondVoice I package, which serves customers with 5-14 local voice lines, or generally 30 or fewer employees. We also sell BeyondVoice II to customers with 15-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-200 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum bandwidth of 4.5 Mbps. We believe that our customers highly value the level of bandwidth offered with our services. As of December 31, 2005, approximately 85.6% of our customer base have BeyondVoice I, 13.8% have BeyondVoice II, and 0.6% have BeyondVoice III.

Average monthly revenue per customer location increased from $771 per customer location in 2003 to $774 per customer location in 2004, due to an increasing percentage of BeyondVoice II and BeyondVoice III customers in 2004. Average monthly revenue per customer location decreased to $756 in 2005. We expect average monthly revenue per customer location to continue to decline moderately through at least 2006 pending increased revenue from our mobile service and other value-added applications. Customer revenues represented approximately 96.1% and 97.4% of total revenues in 2004 and 2005, respectively. Revenues from access charges paid to us by other communications companies to terminate calls to our customers represented approximately 3.9% and 2.6% of revenues in 2004 and 2005, respectively.

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

As a result of the TRRO, we are required to lease circuits under special access, or retail, rates in locations that are determined to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see “—Results of Operations—Revenue and Cost of Service”.

Where permitted by regulation, we lease our access circuits on a wholesale basis as unbundled network element loops or extended enhanced links as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ unbundled network element loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a colocation, and we use extended enhanced links when we do not have a central office colocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using unbundled network element loops and half using extended enhanced links. Our monthly expenses are significantly less when using unbundled network element loops than extended enhanced links, but unbundled network element loops require us to incur the capital expenditures of central office colocation equipment. Both unbundled network element loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office colocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several colocations and add additional colocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

We receive service credits from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the enactment of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors as noted that impact the amount and timing of service credits and performance penalties, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize service credits and performance penalties as offsets to cost of service when the ultimate resolution and amount are known. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

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

Write-off of Public Offering Costs. In 2004, we began work in connection with an initial public offering of our common stock. In connection with the proposed offering, we incurred direct expenses, which were primarily legal and accounting fees with outside service firms, of $1.1 million. We have expensed these costs. In 2005, we capitalized similar costs and subsequently deducted them from the proceeds of our Initial Public Offering as a charge against additional paid-in capital because the costs were incurred in connection with the transaction.

Depreciation and Amortization Expense. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. We generally depreciate network-related equipment, which represents the majority of our assets, over either a three year or five year period. We depreciate IT equipment and licenses over three years and furniture over seven years. The value of leasehold improvements is amortized over two to five years, which is the shorter of the respective lease term or duration of economic benefit of the assets.

Interest Expense (Net). Interest expense (net) consists of interest charges paid on our long-term debt through our credit facility with Cisco Capital, interest charges recognized under capital lease obligations incurred in connection with certain software licenses, interest income earned on cash and cash equivalents, marketable securities, long-term investments, restricted cash equivalents, and non-cash income recognized through the amortization of a portion of the gain recorded in connection with the restructuring or our debt in November 2002. In November 2005, we repaid the full balance of our debt with Cisco Capital and the credit facility was terminated.

Gain Recognized on Troubled Debt Restructuring and Early Retirement. The gain recognized in connection with the restructuring of our debt with Cisco Capital in November 2002 resulted from a troubled debt restructuring accounted for under SFAS No. 15. As a troubled debt restructuring we were required to defer a portion of the gain equal to the amount of projected future interest expense on the restructured debt so that we would not recognize interest expense on the restructured debt. The deferred gain was included on our balance sheet as “carrying value in excess of principal, which is a component of long-term debt. The gain in excess of the projected interest expense was recognized at the time the debt was restructured. This carrying value in excess of principal is reduced on an ongoing basis as interest payments are made until the expiration or prepayment of the debt and partially offsets interest expense recognized. Immediately after our Initial Public Offering in November 2005, we paid off all debt outstanding under the credit facility with Cisco Capital, resulting in a gain of approximately $4.1 million from the write-off of the then remaining balance of the carrying value in excess of principal, net of unamortized deferred loan costs.

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

Income Taxes. As a result of our operating losses, we have paid no income taxes to date. We expect to pay minimal income taxes due primarily to our net operating loss carryforwards, although we expect we will have some payments due under the alternative minimum tax.

Internal Control Over Financial Reporting

Overview. We have had material weaknesses in internal control over financial reporting in the past. In connection with the audit of our 2003 and 2004 fiscal years, our management and our independent registered public accounting firm identified matters involving our internal control over financial reporting that constituted material weaknesses as defined by the American Institute of Certified Public Accountants under AU Section 325, pursuant to which material weaknesses are defined as reportable conditions in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors or irregularities in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

The definition in AU Section 325 is consistent with the definition of material weakness as defined by the Public Company Accounting Oversight Board in Auditing Standard No. 2. AS No. 2 contains the requirements for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Unlike AS No. 2, however, under which internal control over financial reporting is considered at year-end, the AICPA standards involve the assessment of reportable conditions and material weaknesses over the periods under audit.

We are committed to maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our accounting personnel report regularly to our audit committee on all accounting and financial matters. In addition, our audit committee actively communicates with and oversees the engagement of our independent registered public accounting firm. Based on the actions we have taken to date to enhance the reliability and effectiveness of our internal control over financial reporting, our management believes that there is no material weakness in our internal control as of the date of this report because we have remediated the underlying causes of the identified material weaknesses. We were not required to have an audit of our internal controls under Section 404 of the Sarbanes-Oxley Act as of December 31, 2005 and our independent registered public accounting firm did not perform such an audit. In connection with the audit of our financial statements for the 2005 fiscal year, no material weaknesses were identified by management or our independent registered public accounting firm.

In the third quarter of 2004, management commenced a review of internal control over financial reporting and related accounting processes and procedures for purposes of complying with Section 404 of the Sarbanes-Oxley Act. This review is ongoing. Under Section 404, management would have to evaluate, and its independent registered public accounting firm would have to opine on management’s assessment of the effectiveness of internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, due to be filed in March 2007. We hired an independent consulting firm in 2005 with expertise in Section 404 compliance to assist us in satisfying our obligations under Section 404 with respect to our internal control over financial reporting.

As of the date of this report, our management believes that our internal control over financial reporting is effective at a reasonable assurance level. However, internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives due to its inherent limitations because internal control involves human diligence and compliance and is subject to lapses in judgment and breakdowns from human failures. Nonetheless, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Although we believe we have remediated the material weaknesses that have been identified in connection with the audits of our 2003 and 2004 financial statements, we may in the future have additional material weaknesses in our internal control over financial reporting. Failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements. See “Risk Factors.”

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

•	All identified instances of errors in our records, procedures and controls were reviewed, analyzed and corrected by us.

•	We replaced our accounting management and most of our accounting staff with more experienced personnel with additional training and expertise, including an experienced Chief Accounting Officer and a Controller.

•	We enlarged the size of our accounting staff from seven to 17 employees, including additional management-level accounting personnel. This increase in size enables further segregation of duties and allows additional levels of internal review and supervision within our accounting organization.

•	We established formal, documented accounting policies and procedures to improve our internal control over financial reporting, including policies and procedures relating to accruals and our financial statement close process. These policies and procedures govern approvals, documentation requirements, standardized recordkeeping, asset tracking and the use of our purchase order system.

•	We re-closed each of our quarterly financial statement periods for 2002, 2003, and 2004 and engaged our independent registered public accounting firm to perform a review of each quarterly period in 2003 and 2004 under Statement on Auditing Standard No. 100, Interim Financial Information, or SAS 100.

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

While management believes the underlying causes of the material weaknesses were remediated in 2004 and therefore were not present at December 31, 2004, the restatement of our financial statements for 2001, 2002 and 2003 constituted a material weakness. Management believes that the material weakness resulting from the restatement of our prior periods has been remediated by the steps management took during 2004 to remediate the two material weaknesses. Since management believes that the material weakness resulting from our restatement have been remediated, management also believes that our internal control over financial reporting is effective at a reasonable assurance level as of the date of this report.

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

Conclusion. In addition to remediating the material weaknesses that have been identified, we have established formal, documented accounting policies and procedures to improve our internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting. These policies and procedures require: two levels of approval for inputs to, and outputs from, our financial accounting system; detailed minimum documentation requirements for cash disbursements, journal entries, account reconciliations and other accounting-related documents; standardized organization and maintenance of accounting files; enhanced accounts payable procedures designed to effectively monitor invoices that are distributed for internal approval; improved tracking of assets and their in service dates for purposes of depreciation; and procedures for deploying the existing purchase order system to identify unbilled goods and services from vendors. In addition, all approvals within the process require the dated signature of at least two persons from our accounting management. Management believes that we have enhanced the reliability and effectiveness of our internal control over financial reporting such that our internal control over financial reporting is effective at a reasonable assurance level as of the date of this report.

Results of Operations

2005 Compared to 2004

Revenue and Cost of Service (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2004		December 31, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Revenue:
Customer revenue	$108,863	96.1%	$154,883	97.4%	$46,020	42.3%
Terminating access revenue	4,448	3.9%	4,214	2.6%	(234)	(5.3)%

Total revenue	113,311		159,097		45,786	40.4%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	17,335	15.3%	26,163	16.4%	8,828	50.9%
Other costs of service	17,672	15.6%	23,397	14.7%	5,725	32.4%
Service credits and performance penalties	(3,282)	(2.9)%	(2,399)	(1.5)%	883	(26.9)%

Total cost of service	31,725	28.0%	47,161	29.6%	15,436	48.7%

Gross margin (exclusive of depreciation and amortization):	$81,586	72.0%	$111,936	70.4%	$30,350	37.2%

Customer data:
Locations at period end	14,713		20,347		5,634	38.3%

Average monthly revenue per customer location	$774		$756		$(18)	(2.3)%

Revenue. Revenue increased 40.4%, for the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2004. The increase in revenue resulted from the 38.3% increase in customers from December 31, 2004 to December 31, 2005. Between these periods, the ending number of customers increased by 38.3% and the average number of customers increased by 42.8%. Average monthly revenue per customer location declined by 2.3%, from December 31, 2004 to December 31, 2005. Although the proportion of our customers purchasing our BeyondVoice II and BeyondVoice III service packages, at higher average monthly revenue per customer location, was higher in the twelve months ended December 31, 2005 than in the twelve months ended December 31, 2004, the impact of this trend was more than offset by the effect of increased levels of customers under three year contracts at lower price points and competitive pricing pressure on new contracts and contract renewals, resulting in a higher level of promotions offered to customers at the time of contract signature. We expect average monthly revenue per customer location to continue to decline moderately through at least 2006 pending increased revenue from our mobile service and other value-added applications. Revenues from access charges paid to us by other communications companies to terminate calls to our customers declined for the twelve month comparison period and grew substantially slower than our customer base due to reductions in access rates on interstate calls as mandated by the FCC, including an approximate 30% reduction effective in June 2004. Our segment contributions to the increase in revenue in the twelve month period ended December 31, 2005 as compared to the twelve month period ended December 31, 2004, were $11.5 million from Atlanta, $9.1 million from Dallas, $12.9 million from Denver, $10.2 million from Houston, which was launched in March 2004, and $2.1 million from Chicago, which was launched in March 2005.

Cost of Service. Cost of service increased 48.7%, from the twelve month period of 2004 to the twelve month period of 2005. As a percentage of total revenue, cost of service increased from 28% in the twelve months of 2004 to 29.6% in the twelve months of 2005. The increase in cost of service was largely attributable to the 38.3% increase in the number of customers from December 31, 2004 to December 31, 2005 and a 42.8% increase in the average number of customers between the periods. The increase in cost of service beyond the growth in customers, as well as the increase as a percentage of revenue, relates primarily to the impact of regulatory changes and to a $0.9 million decrease in the level of service credits and performance penalties. Service credits, which are recognized as offsets to cost of service, arise from billing and service disputes between telecommunications carriers and us.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of colocation to our equipment located at our customers’ premises, represented the largest component of cost of service. The increase in circuit access fees between the twelve month periods is primarily a result of the increase in the number of customers. In addition to the increase resulting from customer growth, circuit access fees rose due to the impact of the TRRO, and recent regulatory rulings in Georgia, which included $0.7 million relating to prior periods being recognized as expense during 2005.

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers, and certain taxes and fees. As a percent of revenue, other costs of service decreased for the twelve months ended December 31, 2005. This overall decrease is the result of negotiated price decreases with vendors and other cost savings that we achieved through network optimization efforts.

In February 2006, the Georgia Public Service Commission (the “PSC”) adopted a recommendation by the staff of the PSC to implement increased rates for the lease of unbundled network elements from BellSouth. This recommendation relates to a complaint filed by BellSouth in 2003 with the PSC. The increase rates implemented by the PSC are applicable going forward and on a retroactive basis back to September 2003. We estimated and accrued approximately $1.5 million through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in December 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively.

In February 2005, the FCC issued its TRRO and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers, or ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within these wire centers. In addition, certain caps are imposed regarding the number of unbundled network element, or UNE, facilities that companies like us may have on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminates the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

The rates charged by ILECs for our high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006, although the scope of this increase is uncertain because the new FCC rules are subject to interpretation by state regulatory agencies. In addition, by March 10, 2006, we were required to transition these existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, except where we have negotiated other rate structures with the ILECs. Subject to any contractual protections under our existing interconnection agreements with ILECs, beginning March 11, 2005, we may be subject to the ILECs’ higher “special access” pricing for any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

We are able to estimate the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $1.9 million through December 31, 2005 for these increased costs. This amount has been charged to cost of service in the year ended December 31, 2005. This estimate includes $1.6 million for the total cost impact related to wire centers and transport routes determined to be sufficiently competitive to be subject to the FCC’s new rules. For costs associated with the caps imposed on the number of circuits that we may have on a single route or into a single building, approximately $0.3 million is reflected in cost of service through December 31, 2005. This estimate is for all markets except for a portion of Denver’s circuits and is based on special access rates available under volume and/or term pricing plans, which represent the low end of the range for special access pricing. Special access pricing is also available under month to month pricing plans, which are at substantially higher rates and represent the high end of the range for special access pricing. We believe volume and/or term pricing plans are the most probable pricing regime we will be subject to based largely on our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist. However, the December 31, 2005 accrual would increase by approximately $1.4 million if it were based on the higher month to month rates. Due to inconsistencies and ambiguities in the FCC order as to the application of the DS-1 loop and DS-1 transport caps, we cannot reasonably estimate the total cost impact for Denver until interpretations of the rule are completed or contract negotiations with the ILEC are finalized. Although we do not believe it is likely that we will incur additional expenses above what we have accrued through December 31, 2005, additional costs of approximately $1.6 million are possible relating to the caps for the Denver market through December 31, 2005.

Certain aspects of the new FCC rules are subject to ongoing court challenges and the implementation of the new FCC rules is subject to multiple interpretations. We cannot predict the results of future court rulings, or how the FCC may respond to any such rulings, or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions. For instance, recent state regulatory rulings have reduced circuit access fees in our Texas markets and increased rates in the Atlanta market. In particular, the circuit access fees and other costs that we incur in Texas were reduced based on a state regulatory order that went into effect in March 2005. We began realizing benefits from this state ruling in the second quarter of 2005. As mentioned above, recent regulatory actions in Georgia raised our rates.

We have begun making changes in our network architecture to respond to the increases in transport circuit costs in order to mitigate the impact of the FCC rule changes. We will continue to identify and implement these mitigation efforts on an ongoing basis and expect the majority of these efforts will be implemented through the second quarter of 2006. Until these efforts are complete, we expect our circuit access fees and transport charges to increase in the short term. Transport charges have increased as a percentage of revenue from 2.3% to 2.5% for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004.

Selling, General and Administrative (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2004		December 31, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits	$42,958	37.9%	$54,274	34.1%	$11,316	26.3%
Marketing costs	1,021	0.9%	1,819	1.1%	798	78.2%
Other selling, general and administrative	21,180	18.7%	30,360	19.1%	9,180	43.3%

Total SG&A	$65,159	57.5%	$86,453	54.3%	$21,294	32.7%

Other data:
Employees	586		707		121	20.6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased at a slower rate than our revenue or customers for the twelve month period ended December 31, 2005, as evidenced by its decline as a percentage of revenue from 57.5% in the twelve month period ended December 31, 2004 to 54.3% in the twelve month period ended December 31, 2005. We expect selling, general and administrative costs to continue to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in our expenses. However, this decrease will be diminished by costs associated with the launch of operations in Los Angeles and our mobile service platform in all our markets during 2006.

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

Other selling, general and administrative costs, which include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense, increased primarily due to the addition of new operations and to the growth in centralized expenses needed to keep pace with the growth in customers. As a percentage of revenue, other selling, general and administrative costs increased for the twelve month period ended December 31, 2005 when compared to the comparable period of 2004. The increase as a percentage of revenue is largely attributable to the cost of becoming a public company, including preparing for Sarbanes-Oxley Act compliance, and professional fees associated with the TRRO implementation.

Depreciation and Amortization (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2004		December 31, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Depreciation and amortization	$22,647	20.0%	$24,160	15.2%	$1,513	6.7%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.5 million between the twelve month period of 2004 and 2005. Depreciation and amortization expense increased because the increase in depreciation and amortization arising from new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated.

Other Income (Expense) (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2004		December 31, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Interest income	$637	0.6%	$1,325	0.8%	$688	108.0%
Interest expense	(2,788)	(2.5)%	(2,424)	(1.5)%	364	(13.1)%
Loss on disposal of assets	(1,746)	(1.5)%	(539)	(0.3)%	1,207	(69.1)%
Gain from write-off of carrying value in excess of principal	—	0.0%	4,060	2.6%	4,060	nm
Other, net	(236)	(0.2)%	(9)	0.0%	227	(96.2)%

Total	$(4,133)	(3.6)%	$2,413	1.5%	$6,546	(158.4)%

Interest Income. Interest income increased for the twelve month period as a result of higher cash and investment balances during 2005. The higher balances in cash and investments were a result of proceeds from the sale of approximately $17.0 million of preferred stock in December 2004, a $4.9 million increase in cash resulting from operating, investing and financing activities through the twelve months ended December 31, 2005, and approximately $4.3 million remaining from our Initial Public Offering after the repayment of debt.

Interest Expense. Interest expense incurred as a result of our credit facility with Cisco Capital and our capital lease obligations, prior to the effects of our accounting for the troubled debt restructuring, decreased $1.3 million for the twelve month period ended December 31, 2005. The decrease in interest expense for the twelve month periods relates to a decrease in the interest rate under our credit facility effective in June 2004 and the payoff of our debt with Cisco Capital in November 2005. The offset to interest expense associated with the accounting for the restructuring of troubled debt decreased $0.9 million for the twelve month period ended December 31, 2005.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment decreased for the twelve month period ended December 31 due to a decreased number of unrecoverable integrated access devices from disconnected customers and a lower amount of write-offs of certain network and software assets that we replaced due to obsolescence or upgrade.

Gain from write-off of carrying value in excess of principal. The gain from write-off of carrying value in excess of principal resulted from the payoff or our debt with Cisco Capital using the proceeds from our Initial Public Offering in November 2005, and represents the carrying value in excess of principal remaining from the trouble debt restructuring that occurred in 2002.

Other, net. Other, net primarily represented adjustments to the carrying value of certain interest rate sensitive investments to reflect market value changes. These investments were held throughout 2004 and were converted to other investments in early 2005, resulting in a decrease in this net expense.

Net Income (Loss). Net loss decreased $15.2 million for the twelve month period ended December 31, 2005 from the twelve month period ended December 31, 2004. We had net income for the twelve month periods in 2005. The improved results arose primarily from the significant increase in revenues and significantly slower rates of increase in selling, general and administrative expenses and depreciation and amortization expense. The reduction in other expense, as a result of the conversion of investments described in “Other, net”, and the gain recognized when we paid off our debt with Cisco Capital contributed to the decrease in net losses for both the three and twelve months of 2005.

2004 Compared to 2003

Revenue and Cost of Service (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2003		December 31, 2004		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Revenue:
Customer revenue	$62,130	94.8%	$108,863	96.1%	$46,733	75.2%
Terminating access revenue	3,383	5.2%	4,448	3.9%	1,065	31.5%

Total revenue	65,513		113,311		47,798	73.0%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	10,858	16.6%	17,335	15.3%	6,477	59.7%
Other costs of service	13,125	20.0%	17,672	15.6%	4,547	34.6%
Service credits and performance penalties	(2,168)	(3.3)%	(3,282)	(2.9)%	(1,114)	51.4%

Total cost of service	21,815	33.3%	31,725	28.0%	9,910	45.4%

Gross margin (exclusive of depreciation and amortization):	$43,698	66.7%	$81,586	72.0%	$37,888	86.7%

Customer data:
Locations at period end	9,687		14,713		5,026	51.9%

Average monthly revenue per customer location	$771		$774		$3	0.4%

Revenue. Revenue increased 73.0% for the twelve months ended December 31, 2003 to the twelve months ended December 31, 2004. The increase in revenue resulted from the 51.9% increase in customers from December 31, 2003 to December 31, 2004. Average monthly revenue per customer location remained relatively flat for the twelve month period. Although the proportion of our customers purchasing our BeyondVoice II and II Plus service packages, at higher average monthly revenue per customer location, the impact of this trend was more than offset by the effect of increased levels of customers with under three year contracts at lower price points and competitive pricing pressure on new contracts and contract renewals, resulting in a higher level of promotions offered to customers at the time of contract signature. We expect average monthly revenue per customer location to remain relatively flat or decline in the foreseeable future due to competitive pricing pressures. Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the twelve month comparison period and grew substantially slower than our customer base due to reductions in access rates on interstate calls as mandated by the FCC, including an approximate 30% reduction effective in June 2004. Our segment contributions to the increase in revenue in the twelve month period ended December 31, 2005 as compared to the twelve month period ended December 31, 2004, were $15.2 million from Atlanta, $13.3 million from Dallas, $16.4 million from Denver, and $2.9 million from Houston, which was launched in March 2004.

Cost of Service. Cost of service increased 45.4%, from the twelve month period of 2003 to the twelve month period of 2004. As a percentage of total revenue, cost of service decreased from 33.3% in the twelve months of 2003 to 28.0% in the twelve months of 2004. The increase in total cost of service was largely attributable to the 51.9% increase in the number of customers from December 31, 2003 to December 31, 2004. In addition, an increase in the level of service credits and performance penalties in 2004 resulted in a $1.1 million decrease to cost of service in the twelve month period of 2004. Service credits, which are recognized as offsets to cost of service, arise from billing and service disputes between telecommunications carriers and us. They are resolved by negotiation among the parties or through the intervention of a regulatory body. We cannot predict the level of errors in charges from our suppliers, nor can we predict the proportion of disputes that we will win. Similarly, performance penalties are assessed by the state public service commissions against local telephone companies for failing to meet publicly mandated standards in their capacity as suppliers of circuits and services. The amount of performance penalties for failure to meet standards varies by state, and we expect variations in the performance of our suppliers and, therefore, in our receipt of penalty payments. For these reasons, we expect service credits and performance penalties to vary in an unpredictable manner in the future.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of colocation to our equipment located at our customers’ premises, represented the largest component of cost of service. The increase in circuit access fees between the twelve month periods is primarily a result of the increase in the number of customers. Circuit access fees as a percentage of revenue decreased 1.3% from the twelve month period ended 2003 to the twelve month period ended 2004.

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers, and certain taxes and fees. As a percent of revenue, other costs of service decreased for the twelve months ended December 31, 2004. This overall decrease is the result of negotiated price decreases with vendors and other cost savings that we achieved through network optimization efforts.

Selling, General and Administrative (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2003		December 31, 2004		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits	$34,166	52.2%	$42,958	37.9%	$8,792	25.7%
Marketing costs	278	0.4%	1,021	0.9%	743	267.3%
Other selling, general and administrative	13,641	20.8%	21,180	18.7%	7,539	55.3%

Total SG&A	$48,085	73.4%	$65,159	57.5%	$17,074	35.5%

Other data:
Employees	428		586		158	36.9%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased at a slower rate than our revenue or customers for the twelve month period ended December 31, 2004, as evidenced by its decline as a percentage of revenue from 73.4% in the twelve month period ended December 31, 2003 compared to 57.5% in the twelve month period ended December 31, 2004. We expect selling, general and administrative costs to continue to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in our expenses.

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

Other selling, general and administrative costs, which include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense, increased due to the addition of new operations and to the growth in centralized expenses needed to keep pace with the growth in customers. As a percentage of revenue, other selling, general and administrative costs decreased for the twelve month period ended December 31, 2004 when compared to the same period in 2003, which is expected as we continue to gain economies of scale.

Depreciation and Amortization (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2003		December 31, 2004		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Depreciation and amortization	$21,271	32.5%	$22,647	20.0%	$1,376	6.5%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.4 million between the twelve month periods of 2003 and 2004, respectively. Depreciation and amortization expense increased because the increase in depreciation and amortization arising from new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated.

Other Income (Expense) (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2003		December 31, 2004		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Interest income	$715	1.1%	$637	0.6%	$(78)	(10.9)%
Interest expense	(2,333)	(3.6)%	(2,788)	(2.5)%	(455)	19.5%
Loss on disposal of assets	(1,986)	(3.0)%	(1,746)	(1.5)%	240	(12.1)%
Other, net	(220)	(0.3)%	(236)	(0.2)%	(16)	7.3%

Total	$(3,824)	(5.8)%	$(4,133)	(3.6)%	$(309)	8.1%

Interest Income. Interest income decreased for both the twelve month period as a result of lower average cash and investment balances during 2004. The amount of outstanding interest earning investments decreased from early 2003, shortly after our November 2002 Series B preferred stock investment, through 2004, as we converted these investments to cash in order to fund our business and make principal payments on our debt.

Interest Expense. Interest expense incurred as a result of our credit facility with Cisco Capital and our capital lease obligations, prior to the effects of our accounting for the troubled debt restructuring, increased $0.2 million for the twelve month period ended December 31, 2004. The increase in interest expense for the twelve month periods relates primarily to our increased amounts outstanding under such credit facility. The offset to interest expense associated with the accounting for the restructuring of troubled debt decreased $0.3 million for the twelve month period, due to a decline in interest rates.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment decreased for the twelve month period ended December 31, 2004 due to a decreased number of unrecoverable integrated access devices from disconnected customers and a lower amount of write-offs of certain network and software assets that we replaced due to obsolescence or upgrade.

Other, net. Other, net primarily represented adjustments to the carrying value of certain interest rate sensitive investments to reflect market value changes. These investments were held throughout 2004.

Net Income (Loss). Net loss decreased $18.0 million for the twelve month period ended December 31, 2004 from the twelve month period ended December 31, 2003. The improved results arose primarily from the significant increase in revenues and significantly slower rates of increase in selling, general and administrative expenses and depreciation and amortization expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 12 to the Consolidated Financial Statements hereto. At December 31, 2005, our segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles. The balance of our operations is in our Corporate group, which operations consist of corporate executive, administrative and support functions and unallocated centralized operations, which includes network operations, customer care and provisioning. We do not allocate these Corporate costs to the other segments and believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. In addition to segment results, we use aggregate adjusted EBITDA to assess the operating performance of the overall business. Because our chief executive officer, who is our chief operating decision maker, primarily evaluates the performance of our segments on the basis of adjusted EBITDA, we believe that segment adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure our operating results and assess performance, and each of revenue and adjusted EBITDA is presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, we use the non-GAAP financial measure adjusted EBITDA, and that, in our case, further excludes stock-based compensation expense, write-off of public offering costs, gains relating to our troubled debt restructuring and the early payoff of our restructured debt, gain or loss on asset dispositions and other non-operating income or expense. We have presented adjusted EBITDA because this financial measure, in combination with revenue and operating expense, is an integral part of the internal reporting system used by our management to assess and evaluate the performance of our business and its operating segments both on a consolidated and on an individual basis.

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

Our segment data is presented below:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Revenue:
Atlanta	$27,033	$42,236	$53,719
Dallas	19,813	33,129	42,277
Denver	18,667	35,051	47,916
Houston	—	2,895	13,051
Chicago	—	—	2,134

Total revenue	$65,513	$113,311	$159,097

Adjusted EBITDA
Atlanta	$11,851	$24,986	$30,174
Dallas	4,235	12,353	18,561
Denver	5,230	17,750	24,954
Houston	(187)	(3,954)	1,377
Chicago	—	(565)	(5,470)
Los Angeles	—	—	(382)
Corporate	(25,495)	(33,768)	(43,407)

Total adjusted EBITDA	$(4,366)	$16,802	$25,807

Operating profit (loss)
Atlanta	$7,384	$18,922	$24,255
Dallas	678	7,281	13,374
Denver	2,568	13,404	19,773
Houston	(210)	(4,658)	(285)
Chicago	—	(568)	(6,090)
Los Angeles	—	—	(382)
Corporate	(36,078)	(41,704)	(49,322)

Total operating profit (loss)	$(25,658)	$(7,323)	$1,323

Total assets
Atlanta	$16,227	$12,552	$12,954
Dallas	14,528	11,920	11,514
Denver	12,382	11,731	11,463
Houston	930	5,355	9,113
Chicago	—	2,322	5,695
Los Angeles	—	—	2,131
Corporate	42,981	55,323	61,962

Total assets	$87,048	$99,203	$114,832

Capital expenditures
Atlanta	$7,944	$2,742	$4,946
Dallas	6,181	2,870	3,976
Denver	6,379	3,903	3,838
Houston	948	4,041	4,039
Chicago	—	2,325	3,256
Los Angeles	—	—	2,131
Corporate	4,753	7,860	7,580

Total capital expenditures	$26,205	$23,741	$29,766

Reconciliation of adjusted EBITDA to Net income (loss):
Total adjusted EBITDA for reportable segments	$(4,366)	$16,802	$25,807
Depreciation and amortization	(21,271)	(22,647)	(24,160)
Non-cash stock option compensation	(21)	(375)	(324)
Write-off of public offering costs	—	(1,103)	—
Interest income	715	637	1,325
Interest expense	(2,333)	(2,788)	(2,424)

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Gain from write-off of carrying value in excess of principal	—	—	4,060
Loss on disposal of property and equipment	(1,986)	(1,746)	(539)
Other income (expense), net	(220)	(236)	(9)

Net income (loss)	$(29,482)	$(11,456)	$3,736

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

We record costs in our markets prior to launching service to customers. We launched service in Atlanta in April 2001, in Dallas in September 2001, in Denver in January 2002, in Houston in March 2004 and in Chicago in March 2005. In the last quarter of 2003, we incurred expenses primarily relating to the staffing of our Houston office and the cost of obtaining network circuits in Houston. In the last quarter of 2004 we incurred expenses primarily relating to the staffing of our Chicago office and the cost of obtaining network circuits in Chicago. In the fourth quarter of 2005, we began incurring expenses primarily relating to the staffing of our Los Angeles office and the cost of obtaining network circuits in Los Angeles, where we launched operations in March 2006. We attained positive adjusted EBITDA in Atlanta, Dallas, Denver, and Houston within 17 months from launch.

Unaudited Quarterly Results of Operations

The following table presents our unaudited condensed quarterly financial data:

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(unaudited)
	(dollars in thousands, except per share data)
Quarterly Statement of Operations Data:
Revenue	$24,503	$26,949	$29,732	$32,127	$35,176	$38,182	$41,403	$44,336
Operating expenses:
Cost of service, excluding depreciation and amortization	6,431	7,652	8,485	9,157	10,444	11,380	11,995	13,342
Selling, general and administrative, excluding depreciation and amortization	14,672	15,646	16,902	17,939	20,175	21,113	21,931	23,234
Write-off of public offering cost	—	—	—	1,103	—	—	—	—
Depreciation and amortization	6,306	5,225	5,360	5,756	5,674	5,978	6,097	6,411

Total operating expenses	27,409	28,523	30,747	33,955	36,293	38,471	40,023	42,987

Operating profit (loss)	(2,906)	(1,574)	(1,015)	(1,828)	(1,117)	(289)	1,380	1,349
Other income (expense):
Interest income	167	161	160	149	248	260	374	443
Interest expense	(823)	(792)	(563)	(610)	(631)	(684)	(730)	(379)
Gain from write-off of carrying value in excess of principal	—	—	—	—	—	—	—	4,060
Loss on disposal of property and equipment	(198)	(227)	(328)	(993)	(79)	(194)	(109)	(157)
Other income (expense), net	(31)	(119)	(51)	(35)	3	(25)	13	—

Net income (loss)	$(3,791)	$(2,551)	$(1,797)	$(3,317)	$(1,576)	$(932)	$928	$5,316

Net income (loss) attributable to common stockholders	$(5,471)	$(4,282)	$(3,600)	$(5,186)	$(3,961)	$(3,417)	$(1,660)	$4,224

Net income (loss) attributable to common stockholders per common share—basic	$(43.77)	$(33.02)	$(27.59)	$(39.50)	$(28.63)	$(21.96)	$(10.06)	$0.26

Net loss attributable to common stockholders per common share—diluted	$(43.77)	$(33.02)	$(27.59)	$(39.50)	$(28.63)	$(21.96)	$(10.06)	$0.20

Quarterly Segment Financial Data:
Revenues:
Atlanta	$9,482	$10,271	$10,908	$11,573	$12,356	$13,046	$13,874	$14,443
Dallas	7,374	8,054	8,686	9,015	9,714	10,321	10,840	11,402
Denver	7,642	8,314	9,182	9,914	10,834	11,660	12,445	12,977
Houston	5	310	956	1,625	2,266	2,862	3,592	4,331
Chicago	—	—	—	—	6	293	652	1,183

Total revenues	$24,503	$26,949	$29,732	$32,127	$35,176	$38,182	$41,403	$44,336

Operating profit (loss)
Atlanta	$4,248	$4,656	$4,799	$5,219	$5,489	$6,016	$6,772	$5,978
Dallas	1,462	1,895	1,863	2,061	2,512	3,113	3,646	4,103
Denver	2,595	3,133	3,421	4,255	4,363	4,779	5,234	5,397
Houston	(1,031)	(1,264)	(1,219)	(1,144)	(578)	(301)	197	397
Chicago	(4)	(6)	(23)	(535)	(1,500)	(1,976)	(1,999)	(615)
Los Angeles	—	—	—	—	—	—	—	(382)
Corporate	(10,176)	(9,988)	(9,856)	(11,684)	(11,403)	(11,920)	(12,470)	(13,529)

Total operating profit (loss)	$(2,906)	$(1,574)	$(1,015)	$(1,828)	$(1,117)	$(289)	$1,380	$1,349

	Three Months Ended
	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(unaudited)
	(dollars in thousands, except per share data)
Quarterly Segment Financial Data:
Adjusted EBITDA
Atlanta	$5,679	$6,107	$6,356	$6,844	$7,001	$7,540	$8,249	$7,384
Dallas	2,641	3,122	3,160	3,430	3,813	4,455	4,957	5,336
Denver	3,549	4,157	4,557	5,487	5,624	6,085	6,544	6,701
Houston	(963)	(1,113)	(1,008)	(870)	(264)	74	631	936
Chicago	(4)	(5)	(21)	(535)	(1,496)	(1,822)	(1,794)	(358)
Los Angeles	—	—	—	—	—	—	—	(382)
Corporate	(7,414)	(8,527)	(8,597)	(9,230)	(10,036)	(10,576)	(11,022)	(11,773)

Total adjusted EBITDA	$3,488	$3,741	$4,447	$5,126	$4,642	$5,756	$7,565	$7,844

Reconciliation of total adjusted EBITDA to Net income (loss):
Total adjusted EBITDA for reportable segments	$3,488	$3,741	$4,447	$5,126	$4,642	$5,756	$7,565	$7,844
Depreciation and amortization	(6,306)	(5,225)	(5,360)	(5,756)	(5,674)	(5,978)	(6,097)	(6,411)
Non-cash stock option compensation	(88)	(90)	(102)	(95)	(85)	(67)	(88)	(84)
Write-off of public offering cost	—	—	—	(1,103)	—	—	—	—
Interest income	167	161	160	149	248	260	374	443
Interest expense	(823)	(792)	(563)	(610)	(631)	(684)	(730)	(379)
Gain from write-off of carrying value in excess of principal	—	—	—	—	—	—	—	4,060
Loss on disposal of property and equipment	(198)	(227)	(328)	(993)	(79)	(194)	(109)	(157)
Other income (expense), net	(31)	(119)	(51)	(35)	3	(25)	13	—

Net income (loss)	$(3,791)	$(2,551)	$(1,797)	$(3,317)	$(1,576)	$(932)	$928	$5,316

Quarterly Other Operating Data:
Customer locations	10,778	12,074	13,406	14,713	15,978	17,435	18,897	20,347
Churn	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%	0.9%
Average monthly revenue per customer location	$798.22	$786.19	$777.91	$761.70	$764.07	$761.79	$759.72	$753.17

Liquidity and Capital Resources

				Change from Previous Period
	Years Ended December 31,			Dollars		Percent
	2003	2004	2005	2004 v 2003	2005 v 2004	2004 v 2003	2005 v 2004
Cash flows:
Provided by (used in) operating activities	$(5,895)	$13,468	$29,647	$19,363	$16,179	(328.5)%	120.1%
Provided by (used in) investing activities	4,625	(3,512)	(17,473)	(8,137)	(13,961)	(175.9)%	397.5%
Provided by (used in) financing activities	927	7,777	(7,282)	6,850	(15,059)	738.9%	(193.6)%

Net increase (decrease) in cash and cash equivalents	$(343)	$17,733	$4,892	$18,076	$(12,841)	nm	(72.4)%

Overview. We commenced operations in 2001. Until 2004, we funded our operations primarily through issuance of equity securities for an aggregate of $120.8 million and borrowings under a line of credit facility established with Cisco Capital, used principally to purchase property and equipment from Cisco Systems. In

2004, we recorded positive cash flow from operating activities for the first time and, in addition, raised $17.0 million from issuance of equity securities. All amounts to Cisco Capital were repaid in November 2005 with proceeds from our Initial Public Offering and the credit facility was terminated.

Cash Flows From Operations. Cash provided by operating activities was $13.5 million in the year ended December 31, 2004 and $29.6 million in the year ended December 31, 2005. The increase in cash provided by operating activities of $16.2 million from 2004 to 2005 is primarily comprised of a decrease in net loss of $15.2 million; an increase in the provision for doubtful accounts of $1.1 million resulting from our increase in customers; a decrease of $0.7 million in interest expense associated with the reduction in carrying value in excess of principal from the restructuring of a portion of our Cisco Capital debt in 2002; an increase of $3.3 million in net changes in operating assets and liabilities; and an increase in depreciation and amortization expense of $1.5 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our new operations in Houston and Chicago; offset by a decrease of $1.2 million in loss on disposal of property and equipment due to an improvement in recovery of integrated access devices from disconnected customers; a decrease of $0.2 million in the write-down of marketable securities; a decrease of $0.1 million in non-cash stock compensation; and a $4.1 million gain recognized upon the payoff of our credit facility with Cisco Capital.

Cash used by operating activities was $5.9 million in the year ended December 31, 2003, compared to cash provided by operating activities of $13.5 million in the year ended December 31, 2004. The increase in cash provided by operating activities of $19.4 million from 2003 to 2004 is primarily comprised of a decrease in net loss of $18.0 million; an increase in the provision for doubtful accounts of $1.0 million resulting from our increase in customers; a decrease of $0.3 million in interest expense associated with the reduction in carrying value in excess of principal resulting from the restructuring of a portion of our Cisco Capital debt in 2002; an increase of $0.4 million in non-cash stock compensation expense from stock option grants made in 2004; and an increase in depreciation and amortization expense of $1.4 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our new operations in Houston and Chicago; offset by a decrease of $0.2 million in loss on disposal of property and equipment due to an improvement in recovery of integrated access devices from disconnected customers; and a decrease of $1.5 million in net changes in operating assets and liabilities.

Cash Flows From Investing Activities. Our principal cash investments are for purchases of property and equipment and purchases of marketable securities. Cash purchases of property and equipment primarily include non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $9.1 million, $9.8 million and $21.3 million for 2003, 2004 and 2005, respectively. As discussed below, network-related capital expenditures have primarily been financed through our credit facility with Cisco Capital and are shown as supplemental data to the statement of cash flows.

We invest excess cash balances in the marketable securities of highly-rated corporate and government issuers. Purchases of marketable securities were $14.5 million, $11.8 million and $10.6 million in 2003, 2004 and 2005, respectively. We periodically redeem our marketable securities in order to transfer the funds into other operating and investing activities. We redeemed $28.0 million, $18.0 million and $15.3 million in 2003, 2004, and 2005, respectively.

Non-cash Purchases of Property and Equipment. Non-cash purchases of property and equipment consist of our network capital expenditures which were purchased primarily from Cisco Systems and financed through our former credit facility with Cisco Capital. These capital expenditures are recorded as non-cash purchases because they were directly financed by Cisco Capital without the exchange of cash for the assets that we purchased. Network capital expenditures include the purchase of integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, colocation and data center buildout expenditures and equipment installation costs. Our non-cash purchases of property and equipment were $17.1 million, $14.0 million and $8.4 million, in 2003, 2004 and 2005, respectively. The decrease in non-cash purchases of property and equipment from 2003 to 2005 was due to reduced purchases and pricing for network components obtained and network efficiencies gained through the growth of our customer base in each market. As noted above, the balance of our debt under the Cisco Capital credit facility was repaid in November 2005 using a portion of the proceeds from our Initial Public Offering and the facility was terminated.

Our capital expenditures, which include both cash and non-cash purchases of property and equipment, were $26.2 million in 2003, $23.7 million in 2004 and $29.8 million in 2005. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $42.0 million in 2006. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

Cash Flows From Financing Activities. The principal components of cash flows provided by financing activities are proceeds from long-term debt and capital leases, proceeds from our Initial Public Offering, proceeds from the issuance of preferred stock, proceeds from exercise of stock options offset by financing issuance costs and repayment of long-term debt and capital leases.

The increase in cash flows used in financing activities of $15.1 million from the year ended 2005 to 2004 is due to the repayment of principal on our debt of $63.2 million, a $16.9 million preferred stock offering in 2004 and a decrease in the amount of proceeds from new borrowings of $0.3 million, offset by proceeds from our Initial Public Offering of $65.0 million, an increase of $0.1 million in proceeds from the issuance of common stock arising from increased exercises of stock options and a decrease of $0.2 million in financing issuance costs relating to amendments made to our loan with Cisco Capital and to our Series C preferred stock. Upon the completion of our November 2005, Initial Public Offering we used a portion of our net proceeds of $65.0 million to pay $63.7 million and terminate our credit facility with Cisco Capital.

The increase in cash flows provided by financing activities of $6.9 million from 2003 to 2004 is due to proceeds from the issuance of preferred stock of $16.9 million offset by a decrease in the amount of proceeds from long-term debt of $5.0 million and an increase in the amount of repayment of long-term debt and capital leases of $4.8 million. In December 2004, we sold $17.0 million of Series C preferred stock to our existing Series B preferred stockholders and certain new investors. Under the terms of our Cisco Capital credit facility, we made monthly borrowings to finance the purchase of property and equipment and also made quarterly repayments of principal and interest on the debt. In addition, we have financed the purchase of certain software assets through capital lease arrangements with companies other than Cisco Capital.

We believe that cash on hand plus cash generated from operating activities and the proceeds from our initial public offering will be sufficient to fund capital expenditures, operating expenses and other cash requirements over the next twelve months. Our long term cash requirements include the capital necessary to fund the next phase of our market expansion, which anticipates launching operations in five additional markets by the end of 2009. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities of our additional markets as they are launched on a staggered basis through 2009. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand to cover projected cash needs.

Financing Arrangements with Cisco Capital. In 2002, we entered into an amended and restated credit agreement with our former principal lender Cisco Capital, under which Cisco Capital agreed to provide up to

$115.4 million in available credit. This credit facility was subsequently amended to reduce the amount of available credit to $105.4 million. We paid off all outstanding principal and accrued interest owed under this facility, which was $64.3 million, with part of the proceeds of our Initial Public Offering and terminated the facility.

In connection with amendments to our credit facility in November 2002, we granted to Cisco Capital warrants which permit Cisco Capital to acquire up to 714 shares of our common stock at an exercise price of $0.04 per share and 6 shares of our common stock at an exercise price of $3.88 per share. All warrants were exercised in a cashless exercise transaction into 716 shares of common stock by Cisco Capital in November 2005.

Commitments. The following table summarizes our long-term commitments as of December 31, 2005, including commitments pursuant to debt agreements and operating lease obligations:

	Payments Due by Period (Dollars in thousands)
Contractual Obligations	Less than 1 Year	1 to 3 Years	3 to 5 years	More than 5 Years	Total
Capital lease obligations	$382	$—	$—	$—	$382
Operating lease obligations	2,423	7,763	7,672	15,442	33,300
Deferred installation revenues	654	511	—	—	1,165
Anticipated interest payments	18	—	—	—	18

Total	$3,477	$8,274	$7,672	$15,442	$34,865

Stock-Based Compensation

We have generally granted stock options at exercise prices at least equal to the fair value of our common stock on the date of grant. Our compensation committee has responsibility for setting the exercise price for our stock option grants. During our history as a private company, our compensation committee determined our common stock’s fair value based upon the committee’s review and consideration of such factors as: independent external valuation events such as arms-length transactions in our shares; significant business milestones that may have affected the value of our business; and internal valuation estimates based on discounted cash flow analysis of our financial results or other metrics, such as multiples of revenue and adjusted EBITDA.

For options granted during the period before a publicly traded share price for our common stock was available, our compensation committee determined the exercise price of our stock options based upon the following guidelines: each period (monthly before 2005 and quarterly thereafter), the committee would set the exercise price for stock options to be granted that month based on the last independent external valuation event; the committee would review whether significant business milestones that had occurred since the last external valuation event warranted a change in exercise price; and, at least once every six months, the committee would review the exercise price and compare the current price to internal valuation estimates if no independent external valuation information was available.

During the twelve months preceding December 31, 2005, we granted options one time prior to our initial public offering. This option grant occurred in February 2005, with an exercise price of $11.83. Our compensation committee performed internal valuations that relied principally upon the price at which unrelated third parties purchased our preferred stock in November 2002, July 2004 and December 2004. In the absence of significant business milestones or revised internal valuation estimates, the compensation committee determined that the most recent external valuation event provided the best indicator of fair value. We also granted options concurrent with and subsequent to our initial public offering based on the public market price of our stock on the date of grant.

Our internal valuation estimates relied principally upon the price that unrelated third parties had paid for shares of our stock because our compensation committee determined that then-recent transactions in our preferred stock provided the best available evidence of fair value. In addition, the committee compared this data to valuation estimates using a discounted cash flow method and a guideline public company approach performed as of December 2004.

The discounted cash flow method is an approach commonly used to value business interests that involves estimating the future cash flows of the business and discounting them to their present value. We selected a discount rate based on consideration of the risks inherent in the investment and market rates of return available from alternative investments of similar type and quality. Our cash flow assumptions used in the discounted cash flow method excluded provisions for debt service and reflected the cash flows available to all suppliers of capital (both debt and equity). Accordingly, the discount rate we applied to the cash flow assumptions reflected the return required by all providers of capital. This discount rate represented our weighted average cost of capital, which was calculated by weighting the after-tax required returns on debt and equity by their respective percentages of total capital. The return required by each class of investor reflects the rate of return investors would expect to earn on other investments of equivalent risk. The cost of debt reflected the estimated cost at the time of the internal valuation to obtain long-term debt financing. The cost of equity reflected the required return on equity estimated by the capital asset pricing model. Based on these assumptions, the discount rate used was our weighted average cost of capital, which was estimated at 15.0% to 20.0%. This was the discount rate we used in our discounted cash flow analysis.

In addition, we supplemented the discounted cashflow method using the guideline public company approach, which estimates fair value using earnings or book value multiples derived from the stock price of publicly traded companies engaged in a similar line of business. We accorded less weight to the guideline public company approach due to the difficulty of making direct comparisons between the guideline companies and us as a result of differences in financial and operating performance, growth, size, leverage, relative risk, customer base and revenue composition.

After estimating our business enterprise value using the discounted cash flow and guideline public company methods, we adjusted the indicated business enterprise value range for the value of net debt, employee stock options and warrants. A 20% discount was also applied to the resulting equity value to account for the lack of marketability and lack of control of our shares. This internal valuation estimate supplemented, and was consistent with, our determination of fair value based upon the prices that unrelated third parties paid for our shares in July 2004 and December 2004.

Our stock options granted between December 2004 and December 2005 are set forth in table below:

Month issued	Options issued	Exercise price	Fair value of common
December 2004	34	$11.83	$10.67
February 2005	597	$11.83	$10.67
November 2005	265	$12.00	$12.00
November 2005	109	$11.71	$11.71

The exercise price of the options granted during the foregoing period were equal to or exceeded the estimated fair value of the underlying common stock. Accordingly, none of these grants resulted in the recognition of compensation expense.

Recent Developments

On February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The following description of the Line of Credit briefly summarizes the facility’s terms and conditions that are material to us and is qualified in its entirety by reference to the full text of the credit agreement, which was filed with the SEC on a Form 8-K on February 14, 2006.

General. The secured revolving line of credit will terminate by its terms on February 8, 2011. The revolving line of credit will be available to finance working capital, capital expenditures, and other general corporate purposes. All borrowings will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

Interest and Fees. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at our option, will equal a LIBO rate or an alternate base rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The applicable margins for LIBO rate loans are 2.25%, 2.50%, and 2.75% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.6 million, and between $16.6 million and $25.0 million, respectively. The applicable margins for alternate base rate loans are 0.75%, 1.00%, and 1.25% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.6 million, and between $16.6 million and $25.0 million, respectively. In addition, we are required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.50%.

Prepayments. Voluntary prepayments of loans and voluntary reductions in the unused commitments under the revolving line of credit are permitted in whole or in part, in minimum amounts and subject to certain other limitations. Mandatory prepayments are required in an amount equal to 100% of the net cash proceeds of all asset sales or dispositions received by us or any of our subsidiaries greater than $0.5 million in any calendar year and 100% of the net proceeds from the issuance of any debt, other than permitted debt. Mandatory prepayments will permanently reduce the revolving credit commitment.

Security. All of our direct and indirect subsidiaries are guarantors of our obligations under the revolving line of credit. All amounts owing under the line of credit (and all obligations under the guaranties) will be secured by a first lien on all tangible and intangible assets, whether now owned or hereafter acquired, subject (in each case) to exceptions satisfactory to Bank of America.

Covenants and Other Matters. The revolving line of credit requires us to comply with certain financial covenants, including minimum consolidated EBITDA, minimum leverage ratio, as determined by our debt divided by EBITDA, and maximum capital expenditures.

The revolving line of credit also includes certain negative covenants restricting or limiting our ability to, among other things:

•	declare dividends or redeem or repurchase capital stock or make other stockholder distributions;

•	prepay, redeem or purchase certain debt;

•	guarantee or incur additional debt, other than certain permitted indebtedness, including permitted purchase money indebtedness and capital leases;

•	engage in sale leaseback transactions;

•	make loans or investments;

•	grant liens or other security interests to third parties, other than in connection with permitted indebtedness and capital leases;

•	engage in mergers, acquisitions, investments in other businesses, or other business combinations;

•	transfer assets;

•	change our fiscal reporting periods or method of accounting; and

•	enter into transactions with affiliates.

The revolving line of credit also contains certain customary representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt and judgment defaults.

Critical Accounting Policies

We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 1 to the consolidated financial statements included herein, the following involved a higher degree of judgment and complexity, and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition. We recognize revenues when the services are earned. Revenue derived from local voice and data services is billed monthly in advance and deferred until earned at the end of the month. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Revenue derived from customer installation and activation, which represented less than 1% of total revenues in 2004 and 2005, is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Although our historical customer churn rate would indicate approximately a four year average customer life, most of our customers enter a three year contract with us. Due to the length of time we have been operating, the initial term of most of our customer contracts has not yet expired. Accordingly, we do not have sufficient experience to estimate whether the average customer life will in fact exceed the term of the customer contract and use the shorter contract period for purposes of amortizing revenues and costs from customer installation and activation. Related installation and activation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized.

Our marketing promotions include various rebates and customer reimbursements that fall under the scope of EITF Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, we record any promotions as a reduction in revenue when earned by the customer. For promotions earned over time, we ratably allocate the cost of honoring the promotions over the period required for eligibility as a reduction in revenue. EITF 01-09 also requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. During the year ended December 31, 2005, we recognized approximately $325 as a reduction of certain of these obligations to customers to adjust the liability to the amount we estimate will ultimately be earned and claimed by our customers. Prior to 2005, sufficient historical information did not exist to reasonably estimate this amount.

Allowance for Doubtful Accounts. We have established an allowance for doubtful accounts through charges to selling, general and administrative expense. The allowance is established based upon the amount we ultimately expect to collect from customers, and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are written off against the allowance upon disconnection of the customers’ service, at which time the accounts are deemed to be uncollectible. Generally, customer accounts are considered delinquent and service is disconnected when they are sixty days in arrears. Our allowance for doubtful accounts was $0.8 million, $1.0 million and $1.8 million in 2003, 2004 and 2005, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of our expenses could result.

Impairment of Long-Lived Assets. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment when events or changes in circumstances indicate the carrying value of such assets may not be recoverable. If an indication of impairment is present, we compare the asset’s estimated fair value to its carrying amount. If the estimated fair value of the asset is less than the carrying amount of the asset, we record an impairment loss equal to the excess of the asset’s carrying amount over its fair value. The fair value is determined based on valuation techniques such as a comparison to fair values of similar assets or using a discounted cash flow analysis. In 2003, 2004 and 2005, we recorded $3.9 million, $3.1 million and $0.6 million, respectively, of aggregate asset impairment.

Stock-Based Compensation. We account for stock-based compensation using the intrinsic value method prescribed in APB No. 25, Accounting for Stock Issued to Employees, or APB No. 25, and related interpretations. SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages, but does not require, companies to record compensation for stock-based employee compensation plans at fair value. We recognize non-cash compensation expense for stock options by measuring the excess, if any, of the estimated fair value of our common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options. Prior to our Initial Public Offering in November 2005, there had been no public market for our stock and therefore no objective value for our stock. In order to determine stock-based compensation expense, we used estimates of the fair value of our common stock based on independent external valuation events, such as arms-length transactions in our shares, significant business milestones that may have affected the value of our business, and internal valuation estimates based on discounted cash flow analysis of our financial results or other metrics, such as multiples of revenue and adjusted EBITDA. Although we believe that these valuation standards were reasonable and generally accepted methods of estimating fair value, they inherently involve a level of subjectivity and judgment. As a public company, the assumptions other than fair market value of the underlying common stock used in assessing stock-based compensation, such as volatility, expected forfeiture rate, and the expected life of the options continue to be subjective estimates.

Valuation Allowances for Deferred Tax Assets. We have established allowances that we use in connection with valuing expense charges associated with our deferred tax assets. Our valuation allowance for our net deferred tax asset is designed to take into account the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets in the event that we record positive income for income tax purposes. For federal and state tax purposes, our net operating loss carry-forwards could be subject to significant limitations on annual use. To account for this uncertainty we have recorded a valuation allowance for the full amount of our net deferred tax asset. As a result the value of our net deferred tax assets on our balance sheet is zero.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS No. 123(R).

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We adopted SFAS No. 123(R) on January 1, 2006 following the modified prospective method. However, had we adopted SFAS No. 123(R) in prior periods, the impact would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the financial statements. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The Company expects to incur an additional $4.0 million to $4.5 million of after tax expense in 2006 for employee stock compensation. This estimated range could be impacted by significant changes in the Company’s stock price, changes in the level of share-based payments, and changes in employee turnover rates.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“FAS 154”), which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” FAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of this statement will not have a material effect on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At December 31, 2005, all investments were in short-term commercial paper due that would be held to maturity and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

Item 8.	Consolidated Financial Statements and Supplemental Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Cbeyond Communications, Inc.

We have audited the accompanying consolidated balance sheets of Cbeyond Communications, Inc. and Subsidiaries (the “Company”) as of December 31, 2004 and 2005, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2004 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 27 , 2006

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$22,860	$27,752
Marketable securities	14,334	10,170
Accounts receivable, net of allowance for doubtful accounts of $1,033 and $1,811 as of December 31, 2004 and 2005, respectively	5,356	10,688
Prepaid expenses	1,420	3,395
Other current assets	1,047	933

Total current assets	45,017	52,938

Property and equipment, net	51,947	57,068
Long-term investments	567	—
Restricted cash equivalents	762	1,637
Deferred customer installation costs	525	511
Other non-current assets	385	2,678

Total assets	$99,203	$114,832

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(CONTINUED)

(Amounts in thousands, except per share amounts)

	December 31
	2004	2005
Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$5,327	$9,364
Other accrued expenses	16,912	29,989
Current portion of capital lease obligations	336	382
Current portion of long-term debt	13,666	—

Total current liabilities	36,241	39,735

Deferred installation revenue	525	511
Long-term portion of capital lease obligations	382	—
Long-term debt	56,665	—
Convertible Series B preferred stock, $0.01 par value; 15,206 and no shares authorized; 12,407 and no shares issued and outstanding at December 31, 2004 and 2005, respectively	62,068	—
Convertible Series C preferred stock, $0.01 par value; 1,546 and no shares authorized; 1,437 and no shares issued and outstanding at December 31, 2004 and 2005, respectively	16,895	—
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 65,722 and 50,000 shares authorized at December 31 2004, and 2005, respectively; 132 and 26,560 shares issued and outstanding at December 31, 2004 and 2005, respectively	1	266
Preferred stock, $0.01 par value; 15,000 shares authorized at December 31, 2005	—	—
Deferred stock compensation	(1,210)	(701)
Additional paid-in capital	78,598	230,797
Accumulated deficit	(150,962)	(155,776)

Total stockholders’ equity (deficit)	(73,573)	74,586

Total liabilities and stockholders’ equity (deficit)	$99,203	$114,832

See accompanying notes.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year ended December 31
	2003	2004	2005
Revenue	$65,513	$113,311	$159,097
Operating expenses:
Cost of service (exclusive of depreciation and amortization of $12,947, $17,611, and $20,038 respectively, shown separately below)	21,815	31,725	47,161
Selling, general and administrative (exclusive of depreciation and amortization of $8,324, $5,036, and $4,122, respectively, shown separately below)	48,085	65,159	86,453
Write-off of public offering costs	—	1,103	—
Depreciation and amortization	21,271	22,647	24,160

Total operating expenses	91,171	120,634	157,774

Operating income (loss )	(25,658)	(7,323)	1,323
Other income (expense):
Interest income	715	637	1,325
Interest expense	(2,333)	(2,788)	(2,424)
Gain from write-off of carrying value of debt in excess of principal	—	—	4,060
Loss on disposal of property and equipment	(1,986)	(1,746)	(539)
Other income (expense), net	(220)	(236)	(9)

Net income (loss)	(29,482)	(11,456)	3,736
Dividends accreted on preferred stock	(6,254)	(7,083)	(8,550)

Net loss attributable to common stockholders	$(35,736)	$(18,539)	$(4,814)

Net loss attributable to common stockholders per common share:
Basic and diluted	$(310.75)	$(143.71)	$(1.16)

Weighted average common shares outstanding:
Basic and diluted	115	129	4,159

See accompanying notes.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2002	112	$1	$77,167	$—	$(96,687)	$(19,519)
Exercise of stock options	12	—	49	—	—	49
Issuance of stock options to employees	—	—	1,477	(1,477)	—	—
Deferred stock compensation expense	—	—	—	21	—	21
Forfeiture of options	—	—	(24)	24	—	—
Accretion of preferred dividends	—	—	—	—	(6,254)	(6,254)
Accretion of issuance costs	—	—	(126)	—	—	(126)
Net and comprehensive loss	—	—	—	—	(29,482)	(29,482)

Balance at December 31, 2003	124	1	78,543	(1,432)	(132,423)	(55,311)
Exercise of stock options	8	—	30	—	—	30
Issuance of stock options to employees	—	—	191	(191)	—	—
Issuance of stock options to non-employees for services	—	—	78	(78)	—	—
Deferred stock compensation expense	—	—	—	375	—	375
Forfeiture of options	—	—	(116)	116	—	—
Accretion of preferred dividends	—	—	—	—	(7,083)	(7,083)
Accretion of issuance costs	—	—	(128)	—	—	(128)
Net and comprehensive loss	—	—	—	—	(11,456)	(11,456)

Balance at December 31, 2004	132	1	78,598	(1,210)	(150,962)	(73,573)
Exercise of stock options	34	1	129	—	—	130
Issuance of stock options to non-employees for services	—	—	16	(16)	—	—
Deferred stock compensation expense	—	—	—	324	—	324
Forfeiture of options	—	—	(201)	201	—	—
Accretion of preferred dividends	—	—	—	—	(8,550)	(8,550)
Accretion of issuance costs	—	—	(149)	—	—	(149)
Issuance of common stock, net	6,848	69	64,961	—	—	65,030
Issuance of common stock upon conversion of Preferred stock	19,546	195	87,443	—	—	87,638
Net and comprehensive income	—	—	—	—	3,736	3,736

Balance at December 31, 2005	26,560	$266	$230,797	$(701)	$(155,776)	$74,586

See accompanying notes.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December 31
	2003	2004	2005
Operating activities
Net income (loss)	$(29,482)	$(11,456)	$3,736
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	21,271	22,647	24,160
Provision for doubtful accounts	1,369	2,393	3,468
Loss on disposal of property and equipment	1,986	1,746	539
Interest expense offset by reduction in carrying value in excess of principal	(2,578)	(2,281)	(1,618)
Write-down of marketable securities to fair value	220	235	—
Gain from write-off of carrying value of debt in excess of principal	—	—	(4,060)
Non-cash stock compensation expense	21	362	286
Issuance of stock options to vendors for services	—	13	38
Changes in operating assets and liabilities:
Accounts receivable	(2,971)	(3,574)	(8,800)
Prepaid expenses and other current assets	(3)	(603)	(1,861)
Other assets	(183)	516	(2,454)
Accounts payable	180	(446)	4,037
Accrued employee benefits	1,333	1,403	991
Other accrued expenses	2,901	2,585	11,199
Other liabilities	41	(72)	(14)

Net cash provided by (used in) operating activities	(5,895)	13,468	29,647

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(Amounts in thousands)

	Year ended December 31
	2003	2004	2005
Investing activities
Purchases of property and equipment	(9,083)	(9,783)	(21,329)
Increase from restricted cash equivalents	193	61	(875)
Purchases of marketable securities	(14,492)	(11,790)	(10,556)
Proceeds from asset disposals	7	—	—
Redemption of marketable securities	28,000	18,000	15,287

Net cash provided by (used in) investing activities	4,625	(3,512)	(17,473)

Financing activities
Proceeds from long-term debt	5,959	1,003	741
Repayment of long-term debt and capital leases	(5,081)	(9,861)	(73,014)
Proceeds from issuance of stock, net of issuance cost	—	16,917	65,006
Proceeds from exercise of stock options	49	30	130
Financing issuance costs	—	(312)	(145)

Net cash provided by (used in) financing activities	927	7,777	(7,282)

Net increase (decrease) in cash and cash equivalents	(343)	17,733	4,892
Cash and cash equivalents at beginning of year	5,470	5,127	22,860

Cash and cash equivalents at end of year	$5,127	$22,860	$27,752

Supplemental disclosure
Interest paid	$4,910	$5,070	$4,026

Non-cash purchases of property and equipment	$17,122	$13,958	$8,437

See accompanying notes.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

(Amounts in thousands, except per share amounts)

1. Description of Business

Cbeyond Communications, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing voice and broadband data services to small and medium size business users in major metropolitan areas across the United States. As of December 31, 2005, these services were provided in the metropolitan Atlanta, Dallas, Houston, Denver, and Chicago areas. Beginning in March 2006, Cbeyond began providing service in Los Angeles.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond Communications, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in the consolidation process.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates.

Revenue Recognition

Revenues are recognized when the services are earned. Revenue derived from local voice and data services is billed in advance and deferred until earned. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Revenue derived from customer installation and activation is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Related installation and activation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized.

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (“EITF”) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future , and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, the Company records any promotion as a reduction in revenue when earned by the customer. For promotions earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. During the year ended December 31, 2005, the Company recognized approximately $336 as a reduction of certain of these obligations to customers to adjust the liability to the amount the Company estimates will ultimately be earned and claimed by its customers. Prior to 2005, sufficient historical information did not exist to reasonably estimate this amount.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The allowance is established based upon the amount the Company ultimately expects to collect from customers, and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are written off against the allowance upon disconnection of the customers’ service, at which time the accounts are deemed to be uncollectible. Generally, customer accounts are considered delinquent and service is disconnected when they are sixty days in arrears.

Cash and Cash Equivalents

Cash and cash equivalents include all U.S. government backed highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of certificates of deposit held as collateral for letters of credit issued on behalf of the Company. Some vendors providing services to the Company require letters of credit to be redeemed in the event the Company cannot meet its obligations to the vendor. These letters of credit are issued to the Company’s vendors, and in return, the Company is required to maintain cash or cash equivalents on hand with the bank at a dollar amount equal to the letters of credits outstanding, the majority of which is maintained in 5 year certificates of deposit, with the remainder in a restricted cash account with a commercial bank. In the event market conditions change and the letters of credit outstanding increase beyond the level of cash on hand at a commercial bank, the Company will be required to provide additional capital. The Company’s collateral requirements (restricted cash) were $762 and $1,637 as of December 31, 2004 and 2005, respectively.

Marketable Securities

Marketable securities consist of commercial paper and mutual funds. All marketable securities are classified as investments available for sale as the Company does not have the intent to hold the investments to the underlying original maturities. The Company’s investments available for sale are carried at fair value or at cost, which approximates fair value. The Company considered the unrealized losses at December 31, 2004 to be other than temporary because the underlying securities held by the mutual fund were interest rate sensitive and unlikely to recover their value in the near future. Further, during 2005 the Company liquidated its mutual fund holdings and realized all losses on the investment. The Company recorded losses of $235 and $13 in earnings for 2004 and 2005, respectively, to reduce the cost basis of its investments to fair value.

The adjusted cost bases, which equal fair value, are as follows:

	December 31
	2004	2005
Mutual Fund	$14,334	$—
Commercial Paper	—	10,170

Total Marketable Securities	$14,334	$10,170

The mutual fund’s target duration was two years +/- 0.5 years, and its expected interest rate sensitivity and benchmark was based on the two-year U.S. Treasury note. Substantially all of the fund’s assets were invested in

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

U.S. government securities and in instruments based on U.S. government securities. The balance of the fund may be invested in non-U.S. government securities rated AAA, or comparable rating, at the time of purchase. As of December 31, 2005, the Company held debt securities consisting of commercial paper maturing in January 2006.

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the duration of their economic value to the Company. Repair and maintenance costs are expensed as incurred.

Network engineering costs incurred during the construction phase of the Company’s networks are capitalized as part of property and equipment and recorded as construction-in progress until the projects are completed and placed into service.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Such amounts are measured using tax rates that are expected to be in effect when the differences reverse.

Impairment and Other Losses on Long-Lived Assets

The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. If the Company’s review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted cash flows when possible, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. The Company’s review will be at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other business units.

During 2003 and 2004, the Company replaced certain categories of network equipment with newer equipment having greater functionality in order to improve network efficiency and performance. The equipment being replaced had no further use in the network, and the replacement of this class of assets comprised a substantial portion of the loss on disposal of fixed assets in each year. During the normal course of operations, the Company also writes equipment off that it is not able to recover from former customers. This equipment resides at customer locations to enable connection to the Company’s telecommunications network. The gross value of equipment written off during 2003, 2004, and 2005 was $3,896, $3,073 and $641, respectively.

Marketing Costs

The Company expenses marketing costs, including advertising, in support of its sales efforts as these costs are incurred. Such costs amounted to approximately $278, $1,021 and $1,819 during 2003, 2004 and 2005, respectively.

Deferred Financing Costs

During 2004 and 2005, respectively, the Company recorded $312 and $42 of deferred costs associated with amendments to its credit facility with Cisco Systems Capital Corporation (“Cisco Capital”). Of these costs,

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $38 and $50 were amortized to interest expense in 2004 and 2005, respectively. Upon the payoff of the Cisco Capital facility in November 2005, the net remaining deferred financing costs were written off as a reduction of the gain recognized upon the payoff of our debt (see Note 6).

The Company also incurred $103 of deferred loan costs in 2005 in connection with obtaining a line of credit facility commitment from Bank of America that was finalized in 2006 (the “Line of Credit”). In accordance with the Company’s policy, deferred loan costs are amortized from the effective date of the agreement or amendment over the then remaining life of the facility.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable, which are unsecured. The Company’s risk is limited due to the fact that there is no significant concentration with one customer or group of customers. Because the Company’s operations were conducted in Atlanta, Georgia; Dallas, Texas; Houston, Texas; Denver, Colorado; and Chicago, Illinois, its revenues and receivables were geographically concentrated in these cities.

Fair Value

The Company has used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•	The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, marketable securities and accounts receivable equals or approximates their respective fair values.

•	The carrying amounts reflected in the consolidated balance sheets for long-term debt approximates fair value due to variable interest rates. The carrying amounts reported in the consolidated balance sheets for capital leases approximate fair value due to the use of imputed interest rates based on the variable interest rates of the Company’s debt.

Stock-Based Compensation

The Company has chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, encourages, but does not require, companies to record compensation for stock-based employee compensation plans at fair value. Accordingly, non-cash compensation expense for stock options is determined by measuring the excess, if any, of the estimated fair value of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company elected to adopt the fair value recognition provisions of SFAS No. 123, pro forma net loss would be as follows (see Note 9):

	Year ended December 31
	2003	2004	2005
Net loss attributable to common stockholders	$(35,736)	$(18,539)	$(4,814)
Add: total stock-based compensation expense determined under the intrinsic value based method	21	362	286
Deduct: total stock-based compensation expense determined under the fair value based method	(1,172)	(1,880)	(2,716)

Pro forma net loss attributable to common stockholders	$(36,887)	$(20,057)	$(7,244)

Net loss attributable to common stockholders per common share:
Basic and diluted—as reported	$(310.75)	$(143.71)	$(1.16)

Basic and diluted—pro forma	$(320.76)	$(155.48)	$(1.74)

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, which the Company deems more reliably measurable than the fair value of the consideration received. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance, or obligation to perform, is complete or the date on which it is probable that performance will occur.

During 2004, and 2005, respectively, the Company issued 13 and 3 common stock options to vendors for services. In 2004 and 2005, respectively, these options were valued at $78 and $16, of which $13 and $38 was recognized in selling, general and administrative expenses.

Basic and Diluted Net Loss Attributable to Common Stockholders per Common Share

Basic net loss attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss attributable to common stockholders for all periods presented, the conversion of Preferred Stock and the exercise of stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share because their effect is anti-dilutive.

Reclassifications

Certain amounts have been reclassified in the consolidated financial statements to conform to the current year presentation. The consolidated statements of cash flows for 2004 includes a reclassification of $409 to reflect certain non-cash leasehold improvements. Net cash provided by operating activities and net cash used in investing activities were each reduced by this amount. Certain amounts have been added to Note 7 for comparative purposes.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB No. 25, and amends SFAS No. 95, Statement of Cash Flows.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company adopted SFAS No. 123(R) on January 1, 2006 following the modified prospective method. As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)’s fair value method will have a significant impact on the Company’s results of operations. The Company expects to incur an additional $4,000 to $4,500 of after tax expense in 2006 for employee stock compensation. This estimated range could be impacted by significant changes in the Company’s stock price, changes in the level of share-based payments, and changes in employee turnover rates.

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

3. Property and Equipment

Property and equipment consist of:

	Year ended December 31,
	Useful Lives	2004	2005
	(In years)
Network and lab equipment	3–5	$79,638	$101,172
Leasehold improvements	2–5	2,813	4,461
Computers and software	3	26,685	32,119
Furniture and fixtures	7	1,806	2,382
Construction-in progress		2,906	2,839

		113,848	142,973
Less accumulated depreciation and amortization		(61,901)	(85,905)

Property and equipment, net		$51,947	$57,068

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Any future debt outstanding under the Company’s line of credit with Bank of America will be collateralized by a pledge of substantially all of the assets of the Company.

4. Accrued Liabilities

	December 31
	2004	2005
Accrued compensation and benefits	$3,945	$4,936
Accrued taxes	4,839	6,307
Accrued telecommunications costs	3,788	9,445
Accrued professional fees	862	1,204
Deferred rent	994	2,135
Deferred customer revenue	638	3,447
Deferred installation revenue	693	654
Other accrued expenses	1,153	1,861

Total Accrued Liabilities	$16,912	$29,989

5. Capitalization

Common Stock

In conjunction with the initial public offering, Cbeyond’s certificate of incorporation was amended to authorize 50,000 shares of common stock. In November 2005, Cbeyond issued 6,132 shares of common stock in an initial public offering for $12.00 a share, and as more fully described below, issued 19,546 shares of common stock as a result of the conversion of preferred shares, including accumulated dividends. The proceeds from the offering were $65,006, net of underwriter commissions of $4,941 and expenses of $3,641. As of December 31, 2005, no shares are reserved for issuance under the Company’s 2002 Stock Incentive Plan, 2,110 shares are reserved for issuance under the Company’s 2005 Stock Incentive Plan. Subsequent to the initial public offering and prior to December 31, 2005 all outstanding warrants were exercised in a cashless transaction resulting in the issuance of 716 common shares (see Note 7). Also in conjunction with the initial public offering, the Company affected a 1 for 3.88 reverse stock split. All share and per share amounts included in these financial statements and footnotes have been adjusted to reflect this split as if it were in effect for all periods presented.

Preferred Stock

In November 2002, in connection with a corporate reorganization and pursuant to a stock purchase agreement, Cbeyond issued 12,398 shares of Series B preferred stock (“Series B”) for $3.88 per share; including 753 shares issued in conjunction with the cancellation of debt (see Note 7). In December 2004, Cbeyond amended its certificate of incorporation to authorize 15,206 shares of Series B and 1,546 shares of Series C preferred stock (“Series C”) and, pursuant to a stock purchase agreement with substantially all of the existing Series B preferred stockholders and certain other investors, Cbeyond issued 1,437 shares of Series C for $11.83 per share. Additionally, the Company issued 9 shares of Series B to an existing Series B preferred stockholder at $3.88 per share under the stockholders’ prior stock purchase agreement.

Each share of the Series B and Series C (collectively, the “Preferred Stock”) was convertible initially into one share of the Company’s common stock. The conversion price per share of common stock was equal to the original price paid per share of Preferred Stock. All of the shares of Preferred Stock would automatically convert to common stock in the event of a public offering of the Company’s common stock meeting certain conditions,

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subject to adjustment for dilutive events. In November 2005, The Company completed such a public offering. Accordingly, 12,407 and 1,570 issued and outstanding shares of Series B and Series C, respectively, were converted into common stock at the time of the transaction. The cumulative unpaid dividends of Series B and Series C were converted into 5,413 and 156 shares of common stock, respectively.

The Preferred Stock was redeemable through the exercise of a put option upon the vote of a majority of the holders of the Preferred Stock beginning November 1, 2007 if there had not been either a sale of the Company or a qualified initial public offering of its common stock. If the put option was exercised, the repurchase price would have been the greater of (a) the Liquidation Value, or (b) the fair market value per share of the Company as determined by provisions outlined in the Second Amended and Restated Shareholder Agreement. The Company classified its Preferred Stock outside of equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities (“Topic D-98”), because the redemption provisions of the put option were not solely within the control of the Company, without regard to the probability of whether the redemption requirements would ever be triggered.

Topic D-98 establishes that the initial carrying value of the Preferred Stock should be the fair value at the date of issuance. Topic D-98 further provides that if the Preferred Stock is not redeemable currently and that it is not probable that the security will become redeemable, then subsequent adjustments to redemption value are not necessary until it is probable that the Preferred Stock will become redeemable. Accordingly, since inception, the Company determined that it is not probable that a qualified initial public offering of its stock would not be achieved before November 1, 2007. In making this determination, the Company assessed the likelihood of redemption based on the Preferred Stock redemption provisions and the specific facts and circumstances at each reporting period. The Company’s business plan since inception was to expand into numerous major metropolitan markets replicating a similar operating model. Successful execution of this business model was predicated on obtaining significant funds through a public offering of its common stock within a reasonable period of time after inception.

The Preferred Stock accumulated dividends at an annual rate of 12% compounded daily on the Preferred Stock’s liquidation value. The liquidation value of the Preferred Stock was equal to the original price paid per share of Preferred Stock plus cumulative unpaid dividends. As of December 31, 2003 and 2004, no dividends had been declared or paid and cumulative unpaid dividends on the Preferred Stock were $7,212 and $14,295, respectively. As provided for in the Company’s amended and restated certificate of incorporation, accumulated dividends of $22,845 accrued through the date of the public offering were paid in common stock in lieu of cash upon conversion of the Preferred Stock.

The holders of the Company’s common stock and Preferred Stock voted as one class, with each share of Preferred Stock entitled to one vote for each share of common stock issuable upon conversion.

As of December 31, 2005, Cbeyond was authorized to issue up to 15,000 shares of Preferred Stock, of which there were no shares issued or outstanding.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Preferred Stock transactions during the period covered by these financial statements:

	Series B	Series C
Balance at December 31, 2002	$48,455	$—
Accretion of preferred dividends	6,254	—
Accretion of issuance costs	126	—

Balance at December 31, 2003	54,835	—
Issuance of preferred stock	35	16,882
Accretion of preferred dividends	7,072	11
Accretion of issuance costs	126	2

Balance at December 31, 2004	62,068	16,895
Adjustments to issuance costs	—	(24)
Accretion of preferred dividends	6,719	1,831
Accretion of issuance costs	107	42
Conversion to common stock	(68,894)	(18,744)

Balance at December 31, 2005	$—	$—

6. Long-Term Debt

At December 31, 2005, there was no long-term debt outstanding as a result of the Company using proceeds from its initial public offering of common stock to pay off and cancel its credit facility with Cisco Capital (the “Credit Facility”). Subsequent to December 31, 2005, the Company finalized a line of credit for up to $25,000 with Bank of America, the major terms of which are outlined as follows.

On February 8, 2006, the Company entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25,000. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at the Company’s option, will equal a LIBO rate or an alternate base rate plus, in each case, and applicable margin. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans shall be 1, 2, 3 or 6 months, at the Company’s option. The applicable margins for LIBO rate loans are 2.25%, 2.50%, and 2.75% for loans drawn in aggregate up to $8,300, between $8,300 and $16,600, and between $16,600 and $25,000, respectively. The applicable margins for alternate base rate loans are 0.75%, 1.00%, and 1.25% for loans drawn in aggregate up to $8,300, between $8,300 and $16,600, and between $16,600 and $25,000, respectively. In addition, we are required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.50%. The term of the facility is five years. In addition, the facility contains certain restrictive covenants, including restrictions on the payment of dividends.

As of December 31, 2004, long-term debt consisted of the following:

December 31, 2004
Credit Facility:
Principal balance	$64,387
Carrying value in excess of principal	5,944

70,331
Less current portion	(13,666)

Long-term debt	$56,665

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into the Credit Facility in 2001 to support the Company’s entry into its first five markets. The Credit Facility was amended five times through March 2005 to accommodate new market expansions and changing economic conditions. After all amendments, the Credit Facility provided for borrowings of up to $105,400 through December 31, 2005, payable in quarterly installments through March 31, 2010. The Credit Facility was secured by substantially all of the assets and equity of the Company and restricted the payment of dividends. Borrowings under the facility bore interest at either a variable rate of LIBOR plus a margin of between 3.5% and 5.5%, depending on the Company’s leverage ratio, or at a fixed rate that ranged from 6.85% to 8.85% during the time the loan was outstanding. The majority of borrowings available under the Credit Facility were restricted to purchases of network equipment and services.

In connection with amendments to the Credit Facility in November 2002, the Company issued warrants to Cisco Capital to acquire up to 720 shares of the Company’s common stock at an exercise price of approximately $0.04 per share. The Company calculated a fair value for the warrants of $2,215 using a binomial valuation model with the following assumptions: volatility factor of 97.9%, fair value of common stock of $3.10, estimated life of the warrants of 7.4 years, and risk-free interest rate of 3.64%. These warrants, which were subject to vesting upon the occurrence of certain triggering events, became fully vested during 2005 and were exercised in 2005 subsequent to the initial public offering.

In addition, the Company amended the Credit Facility as part of a corporate reorganization in November 2002. In conjunction with this amendment, Cisco Capital cancelled $25,000 of the amount outstanding in exchange for 753 shares of Series B (“Debt Exchange”). As a result of the significant discount on the value of the Company’s debt cancelled in the Debt Exchange, the Company accounted for the exchange as a troubled debt restructuring in accordance with SFAS No. 15 and EITF Issue No. 02-4, Determining whether Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. Under SFAS No. 15, a gain is recognized to the extent that the carrying amount of the debt before the restructuring, net of unamortized discounts and loan costs and other consideration exchanged as partial settlement, exceeds future contractual payments (principal and interest combined) of the restructured debt. Based on this calculation, the Company recorded a gain of $4,338 at the date of the restructuring. Projected future interest payments estimated based on the interest rate in effect at the date of the restructuring, approximately 7.3%, were considered carrying value in excess of principal. As interest was paid in subsequent periods, payments were applied against the carrying value, resulting in no interest expense after the date of restructuring, except to the extent actual interest rates exceeded the interest rate in effect at the date of restructuring, which occurred during 2003 and 2004. During 2003 and 2004, such changes in estimates totaled approximately $282 and $259 and are reflected as an increase in interest expense. The effects of such fluctuations are recognized in the period the applicable interest rate changes, except that no gain is recorded until it can no longer be offset by future payments.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below illustrates the activity recognized from the date of the troubled debt restructuring through the final pay-off of the debt after the initial public offering.

Debt cancelled	$25,000
Less:
Value of preferred stock exchanged	(2,902)
Warrants issued with restructure	(2,215)
Unamortized debt discount	(3,636)
Unamortized deferred financing costs written off	(393)
Restructuring transaction costs	(264)

Carrying value in excess of principal at restructure	15,590

Gain on restructuring of debt	(4,338)
Interest payments recorded as a reduction of carrying value in 2002	(449)

Carrying value in excess of principal as of December 31, 2002	10,803
Interest payments recorded as a reduction of carrying value in 2003	(2,578)

Carrying value in excess of principal as of December 31, 2003	8,225
Interest payments recorded as a reduction of carrying value in 2004	(2,281)

Carrying value in excess of principal as of December 31, 2004	$5,944

Interest payments recorded as a reduction of carrying value in 2005	(1,618)

Write-off of net remaining carrying value in excess of principal upon early repayment of debt	(4,326)

Carrying value in excess of principal as of December 31, 2005	$—

7. Income Taxes

The current and deferred income tax provisions were as follows for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Current
Federal	$—	$—	$—
State	—	—	—

Total current	—	—	—

Deferred
Federal	(9,892)	(4,002)	6,097
State	(1,309)	(286)	436
Change in valuation allowance	11,201	4,288	(6,533)

Total deferred	$—	$—	$—

Income tax provision	$—	$—	$—

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2003, 2004 and 2005:

	2003	2004	2005
Federal income tax (benefit) provision at statutory rate	$(9,937)	$(4,010)	$1,308
State income taxes, net of federal benefit	(1,315)	(286)	93
Nondeductible expenses	51	8	147
Adjustments to net operating loss carryforward	—	—	4,985
Change in valuation allowance	11,201	4,288	(6,533)

	$—	$—	$—

The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2004 and 2005 are as follows:

	2004	2005
Deferred tax assets:
Net operating loss	$45,637	$38,068
Carrying value in excess of principal	2,289	831
Allowance for doubtful accounts	465	679
Impairment of investments	175	176
Accrued liabilities	1,463	2,421
Organization costs	14	—
Other	221	(118)

Gross deferred tax assets	50,264	42,057

Deferred tax liabilities:
Property and equipment	4,958	3,284

Gross deferred tax liabilities	4,958	3,284

Net deferred tax assets	45,306	38,773
Valuation allowance	(45,306)	(38,773)

Net deferred taxes	$—	$—

The Company has federal and state net operating loss carryforwards of approximately $103,728 and $70,543, respectively, which begin expiring in 2020. Utilization of existing net operating loss carryforwards may be limited in future years if significant ownership changes were to occur. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2004 and 2005, due to the uncertainty of future taxable income.

8. Stock Incentive Plans

In November 2005, in connection with the Company’s Initial Public Offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights. The number of shares of common stock that may be issued pursuant to the Plan is 2,191. Substantially all of the options granted under the Incentive Plan following the 2005 Initial Public Offering vest at a rate of 25% per year

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock will be determined by the closing price of the Company’s common stock on the NASDAQ on the grant date. Options expire 10 years after the grant date.

In November 2002, in connection with the Company’s recapitalization, the Company adopted the Cbeyond Communications, Inc. 2002 Equity Incentive Plan (“2002 Plan”) and issued 1,621 and 295 options thereunder with respective vesting periods of two and three years. The 2002 Plan permits the grant of nonqualified stock options, incentive stock options and stock purchase rights. The number of shares of common stock that may be issued pursuant to the 2002 Plan is 3,608. Substantially all of the options granted under the 2002 Plan following the 2002 recapitalization vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices equal to or greater than 85% of estimated fair value of the Company’s common stock on the date of grant. For each fiscal year since the 2002 recapitalization and prior to the Company’s Initial Public Offering in November 2005, the Company had determined the fair value of its common stock by using independent external valuation events such as arms-length transactions in our shares, significant business milestones that may have affected the value of our business, and internal valuation estimates based on discounted cash flow analysis of our financial results or other metrics, such as multiples of revenue and adjusted EBITDA. Options expire 10 years after the grant date.

A summary of the status of the Incentive Plan, the 2002 Plan and the 2000 Plan is presented in the table below:

	Shares	Weighted Average Exercise Price
Outstanding, December 31, 2002	2,107	$3.9110
Granted	714	3.8800
Exercised	(12)	3.8804
Forfeited	(145)	3.9669

Outstanding, December 31, 2003	2,664	3.8998
Granted	344	11.3502
Exercised	(8)	3.8800
Forfeited	(118)	4.1147

Outstanding, December 31, 2004	2,882	4.7809
Granted	971	11.8654
Exercised	(33)	3.9158
Forfeited	(177)	6.638

Outstanding, December 31, 2005	3,643	$6.6004

Options exercisable, December 31, 2003	1,463	$3.9898

Options exercisable, December 31, 2004	2,003	$3.9006

Options exercisable, December 31, 2005	2,236	$4.2490

Options available for future grant	2,110

The weighted-average fair value of all options at grant date for options granted in 2003, 2004, and 2005 was $3.8757, $5.5736 and $11.8654 per share, respectively. The amount by which fair value of the stock exceeds an option’s exercise price at the applicable grant date is amortized over the vesting period and recognized as non-cash stock option compensation in the consolidated statement of operations. The weighted-average remaining contractual life of outstanding options at December 31, 2005 is 7.8 years.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides additional information based on the exercise prices of options outstanding at December 31, 2005:

Option Price	Options Outstanding	Options Exercisable	Contractual Life
$3.88	2,409	2,135	7.0
$11.71	99	4	9.9
$11.83	617	12	9.1
$12.00	262	2	9.8
$12.03	252	79	8.6
$13.43	4	4	5.5

Total	3,643	2,236	7.8

The Company follows APB No. 25 and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equals the market value of the underlying stock on the date of the grant, no compensation expense is recognized.

Pro forma information regarding net loss, as presented in Note 3, is required by SFAS No. 123, as amended by SFAS No. 148, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123 as of its effective date. The fair value of these options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	2003	2004	2005
Risk-free interest rate	3.7%	3.4%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	79.2%	53.7%	55.3%
Expected lives (years)	7.6	7.5	6.7

9. Commitments

The Company has entered into various operating and capital leases, with expirations through 2016, for network facilities, office space, equipment, and software used in its operations. Future minimum lease obligations under noncancelable operating leases and maturities of capital lease obligations as of December 31, 2005 are as follows:

	Operating	Capital
2006	$2,423	$400
2007	3,831
2008	3,932
2009	3,998
2010	3,674
Thereafter	15,442

	$33,300	400

Less amounts representing interest		(18)

Present value of minimum lease payments		382
Less current portion		382

Obligations under capital leases—net of current portion		$—

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense for the years ended December 31, 2003, 2004 and 2005 was $2,017, $2,218 and $2,766, respectively. Certain real estate leases have fixed escalation clauses, rent holidays, and leasehold improvement allowances. Such allowances were $409 and $887 in 2004 and 2005, respectively. Expense under such operating leases is recorded on a straight-line basis over the life of the lease.

The net book value of the software under capital leases at December 31, 2003, 2004 and 2005 was $1,197, $870 and $544, respectively. The Company applies its incremental borrowing rate in effect at the time a capital lease is initiated to determine the present value of the future minimum lease payments.

At December 31, 2005, the Company had outstanding letters of credit of $1,637. These letters of credit expire at various times through August 2007 and collateralize the Company’s obligations to third parties for leased space. The fair value of these letters of credit approximates contract values.

10. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (“Plan”) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of the following quarter of the Plan year following the date of hire provided they have reached the age of 18. The Plan provides for an employee deferral up to 25% of eligible compensation. The Plan does not provide for a matching contribution by the employer.

11. Selected Quarterly Financial Data (unaudited)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Revenue	$24,503	$26,949	$29,732	$32,127
Gross profit (exclusive of depreciation and amortization)	18,072	19,297	21,247	22,970
Write-off of public offering cost	—	—	—	1,103
Operating loss	(2,906)	(1,574)	(1,015)	(1,828)
Depreciation and amortization expense	6,306	5,225	5,360	5,756
Net loss	$(3,791)	$(2,551)	$(1,797)	$(3,317)
Net loss attributable to common stockholders	$(5,471)	$(4,282)	$(3,600)	$(5,186)
Net loss attributable to common stockholders per common share—basic and diluted	$(43.77)	$(33.02)	$(27.59)	$(39.50)

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$35,176	$38,182	$41,403	$44,336
Gross profit (exclusive of depreciation and amortization)	24,732	26,802	29,408	30,994
Operating profit (loss)	(1,117)	(289)	1,380	1,349
Depreciation and amortization expense	5,674	5,978	6,097	6,411
Gain from write-off of carrying value in excess of principal	—	—	—	4,060
Net income (loss)	$(1,576)	$(932)	$928	$5,316
Net income (loss) attributable to common stockholders	$(3,961)	$(3,417)	$(1,660)	$4,224
Net loss attributable to common stockholders per common share—basic	$(28.63)	$(21.96)	$(10.06)	$0.26
Net loss attributable to common stockholders per common share—diluted	$(28.63)	$(21.96)	$(10.06)	$0.20

12. Segment Information

The Company is organized and managed on a geographical segment basis, as follows: Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles. The balance of operations are centralized in the Corporate group and serve all customers and markets. The Corporate group primarily consists of executive, administrative and support functions and unallocated operations, including network operations, customer care, and customer provisioning. The Corporate costs are not allocated to the individual operating segments.

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

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the Company’s reportable segments:

	Year Ended December 31,
	2003	2004	2005
Revenue:
Atlanta	$27,033	$42,236	$53,719
Dallas	19,813	33,129	42,277
Denver	18,667	35,051	47,916
Houston	—	2,895	13,051
Chicago	—	—	2,134

Total revenue	$65,513	$113,311	$159,097

Adjusted EBITDA:
Atlanta	$11,851	$24,986	$30,174
Dallas	4,235	12,353	18,561
Denver	5,230	17,750	24,954
Houston	(187)	(3,954)	1,377
Chicago	—	(565)	(5,470)
Los Angeles	—	—	(382)
Corporate	(25,495)	(33,768)	(43,407)

Total Adjusted EBITDA	$(4,366)	$16,802	$25,807

Operating profit (loss):
Atlanta	$7,384	$18,922	$24,255
Dallas	678	7,281	13,374
Denver	2,568	13,404	19,773
Houston	(210)	(4,658)	(285)
Chicago	—	(568)	(6,090)
Los Angeles	—	—	(382)
Corporate	(36,078)	(41,704)	(49,322)

Total operating income (loss)	$(25,658)	$(7,323)	$1,323

Depreciation and amortization expense:
Atlanta	$4,465	$6,064	$5,919
Dallas	3,557	5,072	5,187
Denver	2,663	4,346	5,181
Houston	24	703	1,662
Chicago	—	3	620
Corporate	10,562	6,459	5,591

Total depreciation and amortization	$21,271	$22,647	$24,160

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2003	2004	2005
Capital expenditures:
Atlanta	$7,944	$2,742	$4,946
Dallas	6,181	2,870	3,976
Denver	6,379	3,903	3,838
Houston	948	4,041	4,039
Chicago	—	2,325	3,256
Los Angeles	—	—	2,131
Corporate	4,753	7,860	7,580

Total capital expenditures	$26,205	$23,741	$29,766

Total assets:
Atlanta	$16,227	$12,552	$12,954
Dallas	14,528	11,920	11,514
Denver	12,382	11,731	11,463
Houston	930	5,355	9,113
Chicago	—	2,322	5,695
Los Angeles	—	—	2,131
Corporate	42,981	55,323	61,962

Total assets	$87,048	$99,203	$114,832

	Year Ended December 31,
	2003	2004	2005
Reconciliation of Adjusted EBITDA to Net income (loss):
Total Adjusted EBITDA for reportable segments	$(4,366)	$16,802	$25,807
Depreciation and amortization	(21,271)	(22,647)	(24,160)
Non-cash stock option compensation	(21)	(375)	(324)
Write-off of public offering cost	—	(1,103)	—
Interest income	715	637	1,325
Interest expense	(2,333)	(2,788)	(2,424)
Gain from write-off of carrying value of debt in excess of principal	—	—	4,060
Loss on disposal of property and equipment	(1,986)	(1,746)	(539)
Other income (expense), net	(220)	(236)	(9)

Net income (loss)	$(29,482)	$(11,456)	$3,736

13. Initial Public Offering Costs

In 2004, the Company began work in connection with an initial public offering of common stock. In connection with the proposed offering, the Company incurred legal and accounting fees of approximately $1.1 million. Although such transaction costs are typically deferred and deducted from the proceeds of this offering as a charge against additional paid-in capital, due to the length of time that has transpired since these costs were incurred and other considerations, management determined it was appropriate to expense such costs. Beginning in early 2005, the Company began incurring additional costs associated with its initial public offering which occurred in November 2005. The costs associated with the November 2005 public offering, excluding the underwriting discount, totaled $3,641 and were offset against the proceeds of the offering.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Contingencies

Triennial Review Remand Order

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

The rates charged by ILECs for the Company’s high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006. In addition, by March 10, 2006, the Company was required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, unless another rate had been negotiated. Subject to any contractual protections under the Company’s existing interconnection agreements with ILECs, beginning March 11, 2005, the Company was also potentially subject to the ILECs’ higher “special access” pricing for any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

The Company estimated the probable liability for implementation of certain provisions of the TRRO and has accrued approximately $1,892 through December 31, 2005 for these liabilities, which were charged to cost of service in the year ended December 31, 2005. The estimate includes $1,553 for the total cost impact related to wire centers and transport routes deemed sufficiently competitive. For costs associated with the caps imposed on the number of circuits that the Company may have on a single route or into a single building, approximately $339 is reflected in the results of operations through December 31, 2005. This estimate is for all markets except for a portion of Denver’s circuits and is based on special access rates available under volume and/or term pricing plans, which represent the low end of the range for special access pricing. Special access pricing is also available under month to month pricing plans, which are at substantially higher rates and represent the high end of the range for special access pricing. The Company believes volume and/or term pricing plans are the most probable pricing regime it will be subject to based largely on its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist. However, the December 31, 2005 accrual would increase by approximately $1,379 if it were based on the higher month to month rates. Due to inconsistencies and ambiguities in the FCC order as to the application of the loop and transport caps, the total cost impact for Denver is not reasonably estimable until interpretations of the rule are completed or contract negotiations with the ILEC are finalized. Although the Company does not believe it is likely that it will incur additional expenses above what it has accrued through December 31, 2005, additional costs of approximately $1,613 are possible relating to the caps for the Denver market through December 31, 2005.

Georgia Regulatory Ruling

In February 2006, the Georgia Public Service Commission (the “PSC”) adopted a recommendation by the staff of the PSC to implement increased rates for the lease of unbundled network elements provided by BellSouth. This recommendation relates to a complaint filed by BellSouth in 2003 with the PSC. The increase rates implemented by the PSC are applicable going forward and on a retroactive basis back to September 2003.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimated and accrued approximately $1,471 through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in the fourth quarter of 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively.

General Regulatory Contingencies

The Company operates in a highly regulated industry and is subject to regulation by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts, such as the Georgia PSC ruling discussed above. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to the Company’s results of operations. The Company regularly evaluates the potential impact of matters undergoing challenges to determine whether sufficient information exists to require either disclosure and/or accrual in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies”. However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2006 annual meeting of shareholders filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees”, “Executive Compensation”, “Compensation Committee Report on Executive Compensation”, and “Compensation Committee Interlocks and Participation” issued in connection with the 2006 annual meeting of shareholder filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item 12 will be contained in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners” issued in connection with the 2006 annual meeting of shareholder filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2006 annual meeting of stockholder filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2006 annual meeting of stockholder filed with the SEC within 120 days after December 31, 2005 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A) 1.	Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2. Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2003, 2004, and 2005

(Dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expense	Less Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
2003	$789	$1,369	$(1,373)	$785
2004	785	2,393	(2,145)	1,033
2005	1,033	3,468	(2,690)	1,811

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.

All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

See the response to Item 15(b) below.

(a) Exhibits. The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

3.2	Second Amended and Restated Bylaws of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

4.1	Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.1	Second Amended and Restated Shareholders Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other parties thereto. Amended and Restated Certificate of Incorporation of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.2	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.3	Second Amended and Restated Credit Agreement, dated as of November 1, 2002, by and among Cbeyond Communications, LLC, Cbeyond Communications, Inc. and Cisco Systems Capital Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.4	Stock Purchase Agreement, dated as of November 1, 2002, by and between Cbeyond Communications, Inc. and Cisco Systems Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.5	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Cbeyond Communications, LLC, Cbeyond Communications, Inc. Cbeyond Leasing, LP and Cisco Systems Capital Corporation. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.6	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 2004, by and among Cbeyond Communications, LLC, Cbeyond Communications, Inc. Cbeyond Leasing, LP and Cisco Systems Capital Corporation. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.7	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 18, 2005, by and among Cbeyond Communications, LLC, Cbeyond Communications, Inc. Cbeyond Leasing, LP and Cisco Systems Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.8	Stock Subscription Warrant of Cisco Systems Capital Corporation, dated as of March 31 2004, to Purchase Shares of Common Stock of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.9	Stock Subscription Warrant of Cisco Systems Capital Corporation, dated as of November 1, 2002, to Purchase Shares of Common Stock of Cbeyond Communications, Inc (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.10	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.11	2002 Equity Incentive Plan of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.12	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.13	Executive Purchase Agreement, dated as of March 28, 2000, by and among Egility Communications, LLC, Egility Communications, Inc., Egility Investors, LLC and James F. Geiger (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.14	Executive Purchase Agreement, dated as of March 28, 2000, by and among Egility Communications, LLC, Egility Communications, Inc., Egility Investors, LLC and J Robert Fugate (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.15	Executive Purchase Agreement, dated as of March 28, 2000, by and among Egility Communications, LLC, Egility Communications, Inc., Egility Investors, LLC and Robert R. Morrice (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.16	Executive Purchase Agreement, dated as of January 31, 2002, by and among Cbeyond Communications, Inc., Cbeyond Investors, LLC and Richard J. Batelaan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.17	Amendment No. 1 to Executive Purchase Agreement, dated as of May 28, 2003, by and among Cbeyond Communications, Inc. and Richard J. Batelaan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.18	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.19	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc (incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.20	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.21	Form of Amended and Restated At-Will Employment Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.22	Form of Subscription Agreement (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.23	Credit Agreement, dated February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America, and the other parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 14, 2006).

10.24	Letter of Commitment received by Bank of America, whereby Bank of America will provide us a secured revolving line of credit for up to $25.0 million (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report for the quarterly period ended September 30, 2005).

14.1	Code of Ethics of Cbeyond Communications, Inc. (filed herewith)

21.1	Subsidiaries of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).

24.1	Power of Attorney dated May 16, 2005 (incorporated by reference to Exhibit 24.1 to the Company’s Registration Statement filed on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

24.2	Power of Attorney dated June 30, 2005 (incorporated by reference to Exhibit 24.2 to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).