Form 10-K/A
period 2005-12-31
CBEYOND COMMUNICATIONS INC
filed 2006-05-01
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Parts and Items Amended

We hereby amend Part III of our annual report on Form 10-K for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 31, 2006 (the “Original Filing”), to include information previously contemplated to be incorporated by reference. In addition, the reference on the cover page of the Original Filing to the incorporation by reference of the information called for by Part III of the Form 10-K to the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders is hereby amended to delete that reference. No other information in the Original Filing is amended hereby.

Except for the amended information referred to above, this Form 10-K/A continues to describe conditions as of the date of the Original Filing and the Company has not modified or updated other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including, except as otherwise provided herein, the exhibits to the Original Filing), affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are being filed or furnished as exhibits to this Amendment No. 1 on Form 10-K/A.

CBEYOND COMMUNICATIONS, INC.

For the Fiscal Year Ended December 31, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant

Our board of directors currently comprises eight members divided into three classes. Each year at the annual meeting, the stockholders elect the members of each class to a three-year term of office. The term of office of the Class I directors expires at this year’s annual meeting, the term of office of the Class II directors expires at the 2007 annual meeting, and the term of office of the Class III directors expires at the 2008 annual meeting, or in any event at such time as their respective successors are duly elected and qualified or their earlier resignation, death, or removal from office.

Our Class I directors are to be elected at this year’s annual meeting. On April 25, 2006, Mr. Anthony M. Abate informed us that he will not stand for re-election as a director upon the expiration of his term this year. As such, our Class I will contain two director vacancies until such time as our board of directors identifies and appoints additional directors to fill the vacancies. Mr. David A. Rogan, our newly nominated director, shall hereafter be included in Class III. The following table lists our directors and the classes in which they serve:

Class I (Term Expiring 2006)	Class II (Term Expiring 2007)	Class III (Term Expiring 2008)
Anthony M. Abate James N. Perry, Jr.	John Chapple D. Scott Luttrell Robert Rothman	James F. Geiger Douglas C. Grissom David A. Rogan

Set forth below are the names and other information pertaining to the Board’s directors (or nominated directors):

James F. Geiger, age 47, has been our Chairman, President and Chief Executive Officer since he founded Cbeyond in 1999. Prior to founding Cbeyond, Mr. Geiger was Senior Vice President and Chief Marketing Officer of Intermedia Communications. Mr. Geiger was also in charge of Digex, Intermedia’s complex web-hosting organization, since acquisition and until just prior to its carve-out IPO. Before he joined Intermedia, Mr. Geiger was a founding principal and CEO of FiberNet, a metropolitan area network provider, which was sold to Intermedia in 1996. In the 1980’s Mr. Geiger held various sales and marketing management positions at Frontier Communications, Inc. He began his career at Price Waterhouse (now PricewaterhouseCoopers LLP) and received a bachelor’s degree in public accounting and pre-law from Clarkson University. In addition, Mr. Geiger currently serves as Vice Chairman of the board of directors of Comptel/ALTS, the leading trade association representing competitive facilities-based telecommunications services providers, and formerly served as Chairman of ALTS, prior to its merger with Comptel. Mr. Geiger also serves on the board of directors of the Marist School, an independent Catholic School of the Marist Fathers and Brothers, and the Hands On Network, a national volunteer organization that promotes civic engagement in communities.

Anthony M. Abate, age 41, became a director in 2000 as a designee of Battery Ventures. Mr. Abate has recently served as a General Partner of Ironside Ventures and has over 19 years of experience in media, communication services and technology fields. Prior to joining Cbeyond, he was a General Partner at Battery Ventures where he led several investments, including Battery’s investment in Cbeyond. Prior to Battery, Mr. Abate was a Vice President at Whitney & Co. Mr. Abate also spent five years at McKinsey & Company, focusing on leading telecom, cellular, cable and Internet companies. Prior to business school, Mr. Abate was an officer in the United States Air Force, where he led technical development initiatives in data communications and advanced computational platform. Mr. Abate received a BSE in Electrical Engineering from Duke University (summa cum laude) and an MBA from Harvard Business School with honors.

John Chapple, age 53, became a director in March 2004. Mr. Chapple has served as President, Chief Executive Officer and Chairman of the board of directors of Nextel Partners and its subsidiaries since August 1998. Mr. Chapple has over 24 years of experience in the wireless communications and cable television industries. From 1978 to 1983, he served on the senior management team of Rogers Cablesystems before moving to American Cablesystems as senior vice president of operations from 1983 to 1988. From 1988 to 1995, he served as executive vice president of operations for McCaw Cellular Communications and subsequently AT&T Wireless Services following the merger of those companies. From 1995 to 1997, Mr. Chapple was the president and chief operating officer for Orca Bay Sports and Entertainment in Vancouver, B.C. Orca Bay owned and operated Vancouver’s National Basketball Association and National Hockey League sports franchises in addition to the General Motors Place sports arena and retail interests. Mr. Chapple is the past chairman of Cellular One Group and the Personal Communications Industry Association, past vice-chairman of the Cellular Telecommunications & Internet Association and has been on the Board of Governors of the NHL and NBA. Mr. Chapple is currently on the Syracuse University Maxwell School Board of Advisors and the Fred Hutchinson Cancer Research Business Alliance board of governors. Mr. Chapple received a bachelor’s degree from Syracuse University and a graduate degree from Harvard University’s advanced Management Program.

Douglas C. Grissom, age 39, became a director in 2000 as a designee of Madison Dearborn Partners. Prior to joining Madison Dearborn Partners, Mr. Grissom was with Bain Capital, Inc., McKinsey & Company, Inc. and Goldman, Sachs & Co. Mr. Grissom concentrates on investments in the communications industry and currently serves on the boards of directors of Intelsat, Ltd. and Great Lakes Dredge & Dock Corporation. Mr. Grissom received a bachelor’s degree from Amherst College and an MBA from Harvard Business School.

D. Scott Luttrell, age 51, became a director in 2000 and is the designee of Battery Ventures, Madison Dearborn Partners and Vantage Point Venture Partners. Mr. Luttrell is the founder of LCM Group, Inc., an investment company based in Tampa, Florida and specializing in funds management and financial consulting services, alternative asset, private equity and real estate investing. Since 1988, Mr. Luttrell has served as CEO of LCM Group, Inc. Mr. Luttrell served from 1991 through 2000 as principal and senior officer of Caxton Associates, LLC, a New York based diversified investment firm. Mr. Luttrell’s responsibilities with Caxton included Senior Trading Manager, Director of Global Fixed Income and a senior member of the firm’s portfolio risk management committee. Mr. Luttrell has diverse investment experience in private equity, foreign exchange, fixed income and the alternative investment asset class. Prior to joining Caxton, Mr. Luttrell was a member at the Chicago Board of Trade, where he was involved in various trading and investment activities as an officer and partner of Chicago based TransMarket Group and related entities. Mr. Luttrell received a bachelor’s degree in Business Administration/Finance from Southern Methodist University in Dallas, Texas.

James N. Perry, Jr., age 45, became a director in 2000 as a designee of Madison Dearborn Partners. Mr. Perry serves as a managing director at Madison Dearborn Partners, which he co-founded. Previously, Mr. Perry was with First Chicago Venture Capital. Mr. Perry concentrates on investments in the communications industry and currently serves on the boards of directors of Band-X, Cinemark, Inc., Intelsat, Ltd., Madison River Telephone Company and Nextel Partners. Mr. Perry received his bachelor’s degree from the University of Pennsylvania and his MBA from the University of Chicago.

David A. Rogan, age 48, is Vice President of Cisco Systems, Inc. He is responsible for managing Cisco’s growing captive finance company and wholly-owned subsidiary, Cisco Systems Capital, where he also serves as its President and General Manager. Mr. Rogan previously served as Vice President, Treasurer for Cisco Systems and was responsible for worldwide treasury needs which include: funding and project financing; portfolio management; day-to-day cash management; risk management; global bank relations; foreign exchange and interest rate risk management; and stock administration. Prior to joining Cisco, Mr. Rogan was the Assistant Treasurer at Apple Computer, Inc. for more than four years, where his major responsibilities were worldwide funding, investments, and financial market risk management. He also spent more than five years with General Motors in New York in various treasury-related positions, including Director of Foreign Exchange and International Cash Management most recently. Mr. Rogan has a B.S. degree from the University of Connecticut and an MBA from the University of Chicago.

Robert Rothman, age 53, became a director in 2004 as a designee of certain of our investors. Mr. Rothman is Chairman and Chief Executive Officer of Black Diamond Group, Inc. and Chairman of Florida Bank Group in Tampa, Florida. He was Chairman of the Board and Chief Executive Officer of Consolidated International

Group, Inc., which owned and operated insurance companies in Europe and North America, from 1987 to 1999. Prior to founding the Consolidated Group of companies in 1987, he was Executive Vice President and Chief Financial Officer of Beneficial Insurance Group. Mr. Rothman is a member of the Advisory Council for the University of Chicago Graduate School of Business; Vice-Chairman of the Board of H. Lee Moffitt Cancer Center & Research Institute Hospital, Inc.; and Chairman of the Board of Trustees of the Academy of the Holy Names. Mr. Rothman obtained a B.A. Degree in Economics from Queens College of the City University of New York and an MBA in Finance from the University of Chicago, Graduate School of Business.

THE BOARD OF DIRECTORS AND COMMITTEES

During 2005, the Board had a standing Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Messrs. Abate, Luttrell and Perry, all of whom are independent members of our Board. Mr. Luttrell serves as the chairman of this committee. Our Board has adopted a charter governing the activities of the Nominating and Corporate Governance Committee. The charter of the Nominating and Corporate Governance Committee may be located on the Company’s website at www.cbeyond.net. Pursuant to its charter, the Nominating and Corporate Governance Committee’s tasks include identifying individuals qualified to become Board members, recommending to the Board director nominees to fill vacancies in the membership of the Board as they occur and, prior to each annual meeting of stockholders, recommending director nominees for election at such meeting, making recommendations to the Board concerning the composition and organization of the Board, conducting succession planning regarding the Chief Executive Officer and other senior officer positions of the Company and overseeing the Board in its annual review of Board performance. The committee also develops and recommends to the Board corporate governance principles applicable to the Company. Board candidates are considered based upon various criteria, such as knowledge, perspective, professional and personal integrity, experience in corporate management, experience in the relevant industry, mature business judgment, relevant specific industry, social policy or regulatory affairs knowledge, and any other factors appropriate in the context of an assessment of the committee’s understood needs of the Board at that time.

The Nominating and Corporate Governance Committee has the sole authority to retain, compensate, and terminate any search firm or firms to be used in connection with the identification, assessment, and/or engagement of directors and director candidates. Currently, the Company has no search firm under retainer.

The Nominating and Corporate Governance Committee considers proposed nominees whose names are submitted to it by stockholders; however, it does not have a formal process for that consideration. The Company has not to date adopted a formal process because it believes that the informal consideration process has been adequate to date. The committee intends to review periodically whether a more formal policy should be adopted. If a stockholder wishes to suggest a proposed name for committee consideration, the name of that nominee and related personal information should be forwarded to the Nominating and Corporate Governance Committee, in care of the Secretary of the Company Mr. Fugate, not earlier than 90 calendar days but not later than 70 calendar days in advance of the first anniversary of the preceding year’s annual meeting, in order to assure time for meaningful consideration by the committee.

Stockholder Communication with Board Members

Although the Company has not to date developed formal processes by which stockholders may communicate directly to directors, it believes that the informal process, in which stockholder communications that are received by the Secretary for the Board’s attention, or summaries thereof, will be forwarded to the Board has served the Board’s and the stockholders’ needs. In view of SEC disclosure requirements relating to this issue, the Nominating and Corporate Governance Committee may consider development of more specific procedures.

Until any other procedures are developed and posted on the Company’s corporate website, any communications to the Board should be sent to it in care of Mr. Fugate, the Secretary of the Company.

Code of Ethics

The Company has adopted a code of ethics, which may be found on the Company’s website at www.cbeyond.net. The Company shall provide to any person without charge, upon request, a copy of such code of ethics, if a request is sent to the Company in care of Mr. Fugate, the Secretary.

Director Independence

The listing standards of the Nasdaq Stock Market (“Nasdaq”) require that a majority of the Board be independent. No director qualifies as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. In assessing the independence of its members, the Board examined the commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships of each member. The Board’s inquiry extended to both direct and indirect relationships with the Company. Based upon both detailed written submissions by its members and discussions regarding the facts and circumstances pertaining to each member, considered in the context of applicable rules and regulations of the SEC and the Nasdaq listing standards, the Board has determined that all of the directors are independent, other than Mr. Geiger.

Audit Committee

The Audit Committee, established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), consists of Messrs. Grissom, Luttrell and Rothman, each of whom is independent as the term “independence” is defined in the applicable listing standards of Nasdaq and Rule 10A-3 under the Exchange Act. Mr. Grissom serves as the chair of this committee. The Board has determined that Mr. Rothman qualifies as an audit committee financial expert, as that term is defined in the Exchange Act and any similar requirements of Nasdaq. The responsibilities of this committee include:

•	meeting with our management periodically to consider the adequacy of our internal controls and the objectivity of our financial reporting;

•	appointing the independent auditors, determining the compensation of the independent auditors and pre-approving the engagement of the independent auditors for audit or non-audit services;

•	having oversight of our independent auditors, including reviewing the independence and quality control procedures and the experience and qualifications of our independent auditors’ senior personnel that are providing us audit services;

•	meeting with the independent auditors and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•	reviewing our financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of our auditors and our reporting policies and practices, and reporting recommendations to our full Board of Directors for approval;

•	establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	preparing the reports required by the rules of the SEC to be included in our annual proxy statement.

Compensation Committee

The Compensation Committee consists of Messrs. Abate, Chapple and Grissom, each of whom is independent in accordance with the applicable rules and regulations of the SEC and Nasdaq. This committee is responsible for determining compensation for our executive officers and other employees, and administering the compensation programs.

EXECUTIVE OFFICERS

Set forth below is certain information concerning the executive officers of the Company. Biographical information on Mr. Geiger is included above under this Item 10. All executive officers hold office until a successor is chosen and qualified.

J. Robert Fugate, age 45, has been our Executive Vice President and Chief Financial Officer since 2000. Mr. Fugate leads our financial and accounting operations, business development and investor relations, and is a founder of Cbeyond. From 1988 until the founding of Cbeyond, Mr. Fugate served as chief financial officer for several telecommunications and technology companies, including Splitrock Services, Inc., a nationwide Internet and data network services provider, and Mobile Telecommunication Technologies Corp. (later SkyTel Communications Corp.), or Mtel, an international provider of wireless data services. Prior to joining to joining the Company, Mr. Fugate oversaw numerous public securities offerings, as well as other financial transactions, and was previously an investment banker at Prudential-Bache Securities. He began his career at Mobile Communications Corporation of America. Mr. Fugate received an MBA from Harvard Business School and a bachelor’s degree from the University of Mississippi.

Robert R. Morrice, age 57, has been our Executive Vice President, Sales and Service since 1999. Mr. Morrice oversees the launch, sales and delivery of our products and services. Prior to co-founding the Company, Mr. Morrice was vice president of retail sales and an officer of Intermedia Communications. Prior to Intermedia, Mr. Morrice served at Sprint Communications in a variety of positions, including Southeast regional director for National Accounts, and led sales efforts for Precision Systems, Inc., a Florida-based telecommunications software company. Mr. Morrice has a bachelor’s degree in social sciences from Campbell University and a master’s degree in education psychology from Wayne State University.

Richard J. Batelaan, age 40, has been our Chief Operations Officer since 2001. Mr. Batelaan manages our operations units including customer care, field operations, systems operations, network operations, network planning, provisioning, service activation and ILEC relations. Before joining the Company in 2001, Mr. Batelaan was co-founder and chief operations officer of BroadRiver Communications, a provider of VoIP, Internet access and virtual private network services, from 1999 to 2001. In 2001, BroadRiver Communications filed for bankruptcy and ceased operations. Previously, Mr. Batelaan spent 12 years with BellSouth, a regional ILEC based in Atlanta. Mr. Batelaan moved to the Internet services arm of the company, BellSouth.net, where he served in numerous roles including director of network operations, director of engineering, vice president of operations and chief operations officer. Mr. Batelaan has a bachelor’s degree in electrical engineering from the Georgia Institute of Technology and a master’s degree in information networking from Carnegie-Mellon University.

Christopher C. Gatch, age 34, joined us in 1999 and is our Chief Technology Officer. Prior to co-founding the Company, Mr. Gatch was vice president of business development, later becoming vice president of product development and then vice president of engineering. Before joining us, Mr. Gatch worked at Intermedia Communications, where his last role was senior director of strategic marketing, focusing on research and development of VoIP alternatives for the company. He also serves on the board of the Cisco BTS 10200 Users Group and the Service Provider Board of the International Packet Communications Consortium, which provides leadership on projects that are of importance to carriers and service providers. Mr. Gatch has a bachelor’s degree in computer engineering from Clemson University and a master’s degree in the management of technology from the Georgia Institute of Technology.

Henry C. Lyon, age 41, joined us in 2004 and serves as our Chief Accounting Officer. Prior to joining the Company, Mr. Lyon was vice president and corporate controller and chief accounting officer for World Access, Inc., a provider of international long distance service focused on markets in Europe, from 2000 to 2004. In April 2001, World Access, Inc. filed for bankruptcy and commenced liquidation proceedings. Mr. Lyon also held positions as vice president and corporate controller for Nova Corporation, as principal for Broadstreet

Development Company, LLC and as audit manager for Ernst & Young LLP. Mr. Lyon graduated from the University of Georgia in 1986 with a bachelor degree in Business Administration in Accounting.

Joseph A. Oesterling, age 38, joined us in 2000 and is responsible for the development and support of all of our operational support systems (OSS). He also oversees billing operations and business intelligence solutions. Before joining the Company, Mr. Oesterling held leadership roles in information technology with Capital One, Security Capital Group, Booz-Allen & Hamilton, Sony and IBM. Mr. Oesterling is a member of the User Steering Committee for Daleen and a member of the Customer Advisory Board for NeuStar. Mr. Oesterling holds an MBA from the University of Texas at Austin and a bachelor of science degree in computer science from Purdue University.

Brooks A. Robinson, age 34, joined us in 2000 and serves as our Chief Marketing Officer. He leads our marketing organization, including business strategy, product marketing, sales operations and communications. Prior to co-founding the Company, Mr. Robinson worked for Cambridge Strategic Management Group (CSMG), a strategy consulting firm in Boston, where he managed consulting engagements that focused on strategy development and business case due diligence for the telecom and high tech sectors. Previously, Mr. Robinson managed consulting engagements for Deloitte Consulting in Toronto and held various engineering positions at Nortel Networks in Ottawa. Mr. Robinson holds a bachelor of applied science degree in electrical engineering and management science from the University of Waterloo (Canada) and the University of Queensland (Australia).

Brian E. Craver, age 37, joined us in 1999 and serves as our Vice President of Sales, where he is responsible for our direct and indirect sales channels, sales operations and sales analysis. Prior to co-founding the Company, Mr. Craver was senior director of ISP sales for Intermedia Communications. Previously, Mr. Craver was a business services manager for Sprint Corporation and held sales positions with Telus Communications. Mr. Craver studied engineering and business finance at Florida State University.

Kurt J. Abkemeier, age 36, joined us in June 2005 and serves as our Vice President of Finance and our Treasurer. Prior to joining the Company, Mr. Abkemeier was director of finance and strategic planning at AirGate PCS, Inc., a regional wireless telecommunications service provider. Mr. Abkemeier also held various senior management positions within telecommunications-related companies and was a senior sell-side research analyst at JP Morgan & Co. analyzing telecommunications companies. Mr. Abkemeier graduated with a bachelor of science degree in applied economics from Cornell University.

Julia O. Strow, age 47, joined us in 2000 and is our Vice President of Regulatory and Legislative Affairs. She is responsible for building our Government and Industry Relations organization with primary responsibility for our advocacy with government agencies (e.g., federal and state regulatory commissions, Congress and state legislatures) and for our compliance with federal and state regulations. Prior to joining the Company, Ms. Strow was affiliated with Intermedia Communications in a regulatory position. Ms. Strow also held positions in BellSouth’s regulatory department as well as product management positions in BellSouth’s Carrier Marketing organization. Ms. Strow has been extremely active in various FCC proceedings working on behalf of Cbeyond and represents us with national industry associations representing our interests in Washington, D.C. Ms. Strow graduated from the University of Texas in 1981 with a bachelor of science in communications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s stock to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on its records and other information, the Company believes that all Section 16(a) filing requirements applicable to its directors and executive officers for 2004 were timely met.

Item 11.	Executive Compensation

The following table sets forth the cash and non-cash compensation paid or incurred on our behalf to our Chief Executive Officer and each of the four other most highly compensated executive officers, or the named executive officers, whose annual compensation equaled or exceeded $100,000 as of December 31, 2005.

Summary Compensation Table

				Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Restricted Stock Awards ($)	Securities Underlying Options (#)
James F. Geiger	2005	300,000	149,505		282,422
Chairman, President and Chief Executive Officer	2004	256,000	125,453		0

J. Robert Fugate	2005	220,000	99,000		54,123
Chief Financial Officer, Executive Vice President	2004	200,000	76,230		0

Robert R. Morrice	2005	220,000	76,746		38,659
Executive Vice President, Sales and Service	2004	200,000	76,230		0

Christopher C. Gatch	2005	180,000	53,822		24,484
Chief Technology Officer	2004	166,155	49,847		0

Richard J. Batelaan	2005	180,000	53,822		23,195
Chief Operations Officer	2004	167,723	54,795		0

Henry C. Lyon	2005	180,000	53,822		5,154
Chief Accounting Officer	2004	166,155	27,859		33,504

Joseph A. Oesterling	2005	180,000	53,822		24,484
Chief Information Officer	2004	166,155	49,847		0

Brooks A. Robinson	2005	180,000	53,822		24,484
Chief Marketing Officer	2004	166,155	49,847		0

James T. Markle(1)	2005	—	—		2,577
Executive Vice President, Networks and Technology	2004	200,000	76,230		0

(1)	We deeply regret that Mr. Markle passed away in March 2005.

Option Grants in Fiscal 2005

The following table shows information regarding individual option grants to our named executive officers during the fiscal year ended December 31, 2005. Options were granted at an exercise price equal to the fair market value of the shares at the time of issuance. The term of each option granted is generally four years from the date of grant. Options may terminate before expiration dates if the option holder’s employment is terminated prior to the option vesting:

		Individual Grants
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2005 (1)	Exercise or Base Price ($/Sh) (2)	Expiration Date	Potential Realizable Value at Assumed Rates of Stock Price Appreciation for Option Term (3)
					5% ($)	10% ($)
James F. Geiger	282,422	29.08%	$11.834	2/15/15	$2,101,880	$5,326,577
J. Robert Fugate	54,123	5.57%	$11.834	2/15/15	$402,802	$1,020,779
Robert R. Morrice	38,659	3.98%	$11.834	2/15/15	$287,713	$729,122
Christopher C. Gatch	24,484	2.52%	$11.834	2/15/15	$182,218	$461,777
Richard J. Batelaan	23,195	2.39%	$11.834	2/15/15	$172,625	$437,466
Henry C. Lyon	5,154	0.53%	$11.834	2/15/15	$38,358	$97,206
Brooks A. Robinson	24,484	2.52%	$11.834	2/15/15	$182,218	$461,777
Joseph A. Oesterling	24,484	2.52%	$11.834	2/15/15	$182,218	$461,777
James T. Markle	2,577	0.27%	$11.834	2/15/15	$19,179	$48,603

(1)	The percentage of total options granted to employees is based on an aggregate of 971,235 shares subject to options granted to our employees in 2005.
(2)	The exercise price per share reflects the fair market value of the Common Stock at the time of issuance.
(3)	The options have ten-year terms, subject to earlier termination upon death, disability or termination of employment. The potential realizable value is calculated based on the term of the option at the time of grant. Stock price appreciation of 5% and 10% is assumed pursuant to rules promulgated by the SEC and does not represent our prediction of our stock price performance. The potential realizable values at 5% and 10% appreciation are calculated by assuming that the exercise price on the date of grant represents the fair value of a share of Common Stock on that date, that the value appreciates annually at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price.

Aggregated Option Exercises in Fiscal 2005 and Fiscal Year-End Option Values

The following table shows information regarding option exercises by our named executive officers during the fiscal year ended December 31, 2005, and the value and number of options to purchase our Common Stock unexercised and outstanding as of December 31, 2005. Also included is the value and number of exercisable and unexercisable options held as of December 31, 2005 by such named executive officers:

•	“Exercise” means an employee’s acquisition of shares of Common Stock, “exercisable” means options to purchase shares of Common Stock which have already vested and which are subject to exercise, and “unexercisable” means all other options to purchase shares of Common Stock which have not vested.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year-End(#)		Value of Unexercised In-The-Money Options at Fiscal Year-End($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
James F. Geiger	—	$—	864,479	365,067	$5,549,634	$530,581
J. Robert Fugate	—	—	193,070	74,049	1,239,227	127,925
Robert R. Morrice	—	—	166,045	51,823	1,065,726	84,513
Christopher C. Gatch	—	—	74,452	30,159	477,577	36,414
Richard J. Batelaan	—	—	50,527	29,731	323,138	41,942
Henry C. Lyon	—	—	8,377	30,281	0	0
Joseph A. Oesterling	—	—	50,008	30,429	318,894	38,148
Brooks A. Robinson	—	—	50,301	26,690	321,282	33,403
James T. Markle	—	—	108,008	0	693,212	0

Equity Plan Information

2005 Equity Incentive Award Plan

As of December 31, 2005, we were authorized to grant awards under our 2005 Equity Incentive Award Plan (the “2005 Plan”) with respect to 2,109,614 shares of our Common Stock. The 2005 Plan provides for the grant or issuance of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. The principal purposes of the 2005 Plan are to provide incentives for our officers, employees and consultants, as well as the officers, employees and consultants of any of our subsidiaries. We believe that grants of options, restricted stock and other awards will stimulate their personal and active interest in our development and financial success, and induce them to remain in our employ or continue to provide services to us. In addition to awards made to officers, employees or consultants, the 2005 Plan permits us to grant options to our directors.

The 2005 Plan is administered by the Compensation Committee, which has the authority to select the persons to whom awards are to be made, to determine the number of shares to be subject thereto and the terms and conditions thereof, and to make all other determinations and to take all other actions necessary or advisable for the administration of the 2005 Plan. Our Compensation Committee is also authorized to adopt, amend or rescind rules relating to administration of the 2005 Plan. Our Board may at any time abolish the Compensation Committee and revest in itself the authority to administer the 2005 Plan. The full Board administers the 2005 Plan with respect to awards to non-employee directors.

The following summary of the 2005 Plan is qualified in its entirety by reference to the text of the 2005 Plan, which is filed herewith as Exhibit 10.10.

Options and restricted stock awards are typically subject to vesting over four years, with 0% of the award vested on the grant date, and 25% of the award vesting on each subsequent anniversary of the grant date. Unless terminated sooner by our Board, the 2005 Plan will terminate on the tenth anniversary of the date it was adopted by our Board.

Restricted stock entitles recipients to our Common Stock, generally subject to a risk of forfeiture upon termination of employment or if other conditions and restrictions are not met. SARs may be granted in connection with stock options or other awards, or separately, and typically provide for payments to the holder based upon increases in the price of our Common Stock over the exercise price of the related option or other award, but alternatively may be based upon criteria such as book value. Stock payments may be granted in the form of Common Stock or an option or other right to purchase Common Stock as part of a deferred compensation arrangement in lieu of all or any part of compensation, including bonuses, that would otherwise be payable in cash to the key employee or consultant. Nonqualified stock options provide for the right to purchase shares of our Common Stock at a specified price which may not be less than fair market value on the date of grant, and usually will become exercisable in one or more installments after the grant date, subject to the participant’s continued employment or service with us and/or subject to the satisfaction of corporate performance targets and individual performance targets established by our Compensation Committee. Incentive stock options provide for the right to purchase shares of our Common Stock at a specified price which may not be less than fair market value on the date of grant, may only be granted to employees, must expire within a specified period of time following the optionee’s termination of employment, and must be exercised within the 10 years after the date of grant. Performance awards, which include phantom stock awards and bonus awards, entitle recipients to cash or to acquire our Common Stock upon the attainment of specific performance goals.

As of December 31, 2005, a total of 596 of our employees, former employees, officers, directors and consultants held options to purchase 3,642,656 shares of our Common Stock, and 2,109,614 shares of our Common Stock remain available for future issuance under the 2005 Plan. In addition, the 2005 Plan contains an evergreen provision that allows for an annual increase in the number of shares available for issuance on January 1 of each year during the ten-year term of the 2005 Plan, beginning on January 1, 2006. On December 30, 2005 the closing price of the Company’s Common Stock on Nasdaq was $10.30 per share.

Employment Agreements

We have executed employment agreements with each of our executive officers. Each of these employment agreements provides for:

•	in the event that the executive is terminated without cause or if the executive resigns with good reason, continued payment to the executive of his or her base salary for 12 months, accelerated vesting of 20% of each of the executive’s stock awards on the date of termination and, with respect to stock awards granted to the executive on or after the effective date of the employment agreement, a one-year period for the executive to exercise such stock awards following the date of termination (two years in the case of Mr. Geiger);

•	in the event of the executive’s death or if the executive is terminated without cause or resigns with good reason following certain change of control events, immediate vesting of all of the executive’s unvested stock awards;

•	in the event the executive’s employment is terminated as a result of his or her disability, accelerated vesting of the executive’s unvested stock awards so that 60% of each such stock award is vested as of the date of termination (if not already vested to that percentage); and

•	nondisclosure of our confidential information and, after the termination of the executive’s employment with us, non-solicitation of our employees and a one-year non-compete.

Director Compensation

In 2005, we paid annual retainers of $10,000 to each of Messrs. Abate, Chapple, Luttrell, and Rothman for board membership and $5,000 for membership on each committee. In addition, these directors each received $1,000 for each board meeting attended in person and $500 for each board meeting attended telephonically. We have not historically provided additional compensation for committee meeting attendance. We reimburse non-management directors for reasonable expenses they incur to attend board and committee meetings.

In 2004, Messrs. Luttrell and Chapple each received a grant of 25,773 options, and Mr. Abate received a grant of 8,505 options and a grant of 17,268 options. Each option grant has an exercise price equal to the fair market value of our common stock on the date of the grant, and one-third of the options cliff vest on the one year anniversary of the grant. Messrs. Grissom, Perry, and Rothman have not received option grants for their service as directors. Future equity awards to directors will be within the discretion of our board of directors.

Our Compensation Committee establishes and periodically reviews our policies for director compensation. We do not maintain a medical, dental, or retirement benefits plan for our directors.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

The following report is provided by the Compensation Committee. The Compensation Committee reviews and makes recommendations to the Board of Directors on remuneration of certain executive officers of the Company, including the executive officers named in the Summary Compensation Table set forth herein (such named executives, the “Named Executive Officers”). The Compensation Committee met five times in fiscal year 2005.

Executive Compensation Philosophy. The Board of Directors believes that compensation paid to executive officers should be aligned with the Company’s efforts to reach its short and long term goals and should facilitate the Company in attracting and retaining qualified and motivated executives. Based on this philosophy, it is the view of the Board that compensation for executive officers should consist of a combination of salary, cash bonuses, equity awards and other employment benefits. In late 2005, the Compensation Committee retained the services of a compensation consultant to assist it in structuring these components for 2006 executive compensation levels. In addition, the Company has employment agreements with each of its named executive officers, as discussed above.

Salary and Cash Compensation. The Compensation Committee reviews base salaries for executive officers on an annual basis and increases are based upon comparison with Company peer group pay levels, individual performance and level of responsibility. The Compensation Committee set 2005 executive salaries at levels consistent with these criteria. Based on the Compensation Committee’s evaluation of the factors above, the Compensation Committee approved the 2005 annual base salary of $300,000 for Mr. Geiger, the Company’s Chairman, President and Chief Executive Officer, and the 2005 base salary of $220,000 for Mr. Fugate, the Company’s Chief Financial Officer.

Bonus. During 2005, the Company’s executives are eligible to receive cash bonuses pursuant to the terms of their employment agreements or as otherwise determined pursuant to the Company’s bonus plan. The Compensation Committee views cash bonuses as a means of tying a portion of each participant’s compensation to the Company’s operating and financial performance. The Company’s 2005 bonus plan based bonus payments for all employees, including executives, on attainment of revenue, adjusted EBITDA goals and free cash flow objectives.

Stock Options. The Board of Directors believes that equity-based compensation causes Company executives to have an ongoing stake in the long-term success of the Company. The 2005 Equity Incentive Award Plan (the “2005 Plan”), was designed to optimize the Company’s profitability and growth over the longer term. In 2005, the Compensation Committee considered the value of options awarded to comparable positions in peer group companies, individual and Company performance, the number of total and vested options currently held by the officers, the allocation of overall share usage attributed to executive officers and the historic relative proportion of long-term incentives within the total compensation mix. Following this analysis, the Compensation Committee in 2005 recommended that stock options be granted to each of the executive officers.

Long-Term Incentive Compensation

As of December 31, 2005, we were authorized to grant awards under our 2005 Plan with respect to 2,109,614 shares of our Common Stock. The 2005 Plan provides for the grant or issuance of stock options, stock appreciation rights (SARs), restricted stock, restricted stock units, dividend equivalents, performance awards, stock payments and other stock related benefits, or any combination thereof. The principal purposes of the 2005 Plan are to provide incentives for our officers, employees and consultants, as well as the officers, employees and consultants of any of our subsidiaries. We believe that grants of options, restricted stock and other awards will stimulate their personal and active interest in our development and financial success, and induce them to remain in our employ or continue to provide services to us. In addition to awards made to officers, employees or consultants, the 2005 Plan permits us to grant options to our directors.

Options and restricted stock awards are typically subject to vesting over four years, with 0% of the award vested on the grant date, and 25% of the award vesting on each subsequent anniversary of the grant date. Unless terminated sooner by our Board, the 2005 Plan will terminate on the tenth anniversary of the date it was adopted by our Board. The options have four-year terms and are granted at or above fair market value as determined by the Board of Directors.

On an annual basis, the Compensation Committee reviews and approves the amount of each executive’s stock option grant. In making its determinations, the Committee considers factors such as market data, the results achieved by the executive for the prior year, the executive’s base salary, and the Committee’s appraisal of the future potential of long-term contributions of the executive. An appraisal of the executive from the Company’s Chief Executive Officer is also taken into consideration.

Tax Deductibility of Compensation

Section 162(m) of the Code limits the Company’s federal income tax deduction for certain executive compensation in excess of $1,000,000 paid to the Chief Executive Officer and the four other most highly compensated executive officers. The $1,000,000 deduction limit does not apply, however, to “performance-based compensation” as that term is defined in Section 162(m)(4)(C) of the Code and the regulations promulgated thereunder. The Compensation Committee recognizes the possibility that if the amount of the base salary and other compensation of a named executive officer exceeds $1,000,000, it may not be fully deductible for federal income tax purposes. The Compensation Committee will make a determination at any such time whether to authorize the payment of such amounts without regard to deductibility or whether the terms of such payment should be modified as to preserve any deduction otherwise available.

Summary

Through the design and management of the Company’s executive compensation policies, as described above, the Compensation Committee believes total compensation of the Company’s executives is linked directly to Company financial performance and stockholder return. In the future, the Committee anticipates that it will continue to emphasize performance-based and stock-based compensation that is consistent with both individual executive performance and that links management and stockholder interests.

The Compensation Committee

Anthony M. Abate

John Chapple

Douglas C. Grissom

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2005:

•	The Compensation Committee was comprised of Messrs. Abate, Chapple and Grissom;

•	None of the members of the Compensation Committee was an officer (or former officer) or employee of the Company or any of its subsidiaries;

•	None of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with the Company or any of its subsidiaries in which the amount involved exceeded $60,000;

•	None of the Company’s executive officers served on the Compensation Committee (or another board committee with similar functions) of any entity where one of that entity’s executive officers served on the Company’s Compensation Committee;

•	None of the Company’s executive officers was a director of another entity where one of that entity’s executive officers served on the Company’s Compensation Committee; and

•	None of the Company’s executive officers served on the Compensation Committee (or another board committee with similar functions) of another entity where one of that entity’s executive officers served as a director on the Company’s Board of Directors.

PERFORMANCE GRAPH

The Company began trading shares of its Common Stock on Nasdaq on November 2, 2005. The chart below compares the relative changes in the cumulative total return of the Company’s Common Stock from November 2, 2005 through December 31, 2005, against the cumulative total return of (1) The Nasdaq Stock Market (US Companies) (the “Broad Index”) and (2) The Nasdaq Telecommunications Index (the “Industry Index”) for the same period. The chart below assumes $100 was invested on November 2, 2005 in our Common Stock, the Broad Index and the Industry Index, with dividends, if any, reinvested.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table provides summary information regarding beneficial ownership of our outstanding capital stock as of March 1, 2006, for:

•	each person or group who beneficially owns more than 5% of our capital stock on a fully diluted basis;

•	each of the executive officers named in the Summary Compensation Table;

•	each of our directors and nominees to become a director; and

•	all of our directors and executive officers as a group.

Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of Common Stock held by them. For purposes of this table, the number of shares of Common Stock outstanding as of March 1, 2006 is deemed to be 26,669,992. Shares of Common Stock subject to options currently exercisable or exercisable within the period 60 days after March 1, 2006, are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Cbeyond Communications, Inc., 320 Interstate North Parkway, Suite 300, Atlanta, Georgia 30339.

Name of Beneficial Owner	Beneficial Ownership
	Number	Percent
Executive Officers and Directors
James F. Geiger (1)	994,163	3.60%
J. Robert Fugate (2)	229,235	*
Robert R. Morrice (3)	183,114	*
Richard J. Batelaan (4)	68,658	*
Brian E. Craver (5)	99,015	*
Christopher C. Gatch (6)	96,534	*
Henry C. Lyon (7)	9,666	*
Brooks A. Robinson (8)	64,371	*
Joseph A. Oesterling (9)	61,924	*
Julia O. Strow (10)	49,466	*
Kurt J. Abkemeier (11)	—	*
Anthony M. Abate (12)	8,505	*
Douglas C. Grissom (13)	5,822,346	21.83%
D. Scott Luttrell (14)	618,579	2.32%
James N. Perry, Jr. (15)	5,822,346	21.83%
John Chapple (16)	8,591	*
Robert Rothman (17)	652,605	2.45%
David A. Rogan (18)	2,000	*
All directors and executive officers as a group (18 persons)	8,968,772	31.57%

Beneficial owners of 5% or more
Madison Dearborn Partners III, L.P. (19)	5,822,346	21.83%
VantagePoint Venture Partners (20)	3,551,392	13.32%
Battery Ventures (21)	3,381,707	12.68%
Cisco Systems Capital Corporation (22)	1,797,999	6.74%

*	Denotes less than 1% beneficial ownership
(1)	Includes options for 936,575 shares of Common Stock.

(2)	Includes options for 207,624 shares of Common Stock.
(3)	Includes options for 175,710 shares of Common Stock.
(4)	Includes options for 57,215 shares of Common Stock.
(5)	Includes options for 83,045 shares of Common Stock.
(6)	Includes options for 81,396 shares of Common Stock.
(7)	Includes options only.
(8)	Includes options for 57,005 shares of Common Stock.
(9)	Includes options for 57,068 shares of Common Stock.
(10)	Includes options for 47,771 shares of Common Stock.
(11)	No securities owned.
(12)	Includes options only.
(13)	Consists of shares owned by Madison Dearborn Capital Partners III, L.P. Mr. Grissom is a Director of Madison Dearborn Partners and as such shares voting and investment power with other directors. Mr. Grissom disclaims beneficial ownership of the shares owned by Madison Dearborn Capital Partners III, L.P.
(14)	Includes options for 8,591 shares. Mr. Luttrell is the Chief Executive Officer and founder of LCM Group, Inc. 118 Capital Fund, Inc. owns 549,986 shares; LCM Profit Sharing Plan owns 9,242 shares; and 2514 Multi-Strategy Fund LP owns 50,760 shares. 118 Capital Fund, Inc., LCM Profit Sharing Plan and 2514 Multi-Strategy Fund LP are part of an affiliated group of investment partnerships commonly controlled by LCM Group, Inc.
(15)	Consists of shares owned by Madison Dearborn Capital Partners III, L.P. Mr. Perry is a Managing Director of Madison Dearborn Partners and as such shares voting and investment power with other directors. Mr. Perry disclaims beneficial ownership of the shares owned by Madison Dearborn Capital Partners III, L.P.
(16)	Includes options only.
(17)	Includes 632,605 shares owned by Black Diamond Capital II, LLC. Mr. Rothman is Chairman and Chief Executive Officer of Black Diamond Capital II, LLC, and as such shares voting and investment power with respect to such shares.
(18)	Mr. Rogan serves as President of Cisco Systems Capital Corporation and Vice President of Cisco Systems, Inc. Mr. Rogan disclaims beneficial ownership of the shares owned by Cisco Systems Capital Corporation.
(19)	Includes 5,687,523 shares owned by Madison Dearborn Capital Partners III, L.P.; 126,287 shares owned by Madison Dearborn Special Equity III, LP; and 8,536 shares owned by Special Advisors Fund I, LLC. Madison Dearborn Capital Partners III, L.P., Madison Dearborn Special Equity III, LP and Special Advisors Fund I LLC are part of an affiliated group of investment partnerships and limited liability companies commonly controlled by Madison Dearborn Partners III, L.P. Messrs. John A. Canning, Jr., Paul J. Finnegan and Samuel M. Mencoff have joint control over the shares held by Madison Dearborn Partners, and as such, they share voting and investment power with respect to such shares. Messrs. Canning, Jr., Finnegan and Mencoff disclaim beneficial ownership with respect to such shares. The address of this stockholder is c/o Madison Dearborn Partners, Three First National Plaza, Suite 3800, Chicago, IL 60602.
(20)	Includes 1,036,691 shares owned by VantagePoint Venture Partners III(Q), LP; 126,701 shares owned by VantagePoint Venture Partners III, LP; 2,143,101 shares owned by VantagePoint Venture Partners IV(Q), LP; 215,693 shares owned by VantagePoint Ventures Partners IV, LP; and 29,206 shares owned by VantagePoint Venture Partners IV Principals Fund, LP. VantagePoint Venture Partners III(Q), LP, VantagePoint Venture Partners III, LP, VantagePoint Venture Partners IV(Q), LP, VantagePoint Ventures Partners IV, LP and Venture Partners IV Principals Fund, LP are part of an affiliated group of investment partnerships commonly controlled by VantagePoint Venture Partners. Messrs. Alan Salzman and James Marver are managing members of the general partners of the limited partnerships that hold such shares, and as such, they share voting and investment power with respect to such shares. Messrs. Salzman and Marver disclaim beneficial ownership with respect to such shares. The address of this stockholder is c/o VantagePoint Venture Partners, 444 Madison Avenue, 39th Floor, New York, NY 10022.

(21)	Includes 3,115,126 shares owned by Battery Ventures V, LP; 198,943 shares owned by Battery Ventures Convergence Fund, LP; and 67,638 shares owned by Battery Investment Partners V, LLC. Battery Ventures V, LP, Battery Ventures Convergence Fund, LP and Battery Investment Partners V, LLC are part of an affiliated group of investment partnerships and limited liability companies commonly controlled by Battery Ventures. The address of this stockholder is c/o Battery Ventures, 20 William Street, Suite 200, Wellesley, MA 02481.
(22)	Cisco Systems Capital Corporation is a wholly-owned subsidiary of Cisco Systems, Inc. The address of this stockholder is 6005 Plumas Street, Suite 101, Reno, NV 89509.

Securities Authorized for Issuance Under Equity Compensation Plans

We issue our employees options to purchase common stock under our 2005 Equity Incentive Award Plan (the “2005 Plan”), which has been approved by our stockholders. The following table provides information as of December 31, 2005 regarding outstanding options and shares reserved for future issuance under the 2005 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders		$
2005 Equity Incentive Award Plan	361,241	$11.9203	2,109,614
2002 Equity Incentive Award Plan(1)	3,277,036	$6.0048	—
2000 Equity Incentive Award Plan(1)	4,379	$13.4345	—
Equity compensation plans not approved by security holders	—	—	—
Total	3,642,656	$6.6004	2,109,614

(1)	Shares remaining for issuance under the 2002 Equity Incentive Award Plan and the 2000 Equity Incentive Award Plan were rolled into the 2005 Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Recent Sales of Unregistered Securities

Set forth in chronological order is information regarding all securities sold and employee stock options granted from May 2002 to date (except as otherwise noted) by us and by Cbeyond Investors, LLC, which merged with us in November 2002. Also included is the consideration, if any, received for such securities, and information relating to the section of the Securities Act of 1933, as amended, and the rules of the SEC pursuant to which the following issuances were exempt from registration. None of these securities were registered under the Securities Act. No award of options involved any sale under the Securities Act. No sale of securities involved the use of an underwriter and no commissions were paid in connection with the sales of any securities.

1. At various times during the period from January 2003 through December 2005, we granted options to purchase an aggregate of 2,029,525 shares of common stock to employees and directors at exercise prices ranging from $3.88 to $13.43.

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

Item 13.	Certain Relationships and Related Transactions

Employment Agreements

We have employment agreements with our named executive officers as described above in this Item 10.

Relationship with Cisco Capital and Cisco Systems

Cisco Capital, our former principal lender and one of our principal stockholders, is affiliated with a major supplier of equipment to us. In the year ended December 31, 2005, we purchased approximately $7.5 million of equipment and services from Cisco Systems through financing from Cisco Capital.

We were a party to a credit agreement with Cisco Capital under which we could borrow up to $105.4 million (as amended). When we entered into the credit agreement with Cisco Capital, we granted warrants and other rights to Cisco Capital that permitted Cisco Capital to acquire up to 713,593 shares of our common stock at an exercise price of $0.04 per share and up to 6,435 shares of our common stock at an exercise price of $3.88 per share, at any time on or before March 31, 2010. We paid off all outstanding principal and accrued interest owed under this credit agreement, which was $62.9 million, with part of the proceeds of our Initial Public Offering and terminated the credit facility. All warrants were exercised by Cisco Capital in November 2005.

Relationship with David A. Rogan

David A. Rogan currently serves as president of Cisco Capital and vice president of Cisco Systems. Our relationship with each of Cisco Capital and Cisco Systems is described immediately above.

Registration Rights Agreement

We are party to a registration rights agreement (“Registration Rights Agreement”) with certain of our stockholders, certain of each of their affiliates and certain other individuals. Under the Registration Rights Agreement, for three years after our Initial Public Offering, which was consummated in November 2005, holders of registrable securities, as defined in the Registration Rights Agreement, will have the right to require us to effect registration under the Securities Act of their registrable securities, subject to specific value minimums and our Board of Directors’ right to defer the registration for a period of up to 180 days in certain circumstances. These stockholders also have the right to cause us to register their securities on Form S-3 when it becomes available to us if they propose to register securities having a value of at least $10 million, subject to the Board of

Directors’ right to defer the registration for a period of up to 90 days. In addition, if we propose to register securities under the Securities Act, then the stockholders who are party to the Registration Rights Agreement will have a right, subject to quantity limitations we determine, or determined by underwriters if the offering involves an underwriting, to request that we register their registrable securities. We will bear all registration expenses (but only up to $50,000 for registrations on Form S-3) incurred in connection with registrations. We have agreed to indemnify the investors against liabilities related to the accuracy of the registration statement used in connection with any registration effected under the Registration Rights Agreement.

Director Participation in our Initial Public Offering

Concurrently with our Initial Public Offering, we sold shares of our Common Stock worth an aggregate amount of $3.0 million to two of our directors, Messrs. D. Scott Luttrell and Robert Rothman. These directors paid $12.00 per share of Common Stock, the same as the public offering price.

Item 14.	Principal Accountant Fees and Services

The Audit Committee has reappointed Ernst & Young LLP as the independent registered public accounting firm to audit the Company’s financial statements for the fiscal year beginning January 1, 2006. In making this appointment, the Audit Committee considered whether the audit and non-audit services Ernst & Young LLP provides are compatible with maintaining the independence of our outside auditors. The Audit Committee has adopted a policy which set forth the manner in which the Audit Committee will review and approve all services to be provided by Ernst & Young LLP before the firm is retained. The policy requires an individual review by the committee in advance of each service to be provided by Ernst & Young LLP.

Fees and Services of Ernst & Young LLP

The following table summarizes fees billed to the Company by Ernst & Young LLP during fiscal years 2005 and 2004:

	Fees ($)
Service	2005	2004
Audit Fees (1)	608,198	569,109
Audit-Related Fees (2)	1,103,543	418,350
Tax Fees (3)	80,140	53,720
Other Fees (4)	300	—
Total	1,792,181	1,041,179

(1)	“Audit Fees” relate to professional services rendered for the audit of the Company’s annual financial statements and review of the Company’s quarterly financial statements.
(2)	“Audit-Related Fees” relate to services in connection with our Form S-1 filing for our Initial Public Offering in November 2005 and services in connection with our planned initial public offering during 2004 that was postponed until 2005.
(3)	“Tax Fees” relate to services in connection with income and property tax filings.
(4)	“Other Fees” relate to services in connection with continuing education seminars.

The Audit Committee is responsible for appointing our independent registered public accounting firm and overseeing the services it provides to us. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Under this policy, the Audit Committee has specified categories of audit services, audit-related services and tax services that are pre-approved, subject to appropriate documentation and other requirements. In addition, the Audit Committee has specified categories of other services that our independent registered public accounting firm is precluded from providing to us.

PART IV

Item 15.	Exhibits

(A)  3. Exhibits

See “Index to Exhibits” beginning on the following page, which is incorporated by reference herein.

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1	Second Amended and Restated Certificate of Incorporation of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 3.2 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

3.2	Second Amended and Restated Bylaws of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 3.4 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

4.1	Form of stock certificate of common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.1	Second Amended and Restated Shareholders Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other parties thereto. Amended and Restated Certificate of Incorporation of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.2	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.3	Second Amended and Restated Credit Agreement, dated as of November 1, 2002, by and among Cbeyond Communications, LLC, Cbeyond Communications, Inc. and Cisco Systems Capital Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.4	Stock Purchase Agreement, dated as of November 1, 2002, by and between Cbeyond Communications, Inc. and Cisco Systems Capital Corporation (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.5	Amendment No. 1 to Second Amended and Restated Credit Agreement, dated as of June 30, 2003, by and among Cbeyond Communications, LLC, Cbeyond Communications, Inc. Cbeyond Leasing, LP and Cisco Systems Capital Corporation. (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.6	Amendment No. 2 to Second Amended and Restated Credit Agreement, dated as of March 2004, by and among Cbeyond Communications, LLC, Cbeyond Communications, Inc. Cbeyond Leasing, LP and Cisco Systems Capital Corporation. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.7	Amendment No. 3 to Second Amended and Restated Credit Agreement, dated as of February 18, 2005, by and among Cbeyond Communications, LLC, Cbeyond Communications, Inc. Cbeyond Leasing, LP and Cisco Systems Capital Corporation (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.8	Stock Subscription Warrant of Cisco Systems Capital Corporation, dated as of March 31 2004, to Purchase Shares of Common Stock of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.8 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.9	Stock Subscription Warrant of Cisco Systems Capital Corporation, dated as of November 1, 2002, to Purchase Shares of Common Stock of Cbeyond Communications, Inc (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.10	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.10 to Amendment No. 8 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.11	2002 Equity Incentive Plan of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.12	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.13	Executive Purchase Agreement, dated as of March 28, 2000, by and among Egility Communications, LLC, Egility Communications, Inc., Egility Investors, LLC and James F. Geiger (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.14	Executive Purchase Agreement, dated as of March 28, 2000, by and among Egility Communications, LLC, Egility Communications, Inc., Egility Investors, LLC and J Robert Fugate (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.15	Executive Purchase Agreement, dated as of March 28, 2000, by and among Egility Communications, LLC, Egility Communications, Inc., Egility Investors, LLC and Robert R. Morrice (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.16	Executive Purchase Agreement, dated as of January 31, 2002, by and among Cbeyond Communications, Inc., Cbeyond Investors, LLC and Richard J. Batelaan (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.17	Amendment No. 1 to Executive Purchase Agreement, dated as of May 28, 2003, by and among Cbeyond Communications, Inc. and Richard J. Batelaan (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.18	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc (incorporated by reference to Exhibit 10.18 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.19	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc (incorporated by reference to Exhibit 10.19 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.20	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.20 to Amendment No. 4 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.21	Form of Amended and Restated At-Will Employment Agreement (incorporated by reference to Exhibit 10.21 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.22	Form of Subscription Agreement (incorporated by reference to Exhibit 10.22 to Amendment No. 6 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

10.23	Credit Agreement, dated February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America, and the other parties thereto (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 14, 2006).

10.24	Letter of Commitment received by Bank of America, whereby Bank of America will provide us a secured revolving line of credit for up to $25.0 million (incorporated by reference to Exhibit 10.1 of the Company’s quarterly report for the quarterly period ended September 30, 2005).

14.1	Code of Ethics of Cbeyond Communications, Inc. (previously filed as an exhibit to the Company’s Form 10-K filed March 31, 2006).

21.1	Subsidiaries of Cbeyond Communications, Inc. (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (previously filed as an exhibit to the Company’s Form 10-K filed March 31, 2006).

24.1	Power of Attorney dated May 16, 2005 (incorporated by reference to Exhibit 24.1 to the Company’s Registration Statement filed on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

24.2	Power of Attorney dated June 30, 2005 (incorporated by reference to Exhibit 24.2 to Amendment No. 1 to the Company’s Registration Statement filed on Form S-1 No. 333-124971, filed May 16, 2005, as amended).

31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Atlanta, State of Georgia on May 1, 2006.

CBEYOND COMMUNICATIONS, INC.

By:	/S/ JAMES F. GEIGER
James F. Geiger
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES F. GEIGER James F. Geiger	Chairman, President and Chief Executive Officer	May 1, 2006

/S/ J. ROBERT FUGATE J. Robert Fugate	Executive Vice President and Chief Financial Officer	May 1, 2006

/S/ HENRY C. LYON Henry C. Lyon	Chief Accounting Officer	May 1, 2006

/S/ ANTHONY M. ABATE Anthony M. Abate	Director	May 1, 2006

/S/ JOHN CHAPPLE John Chapple	Director	May 1, 2006

/S/ DOUGLAS C. GRISSOM Douglas C. Grissom	Director	May 1, 2006

/S/ D. SCOTT LUTTRELL D. Scott Luttrell	Director	May 1, 2006

James N. Perry, Jr.	Director

/S/ DAVID A. ROGAN David A. Rogan	Director	May 1, 2006

/S/ ROBERT ROTHMAN Robert Rothman	Director	May 1, 2006