Form 10-Q
period 2006-03-31
CBEYOND COMMUNICATIONS INC
filed 2006-05-15
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51588

CBEYOND COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3636526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Interstate North Parkway, Suite 300 Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

(678) 424-2400

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2006
Common Stock, $0.01 par value per share	26,682,125 shares

Part I. Financial Information

Item 1. Financial Statements

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	December 31, 2005	March 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,752	$26,461
Marketable securities	10,170	2,995
Accounts receivable, net of allowance for doubtful accounts of $1,811 and $2,094, respectively	10,688	11,818
Prepaid expenses	3,395	4,600
Inventory	—	648
Other current assets	933	856

Total current assets	52,938	47,378

Property and equipment, net	57,068	61,352
Restricted cash equivalents	1,637	1,232
Deferred customer installation costs	511	535
Other non-current assets	2,678	2,505

Total assets	$114,832	$113,002

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,364	$5,342
Other accrued liabilities	29,989	30,917
Current portion of capital lease obligations	382	382

Total current liabilities	39,735	36,641

Deferred installation revenue	511	535
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized, 26,560 and 26,672 shares issued and outstanding, respectively	266	267
Deferred stock compensation	(701)	(38)
Additional paid-in capital	230,797	231,353
Accumulated deficit	(155,776)	(155,756)

Total stockholders’ equity	74,586	75,826

Total liabilities and stockholders’ equity	$114,832	$113,002

See accompanying notes to condensed consolidated financial statements.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Revenue	$35,176	$47,578
Operating expenses:
Cost of service (exclusive of depreciation and amortization of $4,733 and $5,401, respectively, shown separately below)	10,444	14,998
Selling, general and administrative (exclusive of depreciation and amortization of $941 and $1,176, respectively, shown separately below)	20,175	26,177
Depreciation and amortization	5,674	6,577

Total operating expenses	36,293	47,752

Operating loss	(1,117)	(174)
Other income (expense):
Interest income	248	390
Interest expense	(631)	(8)
Loss on disposal of property and equipment	(79)	(157)
Other income, net	3	—

Income (loss) before income taxes	(1,576)	51
Income tax expense	—	(31)

Net income (loss)	(1,576)	20
Dividends accreted on preferred stock	(2,385)	—

Net income (loss) available to common stockholders	$(3,961)	$20

Income (loss) per common share
Basic	$(28.63)	$—

Diluted	$(28.63)	$—

Weighted average number of common shares outstanding
Basic	138	26,631

Diluted	138	28,101

See accompanying notes to condensed consolidated financial statements.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2005	26,560	$266	$230,797	$(701)	$(155,776)	$74,586
Exercise of stock options	112	1	437	—	—	438
Employee stock-based compensation	—	—	782	—	—	782
Elimination of deferred stock compensation relating to employee options	—	—	(657)	657	—	—
Forfeitures of employee stock options	—	—	(6)	—	—	(6)
Non-employee stock-based compensation	—	—	—	6	—	6
Net and comprehensive income	—	—	—	—	20	20

Balance at March 31, 2006	26,672	$267	$231,353	$(38)	$(155,756)	$75,826

See accompanying notes to condensed consolidated financial statements.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement Of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2006
Cash Flows from Operating Activities:
Net income (loss)	$(1,576)	$20
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,674	6,577
Provision for doubtful accounts	918	814
Loss on disposal of property and equipment	79	157
Interest expense offset by reduction in carrying value in excess of principal	(492)	—
Non-cash stock compensation expense	77	782
Issuance of stock options to vendors for services	8	—
Changes in operating assets and liabilities:
Accounts receivable	(1,537)	(1,944)
Inventory	—	(648)
Prepaid expenses and other current assets	(647)	(1,128)
Other assets	28	286
Accounts payable	(1,546)	(4,022)
Accrued compensation and benefits	(1,862)	(2,215)
Other accrued expenses	1,006	3,143
Other liabilities	(20)	24

Net cash provided by operating activities	110	1,846

Cash Flow from Investing Activities:
Purchases of property and equipment	(1,716)	(11,011)
Decrease in restricted cash equivalents	34	405
Purchases of marketable securities	(10,139)	—
Redemption of marketable securities	—	7,175

Net cash used in investing activities	(11,821)	(3,431)

Cash Flow from Financing Activities:
Proceeds from long-term debt	246	—
Repayment of long-term debt and capital leases	(2,641)	—
Proceeds from exercise of stock options	92	438
Financing issuance costs	(14)	(144)

Net cash provided by (used in) financing activities	(2,317)	294

Net decrease in cash and cash equivalents	(14,028)	(1,291)
Cash and cash equivalents at beginning of period	22,860	27,752

Cash and cash equivalents at end of period	$8,832	$26,461

Supplemental disclosure:
Interest paid	$1,123	$—

Non-cash purchases of property and equipment	$2,022	$—

See accompanying notes to condensed consolidated financial statements.

CBEYOND COMMUNICATIONS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond Communications, Inc., a managed services provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing voice and broadband data services to small and medium size business users in major metropolitan areas across the United States. As of March 31, 2006, these services were provided in the metropolitan Atlanta, Dallas, Houston, Denver, Chicago, and Los Angeles areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month periods ended March 31, 2005 and 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.

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

Inventories

Inventories consist primarily of mobile devices and are stated at the lower of cost or market. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of sales.

Revenue Recognition

Revenues are recognized when the services are delivered and earned. Revenue derived from local voice and data services is billed in advance and deferred until earned. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Revenue derived from customer installation and activation is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Related installation and activation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized.

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, the Company records any promotion as a reduction in revenue when earned by the customer. For promotions earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based upon the amount the Company ultimately expects to collect from customers, and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as length of time the receivables are past due, historical collection experience and the general economic environment.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109), which requires companies to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax bases of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. SFAS 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company evaluates the realizability of its deferred income tax assets, primarily resulting from net operating loss carryforwards, and adjusts its valuation allowance, if necessary.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under this guidance, the Company recognized non-cash compensation expense for stock options by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss attributable to common stockholders for the three months ended March 31, 2005, the conversion of Preferred Stock and the exercise of stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share because their effect is anti-dilutive. For the three months ended March 31, 2006, the Company reported net income, and accordingly considered the dilutive effect of stock options outstanding during the period. For purposes of the calculation of diluted earnings per share, an additional 1,470 shares were added to the denominator because they are dilutive for the period. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,646 for the three months ended March 31, 2006. Such shares were not included because they were antidilutive.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principal in the absence of explicit transition requirements specific to the newly adopted accounting principal. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. SFAS 154 is effective for financial statements for fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 effective January 1, 2006 and the adoption of this statement did not have an impact on our consolidated financial statements.

Note 3. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation. Under this guidance, the Company recognized non-cash compensation expense for stock options by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated.

The Company recorded stock-based compensation expense of $782 in the three months ended March 31, 2006, which is an increase of approximately $700 over the amount that would have been recorded under the provisions of APB 25. Due to the Company’s history of net operating losses, no related income tax benefits were recognized during the three months ended March 31, 2006. Compensation is recorded over the vesting period directly to paid-in capital. Thus, the Company eliminated the deferred compensation balance relating to employee stock options as of January 1, 2006 with an offsetting reduction to additional paid-in capital.

The following disclosure shows what our net loss and net loss per share available to common stockholders would have been using the fair value compensation model under SFAS 123(R) for the three months ended March 31, 2005:

Net loss:
As reported	$(3,961)
Add: Stock-based employee compensation expense included in reported net loss	77
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(489)

Pro forma in accordance with SFAS No. 123(R)	$(4,373)

Net loss attributable to common stockholders per common share:
Basic and diluted as reported	$(28.63)
Basic and diluted pro forma in accordance with SFAS No. 123(R)	$(31.69)

Stock Based Compensation Plans

In November 2005, in connection with the Company’s Initial Public Offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights. At March 31, 2006, the number of shares of common stock that may be issued pursuant to the Plan is 2,191. Substantially all of the options granted under the Incentive Plan following the 2005 Initial Public Offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock will be determined by the closing price of the Company’s common stock on the NASDAQ National Market System on the grant date. Options expire 10 years after the grant date.

In November 2002, in connection with the Company’s recapitalization, the Company adopted the Cbeyond Communications, Inc. 2002 Equity Incentive Plan (“2002 Plan”) and issued 1,621 and 295 options thereunder with respective vesting periods of two and three years. The 2002 Plan permits the grant of nonqualified stock options, incentive stock options and stock purchase rights. The number of shares of common stock that may be issued pursuant to the 2002 Plan is 3,608. Substantially all of the options granted under the 2002 Plan following the 2002 recapitalization vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options issued under the 2002 Plan were granted at exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant. For each fiscal year since the 2002 recapitalization and prior to the Company’s Initial Public Offering in November 2005, the Company had determined the fair value of its common stock by using independent external valuation events such as arms-length transactions in our shares, significant business milestones that may have affected the value of our business, and internal valuation estimates based on discounted cash flow analysis of our financial results or other metrics, such as multiples of revenue and adjusted EBITDA. Options expire 10 years after the grant date.

A summary of changes in outstanding options for the period ended March 31, 2006 is presented in the table below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,643	$6.60
Granted	656	$11.00
Canceled	(44)	$10.08
Exercised	(113)	$3.88

Outstanding at March 31, 2006	4,142	$7.33

Vested or expected to vest at March 31, 2006	3,980	$7.04

Exercisable at March 31, 2006	2,310	$4.78

Weighted average remaining contractual term at March 31, 2006	7.9 years

Aggregate intrinsic value of outstanding options at March 31, 2006	$40,385

The fair value of these options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	2005	2006
Risk-free interest rate	3.5%	4.4%

Expected dividend yield	0.0%	0.0%
Expected volatility	51.9%	58.4%
Expected lives (years)	6.7	6.9

Expected volatilities are based on a combination of historical volatilities experienced by companies and indices considered representative of Cbeyond in terms of industry and/or life cycle stage. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon securities with a term approximating the expected term. Using these assumptions, the weighted average fair values of the stock options granted during the three months ended March 31, 2005 and 2006 are $4.90 and $5.55, respectively.

Options with graded vesting are valued as multiple awards and expensed on a straight line basis over the vesting period. The amount of compensation cost recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. During the three months ended March 31 2005 and 2006, the Company issued 24 and 113 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the three months ended March 31, 2005 and 2006 based on market value at the exercise dates was $165 and $781, respectively. As of March 31, 2006, unrecognized compensation cost related to unvested stock option awards totals approximately $9,331 and is expected to be recognized over a period of 3.8 years.

Note 4. Income Taxes

The provision for income taxes of $31 during the three months ended March 31, 2006 consists of an estimated alternative minimum tax (AMT) expected to be due at year-end, based on current annual book and taxable income projections. The AMT tax results from the ability to offset only 90% of AMT net operating losses against AMT taxable income. The AMT results in a credit that will be used to offset income taxes due in future periods, when and if the Company pays regular income tax.

The Company reported net income for the three months ended March 31, 2006 and expects net income for the year ending December 31, 2006 based on management’s current projections. The Company has recorded alternative minimum taxes at an estimated annual effective tax rate of 61% for the three months ended March 31, 2006 in accordance with interim reporting requirements of SFAS 109, and APB Opinion No. 28, “Interim Financial Reporting.”

The Company continues to maintain a valuation allowance against its unrealized deferred tax assets, and the Company may recognize deferred tax assets in future periods when they are estimated to be realizable. To the extent the Company reports income in future periods, the Company intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Also under FAS 123(R), deferred tax assets resulting from expected future tax deductions are offset by a full valuation allowance and future excess tax deductions will result in an increase to Additional-Paid-in-Capital. Further under this new standard, the Company will continue to follow the with-and-without approach and consider the impact of excess stock option deductions last when computing its income tax provision.

Note 5. Accrued Liabilities

	December 31, 2005	March 31, 2006
Accrued compensation and benefits	$4,936	$2,721
Accrued taxes	6,307	6,820
Accrued telecommunications costs	9,445	10,593
Accrued professional fees	1,204	954
Deferred rent	2,135	2,520
Deferred customer revenue	3,447	4,316
Deferred installation revenue	654	667
Other accrued expenses	1,861	2,326

Total other accrued liabilities	$29,989	$30,917

Note 6. Segment Information

Statement of Financial Accounting Standard No. 131, Disclosure about segments of an enterprise and related information (SFAS 131), requires the reporting of segment information provided to the company’s Chief Operation Decision maker for purposes of making decisions about allocating resources and assessing performance. The Company is organized and managed on a geographical segment basis, as follows: Atlanta, Dallas, Denver, Houston, Chicago, and Los Angeles. The corporate functions are centralized in the Corporate group, which serves all customers and markets. The Corporate group primarily consists of executive, administrative and support functions and unallocated operations, including network operations, customer care, and customer provisioning. The Corporate costs are not allocated to the individual operating segments.

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

The table below presents selected financial information about the Company’s reportable segments:

	Three Months Ended March 31,
	2005	2006
Revenue:
Atlanta	$12,356	$14,863
Dallas	9,714	11,901
Denver	10,834	13,769
Houston	2,266	5,217
Chicago	6	1,820
Los Angeles	—	8

Total revenue	$35,176	$47,578

Adjusted EBITDA:
Atlanta	$7,001	$8,640
Dallas	3,813	5,278
Denver	5,624	7,346
Houston	(264)	1,120
Chicago	(1,496)	(1,081)
Los Angeles	—	(1,029)
Corporate	(10,036)	(13,089)

Total Adjusted EBITDA	$4,642	$7,185

Operating profit (loss):
Atlanta	$5,489	$7,173
Dallas	2,512	3,900
Denver	4,363	6,077
Houston	(578)	538
Chicago	(1,500)	(1,382)
Los Angeles	—	(1,029)
Corporate	(11,403)	(15,451)

Total operating loss	$(1,117)	$(174)

Depreciation and amortization expense:
Atlanta	$1,512	$1,467
Dallas	1,301	1,378
Denver	1,261	1,269
Houston	314	582
Chicago	4	301
Los Angeles	—	—
Corporate	1,282	1,580

Total depreciation and amortization	$5,674	$6,577

	Three Months Ended March 31,
	2005	2006
Capital expenditures:
Atlanta	$600	$1,396
Dallas	471	2,482
Denver	701	1,747
Houston	511	1,217
Chicago	621	745
Los Angeles	—	847
Corporate	834	2,577

Total capital expenditures	$3,738	$11,011

Total assets:
Atlanta	$12,096	$13,173
Dallas	11,513	12,994
Denver	11,307	12,508
Houston	5,860	10,451
Chicago	2,952	6,456
Los Angeles	—	3,003
Corporate	50,792	54,417

Total assets	$94,520	$113,002

	Three Months Ended March 31,
	2005	2006
Reconciliation of Adjusted EBITDA to net income (loss):
Total Adjusted EBITDA for reportable segments	$4,642	$7,185
Depreciation and amortization	(5,674)	(6,577)
Non-cash stock option compensation	(85)	(782)
Interest income	248	390
Interest expense	(631)	(8)
Loss on disposal of property and equipment	(79)	(157)
Other income, net	3	—
Income tax expense	—	(31)

Net income (loss)	$(1,576)	$20

Note 7. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (“ILECs”) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduced the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within such wire centers. In addition, certain caps were imposed regarding the number of UNE facilities that a company may have on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

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

The Company estimated the probable liability for implementation of certain provisions of the TRRO and has accrued approximately $2,468 through March 31, 2006 for these liabilities, $800 of which was charged to cost of service in the quarter ended March 31, 2006. The cumulative estimate includes $1,880 for the total cost impact related to wire centers and transport routes deemed sufficiently competitive and $588 for costs associated with the caps imposed on the number of circuits that the Company may have on a single route or into a single building. This estimate is for all markets and is based on special access rates available under volume and/or term pricing plans, which represent the low end of the range for special access pricing. Special access pricing is also available under month to month pricing plans, which are at substantially higher rates and represent the high end of the range for special access pricing. The Company believes volume and/or term pricing plans are the most probable pricing regime it will be subject to based largely on its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist. However, the March 31, 2006 accrual would increase by approximately $1,192 if it were based on the higher month to month rates.

Georgia Regulatory Ruling

In February 2006, the Georgia Public Service Commission (the “PSC”) adopted a recommendation by the staff of the PSC to implement increased rates for the lease of unbundled network elements provided by BellSouth. This recommendation relates to a complaint filed by BellSouth in 2003 with the PSC. The increase rates implemented by the PSC are applicable going forward and on a retroactive basis back to September 2003. Amounts relating to periods through 2005 were accrued to cost of service in the fourth quarter 2005. The Company estimated and accrued approximately $1,471 through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in the fourth quarter of 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively. During the first quarter of 2006, the Company accrued an additional $370 relating to the new pricing, resulting in a total accrual of $1,841 as of March 31, 2006. Although the Company continues to negotiate the final settlement of the retroactive payment due, the recorded accrual represents management’s best estimate of the ultimate settlement of this matter.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this periodic report. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

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

We sell three basic bundled packages of services, primarily delineated by the number of local voice lines provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. Customers may also choose to add extra features or lines for an additional fee. Beginning in the first quarter of 2006, we started offering mobile services which are integrated with our existing wireline services.

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

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our service first in Atlanta in April 2001, followed by Dallas in October 2001 and Denver in January 2002. During the remainder of 2002 and 2003, we focused on building our customer bases in these markets. As a result of our progress, we decided to launch our service in additional markets. We launched our service in Houston in March 2004, Chicago in March 2005, and Los Angeles in March 2006. We plan to expand into five additional markets by the end of 2009.

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business. EBITDA represents net income (loss) before interest, taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, taxes, depreciation and amortization expenses, excluding stock-based compensation expense, write-off of public offering costs, gains related to our troubled debt restructuring and our early payoff of the restructured debt, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets approximately 18 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas, Denver and Houston within 17 months from launch in each market. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape and our costs to obtain unbundled network elements from the local telephone company in each market, including elements such as loops, dedicated transport, circuit switching and operational support systems. We divide our business into six operating segments: Atlanta, Dallas, Denver, Houston, Chicago, and Los Angeles.

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

Revenue

The majority of our customers buy our BeyondVoice I package, which serves customers with 5-14 local voice lines, or generally 30 or fewer employees. We also sell BeyondVoice II to customers with 15-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-200 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum bandwidth of 4.5 Mbps. We believe that our customers highly value the level of bandwidth offered with our services. As of March 31, 2006, approximately 85.5% of our customer base had BeyondVoice I, 13.7% had BeyondVoice II, and 0.8% had BeyondVoice III.

Average monthly revenue per customer location was $756 in 2005. For the first three months of 2006, average monthly revenue per customer location decreased to $751. We expect average monthly revenue per customer location to continue to decline moderately through at least 2006 pending increased revenue from our mobile service and other value-added applications. Customer revenues represented approximately 97.4% and 97.6% of total revenues in 2005 and for the first three months of 2006, respectively. Revenues from access charges paid to us by other communications companies to terminate calls to our customers represented approximately 2.6% and 2.4% of revenues in 2005 and for the first three months of 2006, respectively.

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

Where permitted by regulation, we lease our access circuits on a wholesale basis as unbundled network element loops or extended enhanced links as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ unbundled network element loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a colocation, and we use extended enhanced links when we do not have a central office colocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits were provisioned using unbundled network element loops and half using extended enhanced links, although the impact of the TRRO has reduced our usage of new extended enhanced links and resulted in the conversion of previously installed links to a loop configuration. Our monthly expenses are significantly less when using unbundled network element loops than extended enhanced links, but unbundled network element loops require us to incur the capital expenditures of central office colocation equipment. Both unbundled network element loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office colocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several colocations and add additional colocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

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

Depreciation and Amortization Expense. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. We generally depreciate network-related equipment, which represents the majority of our assets, over either a three year or five year period. We depreciate IT equipment and licenses over three years and furniture over seven years. The value of leasehold improvements is generally amortized over two to five years, which is the shorter of the respective lease term or duration of economic benefit of the assets.

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

Income Taxes. We anticipate paying minimal income taxes due primarily to our net operating loss carryforwards, although we expect we will have some payments due under the alternative minimum tax.

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

Results of Operations

Revenue and Cost of Service (Dollar amounts in thousands)

	March 31, 2005		March 31, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Revenue:
Customer revenue	$34,126	97.0%	$46,459	97.6%	$12,333	36.1%
Terminating access revenue	1,050	3.0%	1,119	2.4%	69	6.6%

Total revenue	35,176		47,578		12,402	35.3%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	5,489	15.6%	7,690	16.2%	2,201	40.1%
Other costs of service	5,449	15.5%	7,644	16.1%	2,195	40.3%
Service credits and performance penalties	(494)	(1.4)%	(336)	(0.7)%	158	32.0%

Total cost of service	10,444	29.7%	14,998	31.5%	4,554	43.6%

Gross margin (exclusive of depreciation and amortization):	$24,732	70.3%	$32,580	68.5%	$7,848	31.7%

Customer data:
Locations at period end	15,978		21,909		5,931	37.1%

Average revenue per customer location (three months)	$764		$751		$(13)	(1.7)%

Revenue. Revenue increased 35.3%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in revenue resulted from the 37.1% increase in customers from March 31, 2005 to March 31, 2006. Average monthly revenue per customer location declined by 1.7%, from the three months ended March 31, 2005 to the three months ended March 31, 2006. Although the proportion of our customers purchasing our BeyondVoice II and BeyondVoice III service packages, at higher average monthly revenue per customer location, was higher in the three months ended March 31, 2006 than in the three months ended March 31, 2005, the impact of this trend was more than offset by the effect of increased levels of customers under three year contracts at lower price points and competitive pricing pressure on new contracts and contract renewals. This resulted in a higher level of promotions offered to customers at the time of contract signature. We expect average monthly revenue per customer location to continue to decline moderately through at least 2006 pending increased revenue from our mobile service and other value-added applications. Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the three month comparison period and grew substantially slower than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. Our principal segment contributions to the increase in revenue in the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005, were $2.5 million from Atlanta, $2.2 million from Dallas, $2.9 million from Denver, $3.0 million from Houston, and $1.8 million from Chicago, which was launched in March 2005.

Cost of Service. Cost of service increased 43.6%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. As a percentage of total revenue, cost of service increased from 29.7% in the three months ended March 31, 2005 to 31.5% in the three months ended March 31, 2006. The increase in cost of service was largely attributable to the 37.1% increase in the number of customers from March 31, 2005 to March 31, 2006. The increase in cost of service beyond the growth in customers, as well as the increase as a percentage of revenue, relates primarily to the impact of regulatory changes and to a $0.2 million decrease in the level of service credits and performance penalties. Service credits, which are recognized as offsets to cost of service, arise from billing and service disputes between telecommunications carriers and us.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of colocation to our equipment located at our customers’ premises, represented the largest component of cost of service. The increase in circuit access fees between the three month periods is primarily a result of the increase in the number of customers. In addition to the increase resulting from customer growth, circuit access fees rose due to the impact of the TRRO and recent regulatory rulings in Georgia.

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers, and certain taxes and fees. As a percent of revenue, other costs of service increased for the three months ended March 31, 2006, primarily due to the impact of our network grooming activities related to TRRO and the launch of our mobile product.

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

The rates charged by ILECs for our high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006, although the scope of this increase is uncertain because the new FCC rules are subject to interpretation by state regulatory agencies. In addition, by March 10, 2006, we were required to transition these existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, except where we have negotiated other rate structures with the ILECs. Subject to any contractual protections under our existing interconnection agreements with ILECs, beginning March 11, 2005, we were subject to higher pricing, either “special access” pricing or a negotiated rate, for any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

We are able to estimate the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $2.5 million through March 31, 2006 for these increased costs, $0.8 million of which was charged to cost of service in the three months ended March 31, 2006. This estimate includes $1.9 million for the total cost impact related to wire centers and transport routes determined to be sufficiently competitive to be subject to the FCC’s new rules. For costs associated with the caps imposed on the number of circuits that we may have on a single route or into a single building, approximately $0.6 million is reflected in cost of service through March 31, 2006. This estimate is for all markets and is based on special access rates available under volume and/or term pricing plans, which represent the low end of the range for special access pricing. Special access pricing is also available under month to month pricing plans, which are at substantially higher rates and represent the high end of the range for special access pricing. We believe volume and/or term pricing plans are the most probable pricing regime that we are subject to based largely on our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist. However, the March 31, 2006 accrual would increase by approximately $1.2 million if it was based on the higher month to month rates.

Certain aspects of the new FCC rules are subject to ongoing court challenges and the implementation of the new FCC rules is subject to multiple interpretations. We cannot predict the results of future court rulings, or how the FCC may respond to any such rulings, or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions. For instance, state regulatory rulings within the last year have reduced circuit access fees in our Texas markets and increased rates in the Atlanta market. In particular, the circuit access fees and other costs that we incur in Texas were reduced based on a state regulatory order that went into effect in March 2005. We began realizing benefits from this state ruling in the second quarter of 2005. As mentioned above, recent regulatory actions in Georgia raised our rates.

We have begun making changes in our network architecture to respond to the increases in transport circuit costs in order to mitigate the impact of the FCC rule changes. We estimate that our project costs relating to changes in our network architecture will be in the range of $1.0 to $1.5 million, including both installation expenses recorded in cost of service and personnel costs associated with circuit provisioning and conversions recorded in selling, general and administrative expenses. We believe that the majority of these costs were spent in the quarter ended March 31, 2006. We recorded $0.8 million in installation expenses associated with the network architecture changes associated with the TRRO during the quarter ended March 31, 2006, in addition to $0.2 million recorded for this project in selling, general and administrative expenses in the period. We will continue to identify and implement these mitigation efforts on an ongoing basis and expect the majority of these efforts will be implemented through the second quarter of 2006. Until these efforts are complete, we expect our circuit access fees and transport charges to increase in the short term. Transport charges have increased as a percentage of revenue from 2.4% to 3.1% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.

Selling, General and Administrative (Dollar amounts in thousands)

	March 31, 2005		March 31, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Selling, general and administrative (exclusive of depreciation and amortization);
Salaries, wages and benefits	$13,193	37.5%	$17,397	36.6%	$4,204	31.9%
Marketing costs	390	1.1%	286	0.6%	(104)	(26.7)%
Other selling, general and administrative	6,592	18.7%	8,494	17.9%	1,902	28.9%

Total SG&A	$20,175	57.4%	$26,177	55.0%	$6,002	29.7%

Other data:
Employees	639		774		135	21.1%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased at a slower rate than our revenue or customers for the three month period ended March 31, 2006. This is evidenced by its decline as a percentage of revenue from 57.4% in the three month period ended March 31, 2005 to 55.0% in the three month period ended March 31, 2006. We expect selling, general and administrative costs to continue to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in our expenses. However, this decrease was diminished by costs associated with the March 2006 launch of operations in Los Angeles, our introduction of mobile services in all our markets during the first quarter of 2006, and increased cost associated with being a public company.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods. The primary factor increasing this category of costs is the growth in employees. However, the adoption of FAS123(R) and the increase in the cost of benefits, such as medical insurance payments made by the company per employee caused this expense line item to increase at a faster rate than the number of employees.

Marketing costs, including advertising, decreased both in absolute dollars and as a percent of revenues. Our marketing costs are expected to increase as we add customers and expand to new markets in an increasingly competitive environment.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase is primarily due to the addition of new operations and to the increase in centralized expenses needed to keep pace with the growth in customers and the cost of becoming a public company, including preparing for Sarbanes-Oxley Act compliance, and professional fees associated with a heightened level of regulatory activity.

Depreciation and Amortization (Dollar amounts in thousands)

	March 31, 2005		March 31, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Depreciation and amortization	$5,674	16.1%	$6,577	13.8%	903	15.9%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.9 million between the three month periods ended March 31, 2005 and 2006, respectively. Depreciation and amortization expense increased because new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	March 31, 2005		March 31, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Interest income	$248	0.7%	$390	0.8%	$142	57.3%
Interest expense	(631)	(1.8)%	(8)	0.0%	623	98.7%
Loss on disposal of assets	(79)	(0.2)%	(157)	(0.3)%	(78)	(98.7)%
Other income, net	3	0.0%	—	0.0%	(3)	(100.0)%
Income tax expense	—	0.0%	(31)	(0.1)%	(31)	nm

Total	$(459)	(1.3)%	$194	0.4%	$653	142.3%

Interest Income. Interest income increased for the three month period as a result of higher interest rates during 2006.

Interest Expense. Interest expense decreased $0.6 million for the three month period ended March 31, 2006 from the three month period ended March 31, 2005. The decrease in interest expense between the three months periods resulted from the payoff of our debt with Cisco Capital in November 2005.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment increased for the three month period ended March 31, 2006 compared to March 31, 2005. Our loss principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows, and the write-off certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Other income, net. Other income, net primarily represented adjustments to the carrying value of certain interest rate sensitive investments to reflect market value changes. These investments were converted to other investments in the first quarter of 2005, resulting in no amount being recorded to this account in 2006.

Income tax expense. Income tax expense increased for the three month period ended March 31, 2006 compared to the three month period ended March 31, 2005 due to alternative minimum tax requirements based upon estimated income for the year.

Net Income (Loss). Net income increased $1.6 million for the three month period ended March 31, 2006 from the three month period ended March 31, 2005. The improved results arose primarily from increases in revenues exceeding increases in selling, general and administrative expenses and depreciation and amortization expense. Another significant factor relates to the reduction of interest expense due to the payoff of our debt with Cisco Capital in November 2005.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to the Condensed Consolidated Financial Statements. At March 31, 2006, our segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles. The balance of our operations is in our Corporate group, which operations consist of corporate executive, administrative and support functions and unallocated centralized operations, which includes network operations, customer care and provisioning. We do not allocate these Corporate costs to the other segments and believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. In addition to segment results, we use total adjusted EBITDA to assess the operating performance of the overall business. Because our chief executive officer, who is our chief operating decision maker, primarily evaluates the performance of our segments on the basis of adjusted EBITDA, we believe that segment adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure our operating results and assess performance, and each of revenue and adjusted EBITDA is presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

Our segment data is presented below:

	Three Months Ended March 31,
	2005	2006
Revenue:
Atlanta	$12,356	$14,863
Dallas	9,714	11,901
Denver	10,834	13,769
Houston	2,266	5,217
Chicago	6	1,820
Los Angeles	—	8

Total revenue	$35,176	$47,578

Adjusted EBITDA:
Atlanta	$7,001	$8,640
Dallas	3,813	5,278
Denver	5,624	7,346
Houston	(264)	1,120
Chicago	(1,496)	(1,081)
Los Angeles	—	(1,029)
Corporate	(10,036)	(13,089)

Total Adjusted EBITDA	$4,642	$7,185

Operating profit (loss):
Atlanta	$5,489	$7,173
Dallas	2,512	3,900
Denver	4,363	6,077
Houston	(578)	538
Chicago	(1,500)	(1,382)
Los Angeles	—	(1,029)
Corporate	(11,403)	(15,451)

Total operating loss	$(1,117)	$(174)

Depreciation and amortization expense:
Atlanta	$1,512	$1,467
Dallas	1,301	1,378
Denver	1,261	1,269
Houston	314	582
Chicago	4	301
Los Angeles	—	—
Corporate	1,282	1,580

Total depreciation and amortization	$5,674	$6,577

Capital expenditures:
Atlanta	$600	$1,396
Dallas	471	2,482
Denver	701	1,747
Houston	511	1,217
Chicago	621	745
Los Angeles	—	847
Corporate	834	2,577

Total capital expenditures	$3,738	$11,011

Total assets:
Atlanta	$12,096	$13,173
Dallas	11,513	12,994
Denver	11,307	12,508
Houston	5,860	10,451
Chicago	2,952	6,456
Los Angeles	—	3,003
Corporate	50,792	54,417

Total assets	$94,520	$113,002

	Three Months Ended March 31,
	2005	2006
Reconciliation of Adjusted EBITDA to Net income (loss):
Total Adjusted EBITDA for reportable segments	$4,642	$7,185
Depreciation and amortization	(5,674)	(6,577)
Non-cash stock option compensation	(85)	(782)
Interest income	248	390
Interest expense	(631)	(8)
Loss on disposal of property and equipment	(79)	(157)
Other income, net	3	—
Income tax expense	—	(31)

Net income (loss)	$(1,576)	$20

The operating results from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired and is followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Our sales efforts, our service offerings and the prices we charge customers for our services are generally consistent across our operating segments. Operating expenses include cost of service and selling, along with general and administrative costs incurred directly in the markets where we serve customers. Although our network design and market operations are generally consistent across all our operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office colocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

We record costs in our markets prior to launching service to customers. We launched service in Atlanta in April 2001, in Dallas in September 2001, in Denver in January 2002, in Houston in March 2004, in Chicago in March 2005 and in Los Angeles in March 2006. In the first quarter of 2005, we incurred expenses primarily related to the staffing of our Chicago office and the cost of obtaining network circuits in Chicago. In the first quarter of 2006, we incurred expenses primarily related to the staffing of our Los Angeles office and the cost of obtaining network circuits in Los Angeles, where we launched operations in March 2006. We achieved positive adjusted EBITDA in Atlanta, Dallas, Denver, and Houston within 17 months from launch.

Liquidity and Capital Resources

	Three Months Ended March 31,		Change from Previous Period
	2005	2006	Dollars	Percent
Cash Flows:
Provided by operating activities	$110	$1,846	$1,736	nm
Used in investing activities	(11,821)	(3,431)	8,390	71.0%
Provided by (used in) financing activities	(2,317)	294	2,611	112.7%
Net decrease in cash and cash equivalents	$(14,028)	$(1,291)	$12,737	90.8%

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

Cash Flows From Operations. Cash provided by operating activities was $0.1 million in the three months ended March 31, 2005 and $1.8 million in the three months ended March 31, 2006. The increase in cash provided by operating activities of $1.7 million from the three months ended March 31, 2005 to the three months ended March 31,2006 is primarily comprised of a decrease in net loss of $1.6 million, a decrease of $0.5 million in interest expense associated with the reduction in carrying value in excess of principal resulting from the restructuring of a portion of our Cisco Capital debt in 2002, an increase of $0.7 million in non-cash stock compensation expense associated with the adoption of SFAS 123(R), and an increase in depreciation and amortization expense of $0.9 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our new operations in Chicago and Los Angeles. This was offset by a decrease of $0.1 million in provision for doubtful accounts and $1.9 million in net changes in operating assets and liabilities.

Cash Flows From Investing Activities. Cash used in investing activities decreased $8.4 million in the three months ended March 31, 2006 compared to the three months ended March 31, 2005. Our principal cash investments are for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include non-network capital expenditures such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $1.7 million and $11.0 million for the three months ended March 31, 2005 and three months ended March 31, 2006, respectively. In 2005, network-related capital expenditures were primarily financed through our credit facility with Cisco Capital and, accordingly, were non-cash transactions. After giving consideration to non-cash purchases of property and equipment, capital expenditures increased $7.3 million. This increase is largely attributable to our investment in additional colocation facilities as part of our network grooming project and market expansion. The increase in capital expenditures was fully offset by an increase of $17.3 million in net cash flows from investment redemptions and purchases.

Non-cash Purchases of Property and Equipment. Purchases of property and equipment through our credit facility with Cisco Capital were recorded as non-cash purchases because they were directly financed by Cisco Capital without the exchange of cash for the assets that we purchased. Network capital expenditures include the purchase of integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs. Our non-cash purchases of property and equipment were $2.0 million in the three month period ended March 31, 2005.

As noted above, the balance of our debt under the Cisco Capital credit facility was repaid in November 2005 using the proceeds from our initial public offering and the facility was terminated. Therefore, there were no non-cash purchases of property and equipment after November 2005.

Our capital expenditures, which include both cash and non-cash purchases of property and equipment, were $3.7 million and $11.0 million in the three months ended March 31, 2005 and March 31, 2006, respectively. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. In addition, we incurred approximately $3.2 million for network grooming activities associated with the TRRO. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $42.0 million in 2006. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $0.3 million for the three months ended March 31, 2006 compared to cash used in financing activities of $2.3 million in the three months ended March 31, 2005. The principal components of cash flow provided by financing activities in the three months ended March 31, 2006 are proceeds from the exercise of stock options of $0.4 million offset by financing issuance cost of $0.1 million. The primary use of cash in the three months ended March 31, 2005 was the repayment of long-term debt and capital leases of $2.6 million offset by proceeds from long-term debt of $0.3 million. We had no payments on debt in 2006 due to the payoff of our debt after our initial public offering in November 2005.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan. We anticipate launching operations in five additional markets by the end of 2009, and our long term cash requirements include the capital necessary to fund this next phase of our market expansion. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to our five additional markets as they are launched on a staggered basis over the next three years. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand to cover projected cash needs.

Secured Revolving Line of Credit. In addition to the sources of cash noted above, On February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The following description of the Line of Credit briefly summarizes the facility’s terms and conditions that are material to us and is qualified in its entirety by reference to the full text of the credit agreement, which was filed with the SEC on a Form 8-K on February 14, 2006.

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

Covenants and Other Matters. The revolving line of credit requires us to comply with certain financial covenants, including minimum consolidated EBITDA, minimum leverage ratio, as determined by our debt divided by EBITDA, and maximum capital expenditures. We were in compliance with all such covenants at March 31, 2006.

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

Critical Accounting Policies

We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included herein, the following involved a higher degree of judgment and complexity, and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition. We recognize revenues when the services are delivered and earned. Revenue derived from local voice and data services is billed monthly in advance and deferred until earned at the end of the month. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Revenue derived from customer installation and activation, which represented less than 1% of total revenues in the three months ended March 31, 2005 and 2006, is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Although our historical customer churn rate would indicate approximately a four year average customer life, most of our customers enter a three year contract with us. Due to the length of time we have been operating, the initial term of most of our customer contracts has not yet expired. Accordingly, we do not have sufficient experience to estimate whether the average customer life will in fact exceed the term of the customer contract and use the shorter contract period for purposes of amortizing revenues and costs from customer installation and activation. Related installation and activation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized.

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

Stock-Based Compensation. Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated.

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation. Under this guidance, the Company recognized non-cash compensation expense for stock options by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

The impact of adopting SFAS 123(R) was an increase in stock-based compensation expense of approximately $0.7 million in the first quarter of 2006. Total stock-based compensation expense is expected to be between $4.0 million to $4.5 million for the year ended December 31, 2006. As of March 31, 2006, total unrecognized compensation cost related to non-vested awards totals approximately $9.3 million and is expected to be recognized over a period of 3.8 years.

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock-based compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At March 31, 2006, all investments were in short-term commercial paper that would be held to maturity and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

Item 4. CONTROLS AND PROCEDURES

Effectiveness of Our Disclosure Controls and Procedures

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

Item 1A. RISK FACTORS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2006.

Item 5. OTHER INFORMATION

Anthony M. Abate, a director of the Company, will not stand for reelection at the Company’s 2006 annual meeting scheduled to take place in June. Under Mr. Abate’s stock option agreements with the Company, he may, upon termination of his services to the Company, exercise any vested options for a period of 90 days after termination of service. In recognition of Mr. Abate’s service as a director of the Company, the compensation committee of the Company determined to accelerate the vesting and extend the exercise period of Mr. Abate’s options as described below.

The Company and Mr. Abate entered into an Amendment of Stock Option Agreements May 12, 2006, modifying the outstanding stock options granted to Mr. Abate under the Company’s 2002 Equity Incentive Plan such that upon effectiveness of his resignation as a director, all of Mr. Abate’s stock options not yet vested shall become fully vested as of June 23, 2006 and exercisable until December 31, 2006. The above description is qualified in its entirety by reference to the full text of the Amendment of Stock Option Agreements, a copy of which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6. EXHIBITS

Exhibit No	Description of Exhibit
10.1*	Amendment to Stock Option Agreements, dated May 12, 2006, by and between Cbeyond Communications, Inc. and Anthony M. Abate

10.2	Credit Agreement, dated February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on February 14, 2006)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND COMMUNICATIONS, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	President, Chairman of the Board and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Chief Financial Officer

Date: May 15, 2006

Exhibit Index

Exhibit No	Description of Exhibit
10.1*	Amendment to Stock Option Agreements, dated May 12, 2006, by and between Cbeyond Communications, Inc. and Anthony M. Abate

10.2	Credit Agreement, dated February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on February 14, 2006)

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.