Form 10-Q
period 2006-06-30
CBEYOND INC
filed 2006-08-14
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51588

CBEYOND, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3636526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Interstate North Parkway, Suite 300 Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

(678) 424-2400

(Registrant’s telephone number, including area code)

CBEYOND COMMUNICATIONS, INC.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 10, 2006
Common Stock, $0.01 par value per share	27,004,275 shares

Part I. Financial Information

Item 1. Financial Statements

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	December 31, 2005	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,752	$29,007
Marketable securities	10,170	3,000
Accounts receivable, net of allowance for doubtful accounts of $1,811 and $1,945, respectively	10,688	14,196
Prepaid expenses	3,395	4,511
Inventory	—	320
Other current assets	933	1,038

Total current assets	52,938	52,072

Property and equipment, net	57,068	65,893
Restricted cash equivalents	1,637	1,312
Deferred customer installation costs	511	548
Other non-current assets	2,678	2,162

Total assets	$114,832	$121,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,364	$5,065
Other accrued liabilities	29,989	36,208
Current portion of capital lease obligations	382	195

Total current liabilities	39,735	41,468

Deferred installation revenue	511	548

Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized, 26,560 and 26,993 shares issued and outstanding, respectively	266	270
Deferred stock compensation	(701)	(33)
Additional paid-in capital	230,797	234,084
Accumulated deficit	(155,776)	(154,350)

Total stockholders’ equity	74,586	79,971

Total liabilities and stockholders’ equity	$114,832	$121,987

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
Revenue
Customer revenue	$71,304	$97,398	$37,178	$50,939
Terminating access revenue	2,054	2,714	1,004	1,595

Total revenue	73,358	100,112	38,182	52,534

Operating expenses:
Cost of service (exclusive of depreciation and amortization of $9,783, $10,938, $5,050 and $5,537, respectively, shown separately below)	21,824	31,251	11,380	16,253
Selling, general and administrative (exclusive of depreciation and amortization of $1,869, $2,503, $928 and $1,327, respectively, shown separately below)	41,288	54,329	21,113	28,152
Depreciation and amortization	11,652	13,441	5,978	6,864

Total operating expenses	74,764	99,021	38,471	51,269

Operating income (loss)	(1,406)	1,091	(289)	1,265
Other income (expense):
Interest income	508	799	260	409
Interest expense	(1,315)	(46)	(684)	(38)
Loss on disposal of property and equipment	(273)	(293)	(194)	(136)
Other income (expense), net	(22)	—	(25)	—

Income (loss) before income taxes	(2,508)	1,551	(932)	1,500
Income tax expense	—	(125)	—	(94)

Net income (loss)	(2,508)	1,426	(932)	1,406
Dividends accreted on preferred stock	(4,869)	—	(2,484)	—

Net income (loss) available to common stockholders	$(7,377)	$1,426	$(3,416)	$1,406

Income (loss) per common share
Basic	$(50.18)	$0.05	$(21.96)	$0.05

Diluted	$(50.18)	$0.05	$(21.96)	$0.05

Weighted average number of common shares outstanding
Basic	147	26,696	156	26,760

Diluted	147	27,779	156	28,028

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2005	26,560	$266	$230,797	$(701)	$(155,776)	$74,586
Exercise of stock options	433	4	1,864	—	—	1,868
Employee stock-based compensation	—	—	2,084	—	—	2,084
Elimination of deferred stock compensation relating to employee options	—	—	(657)	657		—
Forfeitures of employee stock options	—	—	(9)	—	—	(9)
Non-employee stock-based compensation	—	—	—	11	—	11
Adjustment to offering costs	—	—	5	—	—	5
Net and comprehensive income	—	—	—	—	1,426	1,426

Balance at June 30, 2006	26,993	$270	$234,084	$(33)	$(154,350)	$79,971

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2006
Cash Flows from Operating Activities:
Net income (loss)	$(2,508)	$1,426
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,652	13,441
Provision for doubtful accounts	1,723	1,535
Loss on disposal of property and equipment	273	293
Interest expense offset by reduction in carrying value in excess of principal	(961)	—
Non-cash stock compensation expense	134	2,046
Amortization of stock options issued to vendors for services	18	—
Changes in operating assets and liabilities:
Accounts receivable	(4,396)	(5,043)
Inventory	—	(320)
Prepaid expenses and other current assets	(22)	(1,221)
Other assets	(1,437)	612
Accounts payable	(767)	(4,299)
Other accrued liabilities	4,281	6,219
Long-term deferred installation revenue	(5)	37

Net cash provided by operating activities	7,985	14,726

Cash Flow from Investing Activities:
Purchases of property and equipment	(6,319)	(22,545)
Decrease (increase) in restricted cash equivalents	(25)	325
Purchases of marketable securities	(9,839)	—
Proceeds on disposal of assets	—	6
Redemption of marketable securities	14,437	7,170

Net cash used in investing activities	(1,746)	(15,044)

Cash Flow from Financing Activities:
Proceeds from long-term debt	246	—
Repayment of long-term debt and capital leases	(5,908)	(187)
Excess tax benefit relating to share-based payments	—	40
Proceeds from exercise of stock options	116	1,868
Financing issuance costs	(55)	(148)

Net cash provided by (used in) financing activities	(5,601)	1,573

Net increase in cash and cash equivalents	638	1,255
Cash and cash equivalents at beginning of period	22,860	27,752

Cash and cash equivalents at end of period	$23,498	$29,007

Supplemental disclosure:
Interest paid	$2,276	$100

Non-cash purchases of property and equipment	$4,045	$—

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed services provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of June 30, 2006, these services were provided in the metropolitan Atlanta, Dallas, Denver, Houston, Chicago, and Los Angeles areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in the consolidation process.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates.

Inventories

We state our inventories at the lower of cost or market. Inventories consist primarily of mobile devices and are stated using the first-in, first-out (“FIFO”) method. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of sales.

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

Revenue derived from customer installation is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Related installation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized. Mobile handset revenue is recognized at the time of shipment.

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, the Company records any promotion as a reduction in revenue when earned by the customer. For promotions earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. During the three and six months ended June 30, 2006, the Company recognized approximately $870 and $922, respectively, as reductions of certain promotional obligations to customers that were accrued in prior periods. These reductions adjust the liability to the amount the Company estimates will ultimately be earned and claimed by its customers. The Company did not record these amounts previously because sufficient historical information did not exist to reasonably estimate these amounts for certain promotional obligations.

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

The Company is currently using Regular and Alternative Minimum Tax, or AMT, net operating losses to offset taxable income expected to be generated for the year. The Company is evaluating whether any net operating losses are limited due to changes in ownership.

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. As the Company reported a net loss attributable to common stockholders for the three and six months ended June 30, 2005, the conversion of Preferred Stock and the exercise of stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share because their effect is anti-dilutive. For the three and six months ended June 30, 2006, the Company reported net income, and accordingly considered the dilutive effect of stock options outstanding during the periods. For purposes of the calculation of diluted earnings per share for the three and six months ended June 30, 2006, an additional 1,268 and 1,083 shares, respectively, were added to the denominators because they are dilutive for the periods. Weighted average shares issuable upon the exercise of stock options that were not included in the calculations of diluted earnings per share were 158 and 1,251 for the three and six months ended June 30, 2006, respectively. Such shares were not included because they were anti-dilutive.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections -A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principal in the absence of explicit transition requirements specific to the newly adopted accounting principal. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. SFAS 154 is effective for financial statements for fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 effective January 1, 2006 and the adoption of this statement did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations, cash flows and financial position.

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

The Company recorded stock-based compensation expense of $1,264 and $2,046 in the three and six months ended June 30, 2006, respectively. Compensation is recorded over the vesting period directly to paid-in capital. Thus, the Company eliminated the deferred compensation balance relating to employee stock options as of January 1, 2006 with an offsetting reduction to additional paid-in capital.

The following disclosure shows what our net loss and net loss per share available to common stockholders would have been using the fair value compensation model under SFAS 123(R) for the three and six months ended June 30, 2005:

	Six Months Ended June 30, 2005	Three Months Ended June 30, 2005
Net loss available to common stockholders:
As reported	$(7,377)	$(3,416)
Add: Stock-based employee compensation expense included in reported net loss	133	56
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(1,443)	(753)

Pro forma in accordance with SFAS No. 123(R)	$(8,687)	$(4,113)

Net loss attributable to common stockholders per common share:
Basic and diluted as reported	$(50.18)	$(21.96)
Basic and diluted pro forma in accordance with SFAS No. 123(R)	$(59.10)	$(26.44)

Stock Based Compensation Plans

In November 2005, in connection with the Company’s Initial Public Offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (“Incentive Plan”). The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights. At June 30, 2006, the number of shares of common stock that may be issued pursuant to the Plan is 2,191. Substantially all of the options granted under the Incentive Plan following the 2005 Initial Public Offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock will be determined by the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. Options expire 10 years after the grant date.

In November 2002, in connection with the Company’s recapitalization, the Company adopted the Cbeyond Communications, Inc. 2002 Equity Incentive Plan (“2002 Plan”) and issued 1,621 and 295 options thereunder with respective vesting periods of two and three years. The 2002 Plan permits the grant of nonqualified stock options, incentive stock options and stock purchase rights. The number of shares of common stock that may be issued pursuant to the 2002 Plan is 3,608. Substantially all of the options granted under the 2002 Plan following the 2002 recapitalization vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options issued under the 2002 Plan were granted at exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant. For each fiscal year since the 2002 recapitalization and prior to the Company’s Initial Public Offering in November 2005, the Company had determined the fair value of its common stock by using independent external valuation events such as arms-length transactions in the Company’s shares, significant business milestones that may have affected the value of the Company’s business, and internal valuation estimates based on discounted cash flow analysis of our financial results or other metrics, such as multiples of revenue and adjusted EBITDA. Options expire 10 years after the grant date.

A summary of changes in outstanding options for the period ended June 30, 2006 is presented in the table below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,643	$6.60
Granted	905	13.56
Forfeited	(96)	12.31
Expired	(11)	6.16
Exercised	(429)	4.36

Outstanding at June 30, 2006	4,012	$8.28

Exercisable at June 30, 2006	2,057	$5.03
Weighted average remaining contractual term of options outstanding at June 30, 2006	7.8
Weighted average remaining contractual term of options currently exercisable at June 30, 2006	6.8
Aggregate intrinsic value of outstanding options at June 30, 2006	$54,304

The fair value of these options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Six Months Ended:
	June 30, 2005	June 30, 2006
Risk-free interest rate	3.5%	4.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	51.9%	62.4%
Suboptimal exercise barrier	2.46	2.81

Expected volatilities are based on historical volatilities experienced by companies considered representative of Cbeyond in terms of industry and/or life cycle stage. We also use historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. Using these assumptions, the weighted average fair values of the stock options granted are $11.83 and $13.56 per share during the six months ended June 30, 2005 and 2006, respectively.

Options with graded vesting are valued as multiple awards and expensed on a straight line basis over the vesting period. The amount of compensation cost recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. During the six months ended June 30, 2005 and 2006, the Company issued 30 and 429 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the six months ended June 30, 2005 and 2006 based on market value at the exercise dates was $280 and $5,821, respectively. As of June 30, 2006, unrecognized compensation cost related to unvested stock option awards totals approximately $12,353 and is expected to be recognized over a weighted-average period of 1.97 years.

Note 4. Income Taxes

The provision for income taxes during the three and six months ended June 30, 2006 consisted of $94 and $125, respectively, of estimated alternative minimum tax (AMT) expected to be due at year-end, based on current annual book and taxable income projections. The AMT tax results from the ability to offset only 90% of AMT net operating losses against AMT taxable income. The AMT results in a credit that will be used to offset income taxes due in future periods, when and if the Company pays regular income tax.

The Company reported net income for the six months ended June 30, 2006 and expects net income for the year ending December 31, 2006 based on management’s current projections. The Company has recorded alternative minimum taxes at an estimated annual effective tax rate of 8% for the six months ended June 30, 2006 in accordance with interim reporting requirements of SFAS 109, and APB Opinion No. 28, “Interim Financial Reporting.”

The Company continues to maintain a valuation allowance against its net deferred tax assets due to uncertainty of future income or tax planning opportunities. To the extent the Company reports income in future periods, the Company intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Also under FAS 123(R), deferred tax assets resulting from expected future tax deductions are offset by a full valuation allowance and future excess tax deductions will result in an increase to Additional Paid-in-Capital. Further under this new standard, the Company continues to follow the with-and-without approach and considers the impact of excess stock option deductions last when computing its income tax provision.

The Company is currently using Regular and Alternative Minimum Tax, or AMT, net operating losses to offset taxable income expected to be generated for the year. The Company is evaluating whether any net operating losses are limited due to changes in ownership.

Note 5. Other Accrued Liabilities

The table below is a breakout of the Company’s other accrued liabilities:

	December 31, 2005	June 30, 2006
Accrued compensation and benefits	$5,076	$4,133
Accrued taxes	6,167	7,849
Accrued telecommunications costs	9,445	11,829
Accrued professional fees	1,204	915
Deferred rent	2,135	3,702
Deferred customer revenue	3,447	5,443
Deferred installation revenue	654	688
Other accrued expenses	1,861	1,649

Total other accrued liabilities	$29,989	$36,208

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

The asset totals disclosed by segment are directly managed at the segment level and include accounts receivable and certain fixed assets uniquely identifiable with the operations of a particular segment. Corporate assets primarily include cash and cash equivalents, marketable securities, fixed assets, and other assets.

The table below presents selected financial information about the Company’s reportable segments:

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
Revenue:
Atlanta	$25,402	$30,795	$13,046	$15,932
Dallas	20,035	24,591	10,321	12,690
Denver	22,494	28,542	11,660	14,773
Houston	5,128	11,519	2,862	6,302
Chicago	299	4,456	293	2,636
Los Angeles	—	209	—	201

Total revenue	$73,358	$100,112	$38,182	$52,534

Adjusted EBITDA:
Atlanta	$14,541	$18,026	$7,540	$9,386
Dallas	8,268	10,922	4,455	5,644
Denver	11,709	15,265	6,085	7,919
Houston	(190)	3,121	74	2,001
Chicago	(3,318)	(1,696)	(1,822)	(615)
Los Angeles	—	(2,467)	—	(1,438)
Corporate	(20,612)	(26,593)	(10,576)	(13,504)

Total Adjusted EBITDA	$10,398	$16,578	$5,756	$9,393

Operating income (loss):
Atlanta	$11,505	$15,166	$6,016	$7,993
Dallas	5,625	8,177	3,113	4,277
Denver	9,142	12,720	4,779	6,643
Houston	(879)	1,887	(301)	1,349
Chicago	(3,476)	(2,347)	(1,976)	(965)
Los Angeles	—	(2,614)	—	(1,585)
Corporate	(23,323)	(31,898)	(11,920)	(16,447)

Total operating income (loss)	$(1,406)	$1,091	$(289)	$1,265

Depreciation and amortization expense:
Atlanta	$3,036	$2,862	$1,524	$1,395
Dallas	2,643	2,745	1,342	1,367
Denver	2,567	2,545	1,306	1,276
Houston	689	1,234	375	652
Chicago	158	651	154	350
Los Angeles	—	147	—	147
Corporate	2,559	3,257	1,277	1,677

Total depreciation and amortization	$11,652	$13,441	$5,978	$6,864

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
Capital expenditures:
Atlanta	$1,965	$3,051	$1,365	$1,655
Dallas	1,287	4,662	816	2,180
Denver	1,744	2,881	1,043	1,134
Houston	1,653	2,004	1,142	787
Chicago	1,650	1,443	1,029	698
Los Angeles	93	1,663	93	816
Corporate	1,972	6,841	1,138	4,264

Total capital expenditures	$10,364	$22,545	$6,626	$11,534

Total assets:
Atlanta			$12,525	$13,796
Dallas			11,161	13,920
Denver			11,753	12,528
Houston			7,258	11,059
Chicago			4,079	7,428
Los Angeles			—	3,835
Corporate			51,094	59,421

Total assets			$97,870	$121,987

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
Reconciliation of Adjusted EBITDA to net income (loss):
Total Adjusted EBITDA for reportable segments	$10,398	$16,578	$5,756	$9,393
Depreciation and amortization	(11,652)	(13,441)	(5,978)	(6,864)
Non-cash stock option compensation	(152)	(2,046)	(67)	(1,264)
Interest income	508	799	260	409
Interest expense	(1,315)	(46)	(684)	(38)
Loss on disposal of property and equipment	(273)	(293)	(194)	(136)
Other income, net	(22)	—	(25)	—
Income tax expense	—	(125)	—	(94)

Net income (loss)	$(2,508)	$1,426	$(932)	$1,406

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

The Company estimated the probable liability for implementation of certain provisions of the TRRO and has accrued approximately $3,394 through June 30, 2006 for these liabilities, $926 of which was charged to cost of service in the quarter ended June 30, 2006. The cumulative estimate includes $2,637 for the total cost impact related to wire centers and transport routes deemed sufficiently competitive and $757 for costs associated with the caps imposed on the number of circuits that the Company may have on a single route or into a single building. This estimate is for all markets and is based on special access rates available under volume and/or term pricing plans, which represent the low end of the range for special access pricing. Special access pricing is also available under month to month pricing plans, which are at substantially higher rates and represent the high end of the range for special access pricing. The Company believes volume and/or term pricing plans are the most probable pricing regime it will be subject to based largely on its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist. However, the June 30, 2006 accrual would increase by approximately $1,890 if it were based on the higher month to month rates.

Georgia Regulatory Ruling

In February 2006, the Georgia Public Service Commission (the “PSC”) adopted a recommendation by the staff of the PSC to implement increased rates for the lease of unbundled network elements provided by BellSouth. This recommendation relates to a complaint filed by BellSouth in 2003 with the PSC. The increase rates implemented by the PSC are applicable going forward and on a retroactive basis back to September 2003. The Company estimated and accrued approximately $1,471 through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in the fourth quarter of 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively. During the six months ended June 30, 2006, the Company accrued an additional $594 relating to the new pricing, resulting in a total accrual of $2,065 as of June 30, 2006. Although the Company continues to negotiate the final settlement of the retroactive payment due, the recorded accrual represents management’s best estimate of the ultimate settlement of this matter.

General Regulatory Contingencies

The Company operates in a highly regulated industry and is subject to regulation and oversight by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts, such as the Georgia PSC ruling discussed above. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to the Company’s results of operations. In addition, the Company is always at risk of non-compliance, which can result in fines and assessments. The Company regularly evaluates the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual in accordance with Statement of Financial Accounting Standard No. 5, “Accounting for Contingencies”. However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.

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

Overview

We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in selected large metropolitan areas. We provide these services through bundled packages of local and long distance voice services and broadband Internet services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of one, two or three years. We currently operate in Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles.

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

We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets approximately 18 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas, Denver and Houston within 17 months from launch in each market. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape and our costs to obtain unbundled network elements from the local telephone company in each market, including elements such as loops, dedicated transport, circuit switching and operational support systems. We divide our business into six operating segments: Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles.

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

Revenue

The majority of our customers buy our BeyondVoice I package, which serves customers with 5-14 local voice lines, or generally 30 or fewer employees. We also sell BeyondVoice II to customers with 15-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum bandwidth of 4.5 Mbps. We believe that our customers highly value the level of bandwidth offered with our services. As of June 30, 2006, approximately 85.4% of our customer base had BeyondVoice I 13.8% had BeyondVoice II, and 0.8% had BeyondVoice III.

In the quarter ended June 30, 2006, we recorded a change in estimate for breakage of $0.9 million related to certain customer promotional liabilities recorded in prior periods. These promotional obligations were recorded at their maximum amount in prior periods due to the lack of sufficient historical experience required under U.S. generally accepted accounting principles (GAAP) to estimate the amounts that would ultimately be claimed by customers. As of June 30, 2006, we are estimating and recognizing breakage on substantially all customer promotions and, accordingly, do not expect significant future changes in estimates.

Average monthly revenue per customer location was $762 and $761, respectively, for the three and six months ended June 30, 2005. As of June 30, 2006, average monthly revenue per customer location increased to $768 for the three month period ended and declined to $757 for the six month period ended. Average monthly revenue per customer location increased from $751 in the quarter ended March 31, 2006 to $768 for the quarter ended June 30, 2006. The $768 for the quarter ended June 30, 2006 includes $13 for the effect of the change in estimate relating to customer promotional liabilities described above. We expect average monthly revenue per customer location to be relatively stable in future quarters or grow moderately due to increased revenue from our mobile service and other value-added applications. Customer revenues represented approximately 97.4% and 97.3% of total revenues in 2005 and for the first six months of 2006, respectively. Revenues from access charges paid to us by other communications companies to terminate calls to our customers represented approximately 2.6% and 2.7% of revenues in 2005 and for the first six months of 2006, respectively.

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

We receive service credits from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the enactment of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors as noted that impact the amount and timing of certain service credits and performance penalties, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize service credits and performance penalties as offsets to cost of service when the ultimate resolution and amount are known. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

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

Depreciation and Amortization Expense. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. We generally depreciate network-related equipment, software and IT equipment, which represents the majority of our assets, over either a three year or five year period. We depreciate furniture over seven years. The value of leasehold improvements is generally amortized over two to five years, which is the shorter of the respective lease term or duration of economic benefit of the assets.

Interest Expense (Net). Interest expense (net) consists of interest charges paid on our long-term debt through our credit facility with Cisco Capital, interest charges recognized under capital lease obligations incurred in connection with certain software licenses, interest income earned on cash and cash equivalents, marketable securities, restricted cash equivalents, and non-cash income recognized through the amortization of a portion of the gain recorded in connection with the restructuring of our debt in November 2002. In November 2005, we repaid the full balance of our debt with Cisco Capital and the credit facility was terminated.

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

The definition in AU Section 325 is consistent with the definition of material weakness as defined by the Public Company Accounting Oversight Board in Auditing Standard No. 2. AS No. 2 (AS No. 2) contains the requirements for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Unlike AS No. 2, however, under which internal control over financial reporting is considered at year-end, the AICPA standards involve the assessment of reportable conditions and material weaknesses over the periods under audit.

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

Results of Operations

Revenue and Cost of Service (Dollar amounts in thousands)

	June 30, 2005		June 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Revenue:
Customer revenue	$37,178	97.4%	$50,939	97.0%	$13,761	37.0%
Terminating access revenue	1,004	2.6%	1,595	3.0%	591	58.9%

Total revenue	38,182		52,534		14,352	37.6%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	5,874	15.4%	7,604	14.5%	1,730	29.5%
Other costs of service	5,902	15.5%	9,012	17.2%	3,110	52.7%
Service credits and performance penalties	(396)	-1.0%	(363)	-0.7%	33	-8.3%

Total cost of service	11,380	29.8%	16,253	30.9%	4,873	42.8%

Gross margin (exclusive of depreciation and amortization):	$26,802	70.2%	$36,281	69.1%	$9,479	35.4%

Customer data:
Locations at period end	17,435		23,714		6,279	36.0%

Average revenue per customer location (three months)	$762		$768		$6	0.8%

	June 30, 2005		June 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Six Months Ended
Revenue:
Customer revenue	$71,304	97.2%	$97,398	97.3%	$26,094	36.6%
Terminating access revenue	2,054	2.8%	2,714	2.7%	660	32.1%

Total revenue	73,358		100,112		26,754	36.5%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	11,363	15.5%	15,294	15.3%	3,931	34.6%
Other costs of service	11,351	15.5%	16,656	16.6%	5,305	46.7%
Service credits and performance penalties	(890)	-1.2%	(699)	-0.7%	191	-21.5%

Total cost of service	21,824	29.7%	31,251	31.2%	9,427	43.2%

Gross margin (exclusive of depreciation and amortization):	$51,534	70.3%	$68,861	68.8%	$17,327	33.6%

Customer data:
Locations at period end	17,435		23,714		6,279	36.0%

Average revenue per customer location (six months)	$761		$757		$(4)	-0.5%

Revenue. Revenue increased 37.6% and 36.5%, respectively, for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. The increase in revenue resulted from the 36.0% increase in customers from June 30, 2005 to June 30, 2006, the increased use of applications by our customers, and, as discussed above, recognizing breakage of $0.9 million in the three months ended June 30, 2006 related to certain customer promotional liabilities recorded in prior periods. Average monthly revenue per customer location improved by 0.8% and declined by 0.5%, respectively, for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005. We expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately due to increased revenue from our mobile service and other value-added applications. Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the three month comparison period primarily due to a change in estimate of $0.2 million related to prior periods. Our segment contributions to the increase in revenue in the three and six month periods ended June 30, 2006 as compared to the three and six month periods ended June 30, 2005, respectively, were $2.9 million and $5.4 million from Atlanta, $2.4 million and $4.6 million from Dallas, $3.1 million and $6.0 million from Denver, $3.4 million and $6.4 million from Houston, and $2.3 million and $4.2 million from Chicago. Los Angeles, which was launched in March 2006, had revenues of $0.2 million for both the three and six months ended June 30, 2006.

Cost of Service. Cost of service increased 42.8% and 43.2%, respectively, from the three and six month periods of 2006 compared to the same three and six month periods of 2005. As a percentage of total revenue, cost of service increased from 30% in both the three and six months ended June 30, 2005 to 31% in both the three and six months ended June 30, 2006. The increase in cost of service was largely attributable to the 36.0% increase in the number of customers from June 30, 2005 to June 30, 2006. The increase in cost of service beyond the growth in customers, as well as the increase as a percentage of revenue, relates primarily to the impact of regulatory changes, an increased level of installation charges to effect circuit changes in connection with our network optimization plan in response to the TRRO, and to a decrease in the level of service credits and performance penalties. Service credits, which are recognized as offsets to cost of service, arise from billing and service disputes between telecommunications carriers and us.

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

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees. As a percent of revenue, other costs of service increased for the three and six months ended June 30, 2006, primarily due to the impact of our network grooming activities related to TRRO and to the launch of our mobile product. Network grooming activities primarily consist of optimizing our network architecture so that it minimizes our circuit cost structure.

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

We are able to estimate the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $3.4 million through June 30, 2006 for these increased costs, $1.7 million of which was charged to cost of service in the six months ended June 30, 2006. This estimate includes $1.3 million for the total cost impact related to wire centers and transport routes determined to be sufficiently competitive to be subject to the FCC’s new rules. For costs associated with the caps imposed on the number of circuits that we may have on a single route or into a single building, approximately $0.4 million is reflected in cost of service through June 30, 2006. This estimate is for all markets and is based on special access rates available under volume and/or term pricing plans, which represent the low end of the range for special access pricing. Special access pricing is also available under month-to-month pricing plans, which are at substantially higher rates and represent the high end of the range for special access pricing. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based largely on our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist. However, the June 30, 2006 accrual would increase by approximately $1.9 million if it were based on the higher month-to-month rates.

Certain aspects of the new FCC rules are subject to ongoing court challenges and the implementation of the new FCC rules is subject to multiple interpretations. We cannot predict the results of future court rulings, or how the FCC may respond to any such rulings, or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions. For instance, state regulatory rulings during 2005 and 2006 have reduced circuit access fees in our Texas markets and increased rates in the Atlanta market. We began realizing benefits from the Texas state regulatory ruling in the second quarter of 2005.

We made changes in our network architecture to respond to the increases in transport circuit costs in order to mitigate the impact of the FCC rule changes. We recorded $0.8 million in installation expenses from network architecture changes associated with the TRRO during the quarter ended March 31, 2006 and an additional $0.5 million in TRRO-related installation charges during the quarter ended June 30, 2006. Our network optimization project undertaken in response to the TRRO was completed in the quarter ended June 30, 2006. Inspired by the TRRO-related project, we began additional network optimization efforts during the quarter ended June 30, 2006 and incurred an additional $0.2 million in installation expenses in connection with that project, which we expect will continue during the remainder of 2006. Until these efforts are complete, we expect our circuit access fees and transport charges to increase in the short- term. Transport charges have increased as a percentage of revenue from 2.4% to 3.8% for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005.

Selling, General and Administrative (Dollar amounts in thousands)

	June 30, 2005		June 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Selling, general and administrative (exclusive of depreciation and amortization);
Salaries, wages and benefits	$13,387	35.1%	$18,111	34.5%	$4,724	35.3%
Marketing costs	404	1.1%	844	1.6%	440	108.9%
Other selling, general and administrative	7,322	19.2%	9,197	17.5%	1,875	25.6%

Total SG&A	$21,113	55.3%	$28,152	53.6%	$7,039	33.3%

	June 30, 2005		June 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Six Months Ended
Selling, general and administrative (exclusive of depreciation and amortization);
Salaries, wages and benefits	$26,580	36.2%	$35,508	35.5%	$8,928	33.6%
Marketing costs	794	1.1%	1,130	1.1%	336	42.3%
Other selling, general and administrative	13,914	19.0%	17,691	17.7%	3,777	27.1%

Total SG&A	$41,288	56.3%	$54,329	54.3%	$13,041	31.6%

Other data:
Employees	665		830		165	24.8%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased at a slower rate than our revenue or customers for both the three and six month periods ended June 30, 2006. This is evidenced by its decline as a percentage of revenue from 55.3 % and 56.3%, respectively, in the three and six month periods ended June 30, 2005 to 53.6% and 54.3%, respectively, in the three and six month periods ended June 30, 2006. We expect selling, general and administrative costs to continue to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in our expenses. However, this decrease was diminished by costs associated with the March 2006 launch of operations in Los Angeles, our introduction of mobile services in all our markets during the first quarter of 2006, and increased cost associated with being a public company.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods. The primary factor increasing this category of costs is the growth in employees. However, the adoption of SFAS 123(R) and the increase in the cost of benefits, such as medical insurance payments made by the company per employee caused this expense to increase at a faster rate than the number of employees.

Marketing costs, including advertising, increased both in absolute dollars and as a percent of revenues for all comparison periods. Our marketing costs are expected to increase as we add customers and expand to new markets in an increasingly competitive environment.

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

Depreciation and Amortization (Dollar amounts in thousands)

	June 30, 2005		June 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Depreciation and amortization	$5,978	15.7%	$6,864	13.1%	$886	14.8%

	June 30, 2005		June 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Six Months Ended
Depreciation and amortization	$11,652	15.9%	$13,441	13.4%	$1,789	15.4%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.9 million and $1.8 million between the three and six month periods ended June 30, 2005 and 2006, respectively. Depreciation and amortization expense increased because new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated. The increase in depreciation and amortization expense was primarily due to increased capital expenditures tracking customer growth.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	June 30, 2005		June 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Interest income	$260	0.7%	$409	0.8%	$149	57.3%
Interest expense	(684)	-1.8%	(38)	-0.1%	646	-94.4%
Loss on disposal of assets	(194)	-0.5%	(136)	-0.3%	58	-29.9%
Other income, net	(25)	-0.1%	—	0.0%	25	-100.0%
Income tax expense	—	0.0%	(94)	-0.2%	(94)	nm

Total	$(643)	-1.7%	$141	0.3%	$784	-121.9%

	June 30, 2005		June 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Six Months Ended
Interest income	$508	0.7%	$799	0.8%	$291	57.3%
Interest expense	(1,315)	-1.8%	(46)	0.0%	1,269	-96.5%
Loss on disposal of assets	(273)	-0.4%	(293)	-0.3%	(20)	7.3%
Other income, net	(22)	0.0%	—	0.0%	22	-100.0%
Income tax expense	—	0.0%	(125)	-0.1%	(125)	nm

Total	$(1,102)	-1.5%	$335	0.3%	$1,437	-130.4%

Interest Income. Interest income increased for both the three and six month periods ended June 30, 2006 as a result of higher interest rates during 2006.

Interest Expense. Interest expense decreased $0.6 million for the three month period ended June 30, 2006 and $1.3 million for the six month period ended June 30, 2006 compared to June 30, 2005. The decrease in interest expense between the periods resulted from the payoff of our debt with Cisco Capital in November 2005. The balance for 2006 relates primarily to commitment fees under our revolving credit facility.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment decreased $0.1 million for the three month period ended June 30, 2006 and increased slightly for the six month period ended June 30, 2006 compared to June 30, 2005. Our loss principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows, and the write-off of certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Other income, net. Other income, net primarily represented adjustments to the carrying value of certain interest rate sensitive investments to reflect market value changes. These investments were converted to other investments in the first quarter of 2005, resulting in no amount being recorded to this account in 2006.

Income tax expense. Income tax expense increased for the three and six month periods ended June 30, 2006 compared to the three and six month periods ended June 30, 2005 due to estimated alternative minimum tax based on current annual book and taxable income projections.

Net Income (Loss). Net income increased $2.3 million and $3.9 million for the three and six month periods ended June 30, 2006 from the three and six month periods ended June 30, 2005, respectively. The improved results arose primarily from increases in revenues exceeding increases in selling, general and administrative expenses and depreciation and amortization expense. Another significant factor relates to the reduction of interest expense due to the payoff of our debt with Cisco Capital in November 2005.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to the Condensed Consolidated Financial Statements. At June 30, 2006, our segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles. The balance of our operations is in our Corporate group, which operations consist of corporate executive, administrative and support functions and unallocated centralized operations, which includes network operations, customer care and provisioning. We do not allocate these Corporate costs to the other segments and believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. In addition to segment results, we use total adjusted EBITDA to assess the operating performance of the overall business. Because our chief executive officer, who is our chief operating decision maker, primarily evaluates the performance of our segments on the basis of adjusted EBITDA, we believe that segment adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure our operating results and assess performance, and each segment’s revenue and adjusted EBITDA is presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, taxes, depreciation and amortization. However, we use the non-GAAP financial measure adjusted EBITDA, and that, in our case, when applicable, further excludes stock-based compensation expense, write-off of public offering costs, gain recognized on troubled debt restructuring, gain or loss on asset dispositions and other non-operating income or expense. We have presented adjusted EBITDA because this financial measure, in combination with revenue and operating expense, is an integral part of the internal reporting system used by our management to assess and evaluate the performance of our business and its operating segments both on a consolidated and on an individual basis.

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

Our segment data is presented below: (Dollar amounts in thousands)

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
Revenue:
Atlanta	$25,402	$30,795	$13,046	$15,932
Dallas	20,035	24,591	10,321	12,690
Denver	22,494	28,542	11,660	14,773
Houston	5,128	11,519	2,862	6,302
Chicago	299	4,456	293	2,636
Los Angeles	—	209	—	201

Total revenue	$73,358	$100,112	$38,182	$52,534

Adjusted EBITDA:
Atlanta	$14,541	$18,026	$7,540	$9,386
Dallas	8,268	10,922	4,455	5,644
Denver	11,709	15,265	6,085	7,919
Houston	(190)	3,121	74	2,001
Chicago	(3,318)	(1,696)	(1,822)	(615)
Los Angeles	—	(2,467)	—	(1,438)
Corporate	(20,612)	(26,593)	(10,576)	(13,504)

Total Adjusted EBITDA	$10,398	$16,578	$5,756	$9,393

Operating profit (loss):
Atlanta	$11,505	$15,166	$6,016	$7,993
Dallas	5,625	8,177	3,113	4,277
Denver	9,142	12,720	4,779	6,643
Houston	(879)	1,887	(301)	1,349
Chicago	(3,476)	(2,347)	(1,976)	(965)
Los Angeles	—	(2,614)	—	(1,585)
Corporate	(23,323)	(31,898)	(11,920)	(16,447)

Total operating loss	$(1,406)	$1,091	$(289)	$1,265

Depreciation and amortization expense:
Atlanta	$3,036	$2,862	$1,524	$1,395
Dallas	2,643	2,745	1,342	1,367
Denver	2,567	2,545	1,306	1,276
Houston	689	1,234	375	652
Chicago	158	651	154	350
Los Angeles	—	147	—	147
Corporate	2,559	3,257	1,277	1,677

Total depreciation and amortization	$11,652	$13,441	$5,978	$6,864

Capital expenditures:
Atlanta	$1,965	$3,051	$1,365	$1,655
Dallas	1,287	4,662	816	2,180
Denver	1,744	2,881	1,043	1,134
Houston	1,653	2,004	1,142	787
Chicago	1,650	1,443	1,029	698
Los Angeles	93	1,663	93	816
Corporate	1,972	6,841	1,138	4,264

Total capital expenditures	$10,364	$22,545	$6,626	$11,534

Total assets:
Atlanta			$12,525	$13,796
Dallas			11,161	13,920
Denver			11,753	12,528
Houston			7,258	11,059
Chicago			4,079	7,428
Los Angeles			—	3,835
Corporate			51,094	59,421

Total assets			$97,870	$121,987

	Six Months Ended June 30,		Three Months Ended June 30,
	2005	2006	2005	2006
Reconciliation of Adjusted EBITDA to Net income (loss):
Total Adjusted EBITDA for reportable segments	$10,398	$16,578	$5,756	$9,393
Depreciation and amortization	(11,652)	(13,441)	(5,978)	(6,864)
Non-cash stock option compensation	(152)	(2,046)	(67)	(1,264)
Interest income	508	799	260	409
Interest expense	(1,315)	(46)	(684)	(38)
Loss on disposal of property and equipment	(273)	(293)	(194)	(136)
Other income, net	(22)	—	(25)	—
Income tax expense	—	(125)	—	(94)

Net income (loss)	$(2,508)	$1,426	$(932)	$1,406

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

Liquidity and Capital Resources (Dollar amounts in thousands)

	Six Months Ended June 30,		Change from Previous Period
	2005	2006	Dollars	Percent
Cash Flows:
Provided by operating activities	$7,985	$14,726	$6,741	84.4%
Used in investing activities	(1,746)	(15,044)	(13,298)	761.6
Provided by (used in) financing activities	(5,601)	1,573	7,174	-128.1

Net increase in cash and cash equivalents	$638	$1,255	$617	96.7%

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

Cash Flows From Operations. Cash provided by operating activities was $8.0 million in the six months ended June 30, 2005 and $14.7 million in the six months ended June 30, 2006. The increase in cash provided by operating activities of $6.7 million from the six months ended June 30, 2005 to the six months ended June 30, 2006 is primarily comprised of an increase in net income from a net loss of $2.5 million in the six months ended June 30, 2005 to a net income of $1.4 million in the six months ended June 30, 2006, an elimination of $1.0 million in interest expense associated with the reduction in carrying value in excess of principal resulting from the restructuring of a portion of our Cisco Capital debt in 2002, an increase of $1.9 million in non-cash stock compensation expense associated with the adoption of SFAS 123(R), an increase in depreciation and amortization expense of $1.8 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our new operations in Chicago and Los Angeles, an increase in other assets of $2.0 million, and an increase in other accrued expenses of $1.9 million. This was primarily offset by a decrease of $3.5 million in accounts payable, a decrease of $1.2 million in prepaid expenses and other current assets, and a decrease of $0.6 million in net accounts receivable.

Cash Flows From Investing Activities. Cash used in investing activities increased $13.3 million in the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures, such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs, and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $6.3 million and $22.5 million for the six months ended June 30, 2005 and six months ended June 30, 2006, respectively. In 2005, network-related capital expenditures were primarily financed through our credit facility with Cisco Capital and, accordingly, were non-cash transactions. After giving consideration to non-cash purchases of property and equipment, capital expenditures increased $12.2 million. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. In addition, we have incurred approximately $4.3 million in the six months ended

June 30, 2006 for network grooming activities primarily associated with the TRRO. We expect that future capital expenditures will continue to be concentrated in these areas and that total capital expenditures will be approximately $42.0 million in 2006. We believe that capital efficiency is a key advantage of the IP-based network technology we employ. The increase in capital expenditures was partially offset by an increase of $2.6 million in net cash flows from investment redemptions and purchases.

Non-cash Purchases of Property and Equipment. Purchases of property and equipment through our credit facility with Cisco Capital were recorded as non-cash purchases because they were directly financed by Cisco Capital without the exchange of cash for the assets that we purchased. Network capital expenditures include the purchase of integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs. Our non-cash purchases of property and equipment were $4.0 million in the six month period ended June 30, 2005.

As noted above, the balance of our debt under the Cisco Capital credit facility was repaid in November 2005 using the proceeds from our initial public offering and the facility was terminated. Therefore, there were no non-cash purchases of property and equipment after November 2005.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $1.6 million for the six months ended June 30, 2006 compared to cash used in financing activities of $5.6 million in the six months ended June 30, 2005. The principal components of cash flow provided by financing activities in the six months ended June 30, 2006 are proceeds from the exercise of stock options of $1.9 million offset by repayment of long-term debt and capital leases of $0.2 million and financing issuance cost of $0.2 million. The primary use of cash in the six months ended June 30, 2005 was the repayment of long-term debt and capital leases of $5.9 million offset by proceeds from long-term debt of $0.2 million. We had no payments on debt in 2006 due to the payoff of our debt after our initial public offering in November 2005.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan. We anticipate launching operations in three additional markets during 2007 and at least two more markets by the end of 2009, and our long-term cash requirements include the capital necessary to fund this next phase of our market expansion. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to our five additional markets as they are launched on a staggered basis over the next three years. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand to cover projected cash needs.

Secured Revolving Line of Credit. In addition to the sources of cash noted above, On February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The following description of the Line of Credit briefly summarizes the facility’s terms and conditions that are material to us and is qualified in its entirety by reference to the full text of the credit agreement, which was filed with the SEC on a Form 8-K on February 14, 2006. As of June 30, 2006, there were no amounts drawn down on the Line Credit.

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

Covenants and Other Matters. The revolving line of credit requires us to comply with certain financial covenants, including minimum consolidated EBITDA, minimum leverage ratio, as determined by our debt divided by EBITDA, and maximum capital expenditures. We were in compliance with all such covenants at June 30, 2006.

The revolving line of credit also includes certain negative covenants restricting or limiting our ability to, among other things:

•	declare dividends or redeem or repurchase capital stock or make other stockholder distributions;

•	prepay, redeem or purchase certain debt;

•	guarantee or incur additional debt, other than certain permitted indebtedness, including permitted purchase money indebtedness and capital leases;

•	engage in sale-leaseback transactions;

•	make loans or investments;

•	grant liens or other security interests to third parties, other than in connection with permitted indebtedness and capital leases;

•	engage in mergers, acquisitions, investments in other businesses, or other business combinations;

•	transfer assets;

•	change our fiscal reporting periods or method of accounting; and

•	enter into transactions with affiliates.

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

Revenue derived from customer installation, which represented less than 1% of total revenues in the three and six months ended June 30, 2005 and 2006, is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Related installation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized. Mobile handset revenue is recognized at the time of shipment.

Our marketing promotions include various rebates and customer reimbursements that fall under the scope of EITF Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, we record any promotions as a reduction in revenue when earned by the customer. For promotions earned over time, we ratably allocate the cost of honoring the promotions over the period required for eligibility as a reduction in revenue. EITF 01-09 also requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Accordingly, we recognize the benefit of estimated breakage on customer promotions when such amounts are reasonably estimable.

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

The impact of adopting SFAS 123(R) was an increase in stock-based compensation expense of approximately $1.2 million in the second quarter of 2006. Total stock-based compensation expense is expected to be between $4.0 million to $4.5 million for the year ended December 31, 2006. As of June 30, 2006, total unrecognized compensation cost related to non-vested awards totals approximately $12.4 million and is expected to be recognized over a weighted-average period of 1.97 years.

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock-based compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

Valuation Allowances for Deferred Tax Assets. We have established allowances that we use in connection with valuing expense charges associated with our deferred tax assets. Our valuation allowance for our net deferred tax asset is designed to take into account the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets in the event that we record positive income for income tax purposes. For federal and state tax purposes, our net operating loss carry-forwards could be subject to significant limitations on annual use. To account for these uncertainties we have recorded a valuation allowance for the full amount of our net deferred tax asset. As a result the value of our net deferred tax assets on our balance sheet is zero.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At June 30, 2006, all investments were in short-term commercial paper that would be held to maturity and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 23, 2006. At the Annual Meeting, Mr. James N. Perry, Jr. was reelected to the Board of Directors with the following votes cast: 24,079,144 votes for and 1,598,910 votes withheld. The following directors’ term of office continued after the meeting: John Chapple, D. Scott Luttrell, Robert Rothman, James F. Geiger, Douglas C. Grissom and David A. Rogan.

The stockholders also ratified the selection of Ernst & Young LLP as Cbeyond’s independent registered public accounting firm for the fiscal year ending December 31, 2006 with the following votes cast: 25,659,943 votes for, 541 votes against and 17,570 abstentions.

The stockholders also approved an amendment to our certificate of incorporation to change our corporate name from “Cbeyond Communications, Inc.” to “Cbeyond, Inc.” with the following votes cast: 25,670,055 votes for, 6,040 votes against and 1,959 abstentions.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

	By:	/s/ James F. Geiger
	Name:	James F. Geiger
	Title:	President, Chairman of the Board and Chief Executive Officer

	By:	/s/ J. Robert Fugate
	Name:	J. Robert Fugate
	Title:	Chief Financial Officer

Date: August 14, 2006

Exhibit Index

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Furnished herewith.