Form 10-Q
period 2006-09-30
CBEYOND INC
filed 2006-11-07
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer  ☐                Accelerated filer  ☐                Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, $0.01 par value per share	27,342,463 shares

Part I. Financial Information

Item 1. Financial Statements

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands, except per share amounts)

(Unaudited)

	December 31, 2005	September 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$27,752	$29,105
Marketable securities	10,170	7,996
Accounts receivable, net of allowance for doubtful accounts of $1,811 and $2,256, respectively	10,688	16,483
Prepaid expenses	3,395	4,247
Inventory	—	222
Other current assets	933	1,254

Total current assets	52,938	59,307

Property and equipment, net	57,068	68,831
Restricted cash equivalents	1,637	1,012
Deferred customer installation costs	511	598
Other non-current assets	2,678	1,755

Total assets	$114,832	$131,503

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,364	$5,632
Other accrued expenses	29,989	41,043
Current portion of capital lease obligations	382	195

Total current liabilities	39,735	46,870

Deferred installation revenue	511	598

Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized, 26,560 and 27,138 shares issued and outstanding, respectively	266	271
Deferred stock compensation	(701)	(27)
Additional paid-in capital	230,797	236,136
Accumulated deficit	(155,776)	(152,345)

Total stockholders’ equity	74,586	84,035

Total liabilities and stockholders’ equity	$114,832	$131,503

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
Revenue
Customer revenue	$111,611	$150,960	$40,307	$53,562
Terminating access revenue	3,150	4,059	1,096	1,345

Total revenue	114,761	155,019	41,403	54,907

Operating expenses:
Cost of service (exclusive of depreciation and amortization of $14,871, $16,231, $5,088 and $5,293, respectively, shown separately below)	33,819	47,711	11,995	16,460
Selling, general and administrative (exclusive of depreciation and amortization of $2,878, $4,147, $1,009 and $1,664, respectively, shown separately below)	63,219	83,249	21,931	28,920
Public offering costs	—	659	—	659
Depreciation and amortization	17,749	20,378	6,097	6,937

Total operating expenses	114,787	151,997	40,023	52,976

Operating income (loss)	(26)	3,022	1,380	1,931
Other income (expense):
Interest income	882	1,317	374	518
Interest expense	(2,045)	(111)	(730)	(65)
Loss on disposal of property and equipment	(382)	(534)	(109)	(241)
Other income (expense), net	(9)	—	13	—

Income (loss) before income taxes	(1,580)	3,694	928	2,143
Income tax expense	—	(263)	—	(138)

Net income (loss)	(1,580)	3,431	928	2,005
Dividends accreted on preferred stock	(7,458)	—	(2,588)	—

Net income (loss) attributable to common stockholders	$(9,038)	$3,431	$(1,660)	$2,005

Net Income (loss) attributable to common stockholders per common share
Basic	$(57.94)	$0.13	$(10.06)	$0.07

Diluted	$(57.94)	$0.12	$(10.06)	$0.07

Weighted average common shares outstanding
Basic	156	26,812	165	27,041

Diluted	156	28,611	165	29,111

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2005	26,560	$266	$230,797	$(701)	$(155,776)	$74,586
Exercise of stock options	573	5	2,742	—	—	2,747
Issuance of stock grant award	5	—	106	—	—	106
Employee stock-based compensation	—	—	3,154	—	—	3,154
Elimination of deferred stock compensation relating to employee options	—	—	(657)	657	—	—
Forfeitures of employee stock options	—	—	(11)	—	—	(11)
Non-employee stock-based compensation	—	—	—	17	—	17
Adjustment to offering costs	—	—	5	—	—	5
Net and comprehensive income	—	—	—	—	3,431	3,431

Balance at September 30, 2006	27,138	$271	$236,136	$(27)	$(152,345)	$84,035

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Cash Flows from Operating Activities:
Net income (loss)	$(1,580)	$3,431
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,749	20,378
Provision for doubtful accounts	2,590	2,393
Loss on disposal of property and equipment	382	603
Interest expense offset by reduction in carrying value in excess of principal	(1,408)	—
Non-cash stock compensation expense	212	3,131
Excess tax benefit relating to share-based payments	—	(135)
Amortization of stock options issued to vendors for services	28	—
Changes in operating assets and liabilities:
Accounts receivable	(6,597)	(8,188)
Inventory	—	(222)
Prepaid expenses and other current assets	(59)	(1,093)
Other assets	(2,365)	957
Accounts payable	(1,045)	(3,732)
Other accrued liabilities	10,456	11,109
Long-term deferred installation revenue	(24)	87

Net cash provided by operating activities	18,339	28,719

Cash Flow from Investing Activities:
Purchases of property and equipment	(10,990)	(32,744)
Decrease (increase) in restricted cash equivalents	(25)	625
Purchases of marketable securities	(10,556)	—
Redemption of marketable securities	14,437	2,174

Net cash used in investing activities	(7,134)	(29,945)

Cash Flow from Financing Activities:
Proceeds from borrowings of long-term debt	741	—
Repayment of long-term debt and capital leases	(9,185)	(187)
Excess tax benefit relating to share-based payments	—	135
Proceeds from exercise of stock options	130	2,747
Equity issuance costs	—	5
Financing issuance costs	(60)	(121)

Net cash provided by (used in) financing activities	(8,374)	2,579

Net increase in cash and cash equivalents	2,831	1,353
Cash and cash equivalents at beginning of period	22,860	27,752

Cash and cash equivalents at end of period	$25,691	$29,105

Supplemental disclosure:
Interest paid	$3,451	$70

Non-cash purchases of property and equipment	$6,182	$—

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed services provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of September 30, 2006, these services were provided in the metropolitan Atlanta, Dallas, Denver, Houston, Chicago, and Los Angeles areas. The Company plans to offer service in San Diego beginning early in the first quarter of 2007 and in two additional markets by the end of 2007.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in the consolidation process.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates.

Inventories

The Company states its inventories at the lower of cost or market. Inventories consist primarily of mobile devices and are stated using the first-in, first-out method. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of sales.

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

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, the Company records any promotion as a reduction in revenue when earned by the customer. For promotions earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Prior to 2005, sufficient historical information did not exist to reasonably estimate the amount of the obligation that would ultimately be earned and claimed. By 2005, the Company had accumulated enough historical experience to begin reasonably estimating this amount for certain of its promotions. During 2006, the Company gained enough historical experience to begin estimating this amount for the remaining promotions for which enough history did not exist in 2005. For both the three and nine months ended September 30, 2005, the Company recognized approximately $220 as a reduction of these obligations to customers to adjust the liability to the amount the Company estimates will ultimately be earned and claimed by its customers. For the three and nine months ended September 30, 2006, the Company recognized an increase of $5 and a reduction of $917, respectively, of these obligations to customers to adjust the liability to the amount the Company estimates will ultimately be earned and claimed by its customers.

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

The Company is currently using Regular and Alternative Minimum Tax, or AMT, net operating losses to offset taxable income expected to be generated for the year. The Company has performed a study and determined that there is no limitation on the Company’s ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to prior changes in ownership.

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. As the Company reported a net loss attributable to common stockholders for the three and nine months ended September 30, 2005, the conversion of Preferred Stock and the exercise of stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share because their effects were anti-dilutive. For the three and nine months ended September 30, 2006, the Company reported net income, and accordingly considered the dilutive effect of stock options outstanding during the periods. For purposes of the calculation of diluted earnings per share for the three and nine months ended September 30, 2006, an additional 2,070 and 1,799 shares, respectively, were added to the denominators because they are dilutive for the periods. Weighted average shares issuable upon the exercise of stock options that were not included in the calculations of diluted earnings per share were 290 and 678 for the three and nine months ended September 30, 2006, respectively. Such shares were not included because they were anti-dilutive.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. SFAS 154 is effective for financial statements for fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 effective January 1, 2006 and the adoption of this statement did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not determined the impact that the adoption of FIN 48 will have on its results of operations, cash flows and financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact that the adoption will have on our consolidated financial statements.

Note 3. Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under this guidance, the Company recognized non-cash compensation expense for stock options by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

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

The Company recorded stock-based compensation expense of $1,085 and $3,131 in the three and nine months ended September 30, 2006, respectively. Compensation is recorded over the vesting period directly to paid-in capital. Thus, the Company eliminated the deferred compensation balance relating to employee stock options as of January 1, 2006 with an offsetting reduction to additional paid-in capital.

The following disclosure shows what our net loss and net loss per share available to common stockholders would have been using the fair value compensation model under SFAS 123(R) for the three and nine months ended September 30, 2005:

	Nine Months Ended September 30, 2005	Three Months Ended September 30, 2005
Net loss attributable to common stockholders:
As reported	$(9,038)	$(1,660)
Add: Stock-based employee compensation expense included in reported net loss	211	78
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards	(2,189)	(746)

Pro forma in accordance with SFAS 123(R)	$(11,016)	$(2,328)

Net loss attributable to common stockholders per common share:
Basic and diluted as reported	$(57.94)	$(10.06)
Basic and diluted pro forma in accordance with SFAS 123(R)	$(70.62)	$(14.11)

Stock Based Compensation Plans

In November 2005, in connection with the Company’s initial public offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (Incentive Plan). The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights. At September 30, 2006, the number of shares of common stock that may be issued pursuant to the Plan is 5,806 including 3,615 shares rolled over into the Incentive Plan from the 2002 Plan and the 2000 Plan. Substantially all of the options granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock will be determined by the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. Options expire 10 years after the grant date.

In November 2002, in connection with the Company’s recapitalization, the Company adopted the Cbeyond Communications, Inc. 2002 Equity Incentive Plan (2002 Plan) and issued 1,621 and 295 options thereunder with respective vesting periods of two and three years. The 2002 Plan permits the grant of nonqualified stock options, incentive stock options and stock purchase rights. The number of shares of common stock that may be issued pursuant to the 2002 Plan is 3,608. Substantially all of the options granted under the 2002 Plan following the 2002 recapitalization vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options issued under the 2002 Plan were generally granted at exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant. For each fiscal year since the 2002 recapitalization and prior to the Company’s initial public offering in November 2005, the Company had determined the fair value of its common stock by using independent external valuation events such as arms-length transactions in the Company’s shares, significant business milestones that may have affected the value of the Company’s business, and internal valuation estimates based on discounted cash flow analysis of our financial results or other metrics, such as multiples of revenue and adjusted EBITDA. Options expire 10 years after the grant date.

In addition to the 2002 Plan, the Company also maintains a 2000 Stock Incentive Plan (2000 Plan), of which the number of shares of common stock that may be issued pursuant to the 2000 Plan is 7. All of the shares remaining for issuance under the 2002 Plan and the 2000 Plan were rolled into the Incentive Plan and no additional awards will be granted under either the 2002 Plan or the 2000 Plan. All awards granted under the 2002 Plan or 2000 Plan that expire without having been exercised or are cancelled, forfeited or repurchased will become available for grant under the Incentive Plan.

A summary of changes in outstanding options for the period ended September 30, 2006 is presented in the table below:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	3,643	$6.60
Granted	986	13.95
Forfeited	(130)	12.63
Expired	(13)	6.96
Exercised	(573)	4.79

Outstanding at September 30, 2006	3,913	$8.52

Exercisable at September 30, 2006	1,968	$5.11
Weighted average remaining contractual term of options outstanding at September 30, 2006	7.7
Weighted average remaining contractual term of options currently exercisable at September 30, 2006	6.5
Aggregate intrinsic value of outstanding options at September 30, 2006	$74,082

The fair value of these options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Nine Months Ended:
	September 30, 2005	September 30, 2006
Risk-free interest rate	3.7%	4.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	53.1%	63.3%
Suboptimal exercise barrier	2.44	2.89

Expected volatilities are based on historical volatilities experienced by companies considered representative of Cbeyond in terms of industry and/or life cycle stage. The Company also uses historical data to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. The risk-free interest rate is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. Using these assumptions, the weighted average fair values of the stock options granted are $11.83 and $13.95 per share during the nine months ended September 30, 2005 and 2006, respectively.

Options with graded vesting are valued as multiple awards and expensed on a straight line basis over the vesting period. The amount of compensation cost recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. During the nine months ended September 30, 2005 and 2006, the Company issued 33 and 573 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the nine months ended September 30, 2005 and 2006 based on market value at the exercise dates was $336 and $8,347, respectively. As of September 30, 2006, unrecognized compensation cost related to unvested stock option awards totals approximately $11,966 and is expected to be recognized over a weighted-average period of 1.9 years.

Note 4. Income Taxes

The provision for income taxes during the three and nine months ended September 30, 2006 included $95 and $220, respectively, of estimated alternative minimum tax (AMT) expected to be due at year-end, based on current annual book and taxable income projections. The AMT tax results from the ability to offset only 90% of AMT net operating losses against AMT taxable income. The AMT results in a credit that will be used to offset income taxes due in future periods, when and if the Company pays regular income tax.

The Company reported net income for the nine months ended September 30, 2006 and expects net income for the year ending December 31, 2006 based on management’s current projections. The Company has recorded alternative minimum taxes at an estimated annual effective tax rate of 6.2% for the nine months ended September 30, 2006 in accordance with interim reporting requirements of SFAS 109, and APB Opinion No. 28, Interim Financial Reporting.

The Company continues to maintain a valuation allowance against its net deferred tax assets due to uncertainty of future income or tax planning opportunities. To the extent the Company reports income in future periods, the Company intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Under SFAS 123(R), the Company continues to follow the with-and-without approach and considers the impact of excess stock option deductions last when computing its income tax provision. The excess tax benefits will be credited to additional paid-in-capital to the extent they are used to offset the AMT tax payable.

Note 5. Other Accrued Liabilities

The table below is a breakout of the Company’s other accrued liabilities:

	December 31, 2005	September 30, 2006
Accrued compensation and benefits	$4,936	$5,452
Accrued taxes	6,307	7,770
Accrued telecommunications costs	9,445	13,490
Accrued professional fees	1,204	1,931
Deferred rent	2,135	3,876
Deferred customer revenue	3,447	6,424
Deferred installation revenue	654	713
Other accrued expenses	1,861	1,387

Total other accrued liabilities	$29,989	$41,043

Note 6. Segment Information

Statement of Financial Accounting Standard No. 131, Disclosure About Segments of an Enterprise and Related Information (SFAS 131), requires the reporting of segment information provided to the company’s chief operating decision maker for purposes of making decisions about allocating resources and assessing performance. The Company is organized and managed on a geographical segment basis, as follows: Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and San Diego. The corporate functions are centralized in the Corporate group, which serves all customers and markets. The Corporate group primarily consists of executive, administrative and support functions and unallocated operations, including network operations, customer care and customer provisioning. The Corporate costs are not allocated to the individual operating segments.

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

The table below presents selected financial information about the Company’s reportable segments:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Atlanta	$39,276	$46,868	$13,874	$16,073
Dallas	30,875	37,718	10,840	13,127
Denver	34,939	43,370	12,445	14,828
Houston	8,720	18,471	3,592	6,952
Chicago	951	7,853	652	3,397
Los Angeles	—	739	—	530
San Diego	—	—	—	—

Total revenue	$114,761	$155,019	$41,403	$54,907

Adjusted EBITDA:
Atlanta	$22,790	$27,789	$8,249	$9,763
Dallas	13,225	17,092	4,957	6,170
Denver	18,252	23,332	6,543	8,067
Houston	441	5,658	631	2,537
Chicago	(5,113)	(1,919)	(1,795)	(223)
Los Angeles	—	(4,054)	—	(1,587)
San Diego	—	(27)	—	(27)
Corporate	(31,634)	(40,681)	(11,022)	(14,088)

Total Adjusted EBITDA	$17,961	$27,190	$7,563	$10,612

Operating income (loss):
Atlanta	$18,277	$23,683	$6,772	$8,517
Dallas	9,271	13,119	3,646	4,942
Denver	14,376	19,574	5,234	6,854
Houston	(682)	3,722	197	1,835
Chicago	(5,475)	(2,969)	(1,999)	(622)
Los Angeles	—	(4,397)	—	(1,783)
San Diego	—	(27)	—	(27)
Corporate	(35,793)	(49,683)	(12,470)	(17,785)

Total operating income (loss)	$(26)	$3,022	$1,380	$1,931

Depreciation and amortization expense:
Atlanta	$4,513	$4,106	$1,477	$1,244
Dallas	3,954	3,973	1,311	1,228
Denver	3,876	3,758	1,309	1,213
Houston	1,123	1,936	434	702
Chicago	362	1,050	204	399
Los Angeles	—	343	—	196
San Diego	—	—	—	—
Corporate	3,921	5,212	1,362	1,955

Total depreciation and amortization	$17,749	$20,378	$6,097	$6,937

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
Capital expenditures:
Atlanta	$3,011	$4,605	$1,046	$1,554
Dallas	2,181	5,485	894	823
Denver	2,791	3,973	1,047	1,093
Houston	2,547	2,716	894	712
Chicago	2,529	1,887	879	444
Los Angeles	345	2,383	345	720
San Diego	—	1,031	—	915
Corporate	3,768	10,664	1,703	3,939

Total capital expenditures	$17,172	$32,744	$6,808	$10,200

Total assets:
Atlanta			$12,602	$15,784
Dallas			10,706	13,545
Denver			11,589	13,195
Houston			7,938	11,936
Chicago			5,026	8,144
Los Angeles			345	4,674
San Diego			—	895
Corporate			55,480	63,330

Total assets			$103,686	$131,503

Reconciliation of Adjusted EBITDA to net income (loss):
Total Adjusted EBITDA for reportable segments	$17,961	$27,190	$7,563	$10,612
Depreciation and amortization	(17,749)	(20,378)	(6,097)	(6,937)
Non-cash stock option compensation	(240)	(3,131)	(86)	(1,085)
Public offering costs	—	(659)	—	(659)
Interest income	882	1,317	374	518
Interest expense	(2,045)	(111)	(730)	(65)
Loss on disposal of property and equipment	(382)	(534)	(109)	(241)
Other income (expense), net	(7)	—	13	—
Income tax expense	—	(263)	—	(138)

Net income (loss)	$(1,580)	$3,431	$928	$2,005

Note 7. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (ILECs) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduced the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within such wire centers. In addition, certain caps were imposed regarding the number of UNE facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

The rates charged by ILECs for the Company’s high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules increased 15% effective for one year until March 2006. In addition, by March 10, 2006, the Company was required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, unless another rate had been negotiated. Subject to any contractual protections under the Company’s existing interconnection agreements with ILECs, beginning March 11, 2005, the Company was also potentially subject to the ILECs’ higher “special access” pricing for any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

The Company estimated the probable liability for implementation of certain provisions of the TRRO and has accrued approximately $3,727 through September 30, 2006 for these liabilities, $333 of which was charged to cost of service in the quarter ended September 30, 2006. The cumulative estimate includes $3,042 for the total cost impact related to wire centers and transport routes deemed sufficiently competitive and $685 for costs associated with the caps imposed on the number of circuits that the Company may have on a single route or into a single building. This estimate is for all markets and, where the Company has not negotiated new rates, is based on special access rates available under volume and/or term pricing plans, which represent the low end of the range for special access pricing. Special access pricing is also available under month to month pricing plans, which are at substantially higher rates and represent the high end of the range for special access pricing. The Company believes volume and/or term pricing plans are the most probable special access pricing regime it will be subject to based largely on its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist. However, the September 30, 2006 accrual would increase by approximately $2,469 if it were based on the higher month to month rates. The TRRO accrual, as well as the estimate range, continues to increase with the growth of the business and the passage of time since the ILEC’s have generally not modified their billing systems to enable the billing of the new rates.

During October 2006, the Company amended its interconnection agreement for the Atlanta market. This agreement established the pricing in effect from March 11, 2005 through March 10, 2006 for certain circuits added subsequent to March 11, 2005. The agreed upon pricing was lower than the special access rates previously accrued, resulting in a reduction of the accrual and expense of $304, $216 of which relates to 2005. This change in estimate is reflected in the results of operations for the three months ended September 30, 2006.

Customer Proprietary Network Information

The Company is subject to federal and state rules and regulations pertaining to customer proprietary network information, or CPNI. In connection with these rules and regulations, the FCC has initiated a series of investigations regarding the CPNI practices of individual companies, including Cbeyond. The FCC’s investigation of CPNI compliance began on February 2, 2006. On April 26, 2006, the FCC issued a Notice of Apparent Liability, or NAL, proposing a fine of $100 on the Company for failure to maintain in its files a compliance certificate required by FCC rules. The FCC’s investigation is not yet complete. The FCC may ultimately impose a fine that is larger than that proposed in the NAL and may seek to impose additional fines relating to CPNI compliance. The Company is currently unable to assess the magnitude and likelihood of such fines.

Georgia Regulatory Ruling

In February 2006, the Georgia Public Service Commission (the “PSC”) ordered a rate increase for the lease of unbundled network elements provided by BellSouth. The increased rates are applicable both prospectively and retroactively to June 2003. The Company estimated and accrued approximately $1,471 through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in the fourth quarter of 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively.

During the nine months ended September 30, 2006, the Company accrued an additional $825 relating to the new pricing, resulting in a total accrual of $2,296 as of September 30, 2006. Although the Company continues to negotiate the final settlement of the retroactive payment due, the recorded accrual represents management’s best estimate of the ultimate settlement of this matter.

General Regulatory Contingencies

The Company operates in a highly regulated industry and is subject to regulation and oversight by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts, such as the PSC ruling discussed above. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to the Company’s results of operations. In addition, the Company is always at risk of non-compliance, which can result in fines and assessments. The Company regularly evaluates the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.

Note 8. Subsequent Event

In October 2006, the Company consummated a public offering of 4,907 shares of its common stock, including 201 shares that were issued from option exercises executed at the time of the offering. All offered shares were from existing shareholders, resulting in no proceeds to the Company. Under the terms of the agreements with the selling shareholders, the Company was responsible for all offering expenses, principally consisting of legal and accounting professional services and printing costs. Total expenses for the offering are estimated to be approximately $871, of which $659 were incurred during the three months ended September 30, 2006. As there are no proceeds to the Company to apply against the expenses of the offering, such expenses were accrued and expensed in the results of operations during the periods in which they were incurred.

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

Overview

We provide managed Internet protocol, or IP, based communications services to our target customers of small businesses with 5 to 249 employees in selected large metropolitan areas. We provide these services through bundled packages of local and long distance voice services, broadband Internet services and mobile services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of one, two or three years. We currently operate in Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and are preparing to open in the San Diego market in the first quarter of 2007.

We sell three basic bundled packages of services, primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. Customers may also choose to add extra applications, features, or lines for additional fees. Beginning in the first quarter of 2006, we started offering mobile services which are integrated with our existing wireline services.

Our voice services (other than our mobile voice and data services) are delivered using Voice over IP, or VoIP, technology, and all of our services (other than our mobile voice and data services) are delivered over our secure all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies. We offer our mobile voice and data services via our mobile virtual network operator relationship with a nationwide wireless network provider. We believe our high degree of systems automation contributes to operational efficiencies and lower costs in our support functions.

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

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our service first in Atlanta in April 2001, followed by Dallas in October 2001 and Denver in January 2002. During the remainder of 2002 and 2003, we focused on building our customer bases in these markets. As a result of our progress, we decided to launch our service in additional markets. We launched our service in Houston in March 2004, Chicago in March 2005, and Los Angeles in March 2006. We plan to expand into at least five additional markets by the end of 2009, including three new markets by the end of 2007, beginning with San Diego early in the first quarter of 2007.

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, stock-based compensation expense, public offering costs (whether the offering was consummated or not), gains related to our troubled debt restructuring and our early payoff of the restructured debt, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets approximately 18 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas, Denver, Houston and Chicago within 18 months from launch in each market. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape and our costs to obtain unbundled network elements, or UNEs, from the local telephone company in each market, including elements such as loops, dedicated transport, local voice termination and operational support systems. We divide our business into six operating segments based on the geographic areas we serve: Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles. We have also incurred capital expenditures and operating expenses for the San Diego market as we prepare to launch service in the market early in the first quarter of 2007.

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Most of our capital expenditures related to expanding into new markets are success-based, incurred only as our customer base grows. Based on our historical experience, over time approximately 85% of our market-specific capital expenditures are success-based. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

Revenue

The majority of our customers buy our BeyondVoice I package, which serves customers with 4 to 15 local voice lines, or generally 30 or fewer employees. We also sell BeyondVoice II to customers with 16 to 24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of September 30, 2006, approximately 85.1% of our customer base had BeyondVoice I, 14.0% had BeyondVoice and 0.9% had BeyondVoice III.

For the nine months ended September 30, 2006, we recorded a change in estimate for breakage, or the amount of our promotional obligations for future credits that we believe will ultimately never be earned or claimed by our customers, of $0.9 million related to certain customer promotional liabilities recorded in prior periods. During the three and nine months ended September 30, 2005, we recorded a change in estimate for breakage of $0.2 million. These promotional obligations were recorded at their maximum amount in prior periods due to the lack of sufficient historical experience required under U.S. generally accepted accounting principles, or GAAP, to estimate the amounts that would ultimately be claimed by customers. As of June 30, 2006, we were estimating and recognizing breakage on substantially all customer promotions and, accordingly, did not record any significant changes in estimates for the three months ended September 30, 2006 and do not expect significant future changes in estimates.

Average monthly revenue per customer location was $743 and $751, respectively, for the three and nine months ended September 30, 2006, as compared to average monthly revenue per customer location of $760 and $759 for the three and nine months ended September 30, 2005. Average monthly revenue per customer location decreased from $768 in the quarter ended June 30, 2006 to $743 for the quarter ended September 30, 2006. The $768 for the quarter ended June 30, 2006 includes $13 for the effect of the change in estimate relating to customer promotional liabilities described above and $3 pertaining to changes in estimates of terminating access revenues arising from prior periods. Average monthly revenue per customer location is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, and seasonality that may impact customer usage and purchase patterns. We expect average monthly revenue per customer location to be relatively stable in future quarters or grow moderately due to increased revenue from our mobile service and other value-added applications. Customer revenues represented approximately 97.4% of total revenues in 2005 and for the first nine months of 2006. Revenues from access charges paid to us by other communications companies to terminate calls to our customers represented approximately 2.6% of revenues in 2005 and for the first nine months of 2006.

Expenses

Cost of Service. Our cost of service represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile network provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third party providers of certain applications such as web hosting services, colocation rents and other facility costs, and telecommunications-related taxes and fees. The primary component of cost of service is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a colocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of service across our markets. Although our mobile services do not currently constitute a principal component of our cost of service, we expect that as our mobile services increase over time, they will represent a larger component of our cost of service.

As a result of the Triennial Review Remand Order, or TRRO, we are required to lease circuits under special access, or retail, rates, or rates otherwise negotiated in locations that are determined to offer competitive facilities as outlined in the Federal Communication Commission’s, or FCC, regulations and interpreted by the state regulatory agencies. For additional discussion, see “—Results of Operations—Revenue and Cost of Service”.

Where permitted by regulation, we lease our access circuits on a wholesale basis as unbundled network element loops or extended enhanced links as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ unbundled network element loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a colocation, and we use extended enhanced links when we do not have a central office colocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits were provisioned using unbundled network element loops and half using extended enhanced links, although the impact of the TRRO has reduced our usage of new extended enhanced links and resulted in the conversion of previously installed links to a loop configuration. Our monthly expenses are significantly less when using unbundled network element loops rather than extended enhanced links, but unbundled network element loops require us to incur the capital expenditures of central office colocation equipment. Both unbundled network element loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office colocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several colocations and add additional colocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

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

Depreciation and Amortization Expense. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. We generally depreciate network-related equipment, software and IT equipment, which represents the majority of our assets, over either a three year or five year period. We depreciate furniture over seven years. The value of leasehold improvements is generally amortized over two to ten years, which is the shorter of the respective lease term or duration of economic benefit of the assets.

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

Income Taxes. We have recorded alternative minimum taxes at an estimated annual effective tax rate of 6.2% for the nine months ended September 30, 2006 in accordance with interim reporting requirement of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting. We anticipate recognizing and paying minimal income taxes over the next several years due primarily to our net operating loss carryforwards, although we expect we will continue to have payments due under the alternative minimum tax.

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

In the third quarter of 2004, management commenced a review of internal control over financial reporting and related accounting processes and procedures for purposes of complying with Section 404 of the Sarbanes-Oxley Act. This review is ongoing. Under Section 404, management will have to evaluate, and its independent registered public accounting firm will have to opine on management’s assessment of the effectiveness of internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2006, due to be filed in March 2007. We hired an independent consulting firm in 2005 with expertise in Section 404 compliance to assist us in satisfying our obligations under Section 404 with respect to our internal control over financial reporting.

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

Upon being informed of the material weakness, our management and the audit committee of our board of directors took steps to correct the errors that had been identified and to remediate the material weakness relating to the identified accruals and our financial statement close process:

•	We retained the services of another major public accounting firm to assist us in re-closing our 2001, 2002 and 2003 financial statement periods. This process included re-performing accounting reconciliations for all accounts where errors were detected during the initial phases of the audit. Upon completion of the re-closing, our independent registered public accounting firm concluded the audit of the 2003 consolidated financial statements and related restatement of information in the 2002 and 2001 consolidated financial statements.

•	All identified instances of errors in our records, procedures and controls were reviewed, analyzed and corrected by us.

•	We replaced our accounting management and most of our accounting staff with more experienced personnel with additional training and expertise, including an experienced Chief Accounting Officer and a Controller.

•	We enlarged the size of our accounting staff, including additional management-level accounting personnel. This increase in size enables further segregation of duties and allows additional levels of internal review and supervision within our accounting organization.

•	We established formal, documented accounting policies and procedures to improve our internal control over financial reporting, including policies and procedures relating to accruals and our financial statement close process. These policies and procedures govern approvals, documentation requirements, standardized recordkeeping, asset tracking and the use of our purchase order system.

•	We re-closed each of our quarterly financial statement periods for 2002, 2003, and 2004 and engaged our independent registered public accounting firm to perform a review of each quarterly period in 2003 and 2004 under Statement on Auditing Standard No. 100, Interim Financial Information, or SAS 100.

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

Conclusion. In addition to remediating the material weaknesses that have been identified, we have established formal, documented accounting policies and procedures to improve our internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting. These policies and procedures require: predefined levels of approval for inputs to, and outputs from, our financial accounting system; detailed minimum documentation requirements for cash disbursements, journal entries, account reconciliations and other accounting-related documents; standardized organization and maintenance of accounting files; enhanced accounts payable procedures designed to effectively monitor invoices that are distributed for internal approval; improved tracking of assets and their in service dates for purposes of depreciation; and procedures for deploying the existing purchase order system to identify unbilled goods and services from vendors. In addition, all approvals within the process require the dated signature of at least two persons from our accounting management. Management believes that we have enhanced the reliability and effectiveness of our internal control over financial reporting such that our internal control over financial reporting is effective at a reasonable assurance level as of the date of this filing.

Results of Operations

Revenue and Cost of Service (Dollar amounts in thousands except customer data)

	September 30, 2005		September 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Revenue:
Customer revenue	$40,307	97.4%	$53,562	97.6%	$13,255	32.9%
Terminating access revenue	1,096	2.6%	1,345	2.4%	249	22.7%

Total revenue	41,403		54,907		13,504	32.6%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	6,326	15.3%	7,498	13.7%	1,172	18.5%
Other costs of service	5,923	14.3%	9,370	17.1%	3,447	58.2%
Service credits and performance penalties	(254)	-0.6%	(408)	-0.7%	(154)	60.6%

Total cost of service	11,995	29.0%	16,460	30.0%	4,465	37.2%

Gross margin (exclusive of depreciation and amortization):	$29,408	71.0%	$38,447	70.0%	$9,039	30.7%

Customer data:
Locations at period end	18,897		25,521		6,624	35.1%

Average revenue per customer location (three months)	$760		$743		$(17)	-2.2%

	September 30, 2005		September 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Nine Months Ended
Revenue:
Customer revenue	$111,611	97.3%	$150,960	97.4%	$39,349	35.3%
Terminating access revenue	3,150	2.7%	4,059	2.6%	909	28.9%

Total revenue	114,761		155,019		40,258	35.1%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	17,689	15.4%	22,792	14.7%	5,103	28.8%
Other costs of service	17,274	15.1%	26,026	16.8%	8,752	50.7%
Service credits and performance penalties	(1,144)	-1.0%	(1,107)	-0.7%	37	-3.2%

Total cost of service	33,819	29.5%	47,711	30.8%	13,892	41.1%

Gross margin (exclusive of depreciation and amortization):	$80,942	70.5%	$107,308	69.2%	$26,366	32.6%

Customer data:
Locations at period end	18,897		25,521		6,624	35.1%

Average revenue per customer location (nine months)	$759		$751		$(8)	-1.1%

Revenue. Revenue increased 32.6% and 35.1%, respectively, for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. The increase in revenue resulted from the 35.1% increase in customers from September 30, 2005 to September 30, 2006, the increased use of applications by our customers, and, as discussed above, recognizing breakage of $0.9 million in the nine months ended September 30, 2006, none of which was recognized in the current quarter, and $0.2 million in both the three and nine months ended September 30, 2005 related to certain customer promotional liabilities recorded in prior periods. Average monthly revenue per customer location declined by 2.2% and by 1.1%, respectively, for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005. We expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately due to increased revenue from our mobile service and other value-added applications. Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the three and nine month comparison period primarily due to our growth in customers. In addition, the nine months ended September 30, 2006 also reflects an additional $0.2 million resulting from a change in estimate related to prior periods. Our segment contributions to the increase in revenue in the three and nine month periods ended September 30, 2006 as compared to the three and nine month periods ended September 30, 2005, respectively, were $2.2 million and $7.6 million from Atlanta, $2.3 million and $6.8 million from Dallas, $2.4 million and $8.4 million from Denver, $3.4 million and $9.8 million from Houston, and $2.7 million and $6.9 million from Chicago. Los Angeles, which was launched in March 2006, had revenues of $0.5 million and $0.7 million for the three and nine months ended September 30, 2006.

Cost of Service. Cost of service increased 37.2% and 41.1%, respectively, from the three and nine month periods of 2006 compared to the same three and nine month periods of 2005. As a percentage of total revenue, cost of service increased from 29.0% and 29.5% in the three and nine months ended September 30, 2005 to 30.0% and 30.8% in the three and nine months ended September 30, 2006. The increase in cost of service is largely attributable to the 35.1% increase in the number of customers from September 30, 2005 to September 30, 2006. The increase in cost of service beyond the growth in customers, as well as the increase as a percentage of revenue, relates primarily to the impact of regulatory changes, an increased level of installation charges to effect circuit changes in connection with our network optimization plan in response to the TRRO, and to a decrease in the level of service credits and performance penalties. Service credits, which are recognized as offsets to cost of service, arise from billing and service disputes between telecommunications carriers and us resulting from billing errors and differing interpretations of regulatory guidelines.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of colocation to our equipment located at our customers’ premises, represented the largest component of cost of service and were $6.3 million and $17.7 million for the three and nine month periods ended September 30, 2005, respectively, and $7.5 million and $22.8 million for the three and nine month periods ended September 30, 2006, respectively. The increase in circuit access fees of $1.2 million and $5.1 million for the three and nine month periods ended September 30, 2006, respectively, as compared to the three and nine month periods ended September 30, 2005, respectively, is a direct result of the increase in the number of customers. In addition to the increase resulting from customer growth, circuit access fees rose due to the impact of the TRRO and regulatory rulings in Georgia.

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees. As a percent of revenue, other costs of service increased for the three and nine months ended September 30, 2006, primarily due to the impact of our network grooming activities, which involve changes in network architecture to improve efficiency or reduce costs related to the TRRO (described below), and the impact of our new mobile offering, which involves subsidies on the sale of mobile handsets and a lower gross margin for mobile service than our overall gross margin. Although our mobile services do not currently constitute a principal component of our cost of service, we expect that as our mobile services increase over time, they will represent a larger component of our cost of service.

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

The rates charged by ILECs for our high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006. In addition, by March 10, 2006, we were required by the FCC’s new rules to transition these existing facilities to alternative arrangements, such as other competitive facilities or to other wholesale arrangements offered by the ILECs (e.g., special access services) or other negotiated rates with the ILECs. Subject to any contractual protections under our existing interconnection agreements with ILECs or amendments to such agreements, beginning March 11, 2005, new circuits that were added were subject to the ILECs higher “special access” pricing. New circuits include any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

We are able to estimate the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $3.7 million through September 30, 2006 for these increased costs, $1.8 million of which was charged to cost of service in the nine months ended September 30, 2006. This cumulative estimate includes $3.0 million for the total cost impact related to wire centers and transport routes determined to be sufficiently competitive to be subject to the FCC’s new rules. For costs associated with the caps imposed on the number of circuits that we may have on a single route or into a single building, approximately $0.7 million is reflected in cost of service through September 30, 2006. This estimate is for all markets and, where alternate pricing agreements have not been reached, is based on special access rates available under volume and/or term pricing plans, which represent the low end of the range for special access pricing. Special access pricing is also available under month-to-month pricing plans, which are at substantially higher rates and represent the high end of the range for special access pricing. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject to based largely on our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist. However, the September 30, 2006 accrual would increase by approximately $2.5 million if it were based on the higher month-to-month rates.

Certain aspects of the new FCC rules are subject to ongoing court challenges and the implementation of the new FCC rules is subject to multiple interpretations. We cannot predict the results of future court rulings, or how the FCC may respond to any such rulings, or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions. For instance, state regulatory rulings during 2005 reduced circuit access fees in our Texas markets and increased rates in the Atlanta market. In particular, the circuit access fees and other costs that we incur in Texas were reduced based on a state regulatory order that went into effect in March 2005. We began realizing benefits from the Texas state regulatory ruling in the second quarter of 2005.

We made changes in our network architecture via a network optimization project to mitigate the increases in transport circuit costs resulting from the FCC rule changes. This network optimization project, undertaken in response to the TRRO, was completed in the quarter ended June 30, 2006 and resulted in $1.3 million in installation expenses during the six months ended June 30, 2006, which included $0.2 million for additional network optimization efforts inspired by the TRRO-related project. These additional network optimization efforts continued during the quarter ended September 30, 2006, in which we incurred an additional $0.5 million in installation expenses, which we expect will continue during the remainder of 2006. Until these efforts are complete, we expect our circuit access fees and transport charges to increase in the short-term largely due to installation expenses associated with network regrooming for the continuing network optimization project. Transport charges have increased as a percentage of revenue from 2.7% and 2.5%, respectively, for the three and nine month periods ended September 30, 2005 to 4.1 % and 3.9%, respectively, for the three and nine months ended September 30, 2006.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	September 30, 2005		September 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Selling, general and administrative (exclusive of depreciation and amortization);
Salaries, wages and benefits (excluding stock-based compensation)	$14,983	36.2%	$17,947	32.7%	$2,964	19.8%
Stock-based compensation	86	0.2%	1,085	2.0%	999	nm
Marketing costs	493	1.2%	356	0.6%	(137)	-27.8%
Other selling, general and administrative	6,369	15.4%	9,532	17.4%	3,163	49.7%

Total SG&A	$21,931	53.0%	$28,920	52.7%	$6,989	31.9%

Other operating expenses;
Public offering costs	$—	0.0%	$659	1.2%	$659	nm

	September 30, 2005		September 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Nine Months Ended
Selling, general and administrative (exclusive of depreciation and amortization);
Salaries, wages and benefits (excluding stock-based compensation)	$42,910	37.4%	$51,409	33.2%	$8,499	19.8%
Stock-based compensation	240	0.2%	3,131	2.0%	2,891	nm
Marketing costs	1,288	1.1%	1,486	1.0%	198	15.4%
Other selling, general and administrative	18,781	16.4%	27,223	17.6%	8,442	44.9%

Total SG&A	$63,219	55.1%	$83,249	53.7%	$20,030	31.7%

Other operating expenses;
Public offering costs	$—	0.0%	$659	0.4%	$659	nm

Other data:
Employees	692		866		174	25.1%

Selling, General and Administrative and Other Operating Expenses. Selling, general and administrative expenses, excluding stock-based compensation expense, increased at a slower rate than our revenue or customers for both the three and nine month periods ended September 30, 2006. This change is evidenced by its decline as a percentage of revenue from 52.8% and 54.9%, respectively, in the three and nine month periods ended September 30, 2005 to 50.7% and 51.7%, respectively, in the three and nine month periods ended September 30, 2006. However, this decrease was diminished by costs associated with the March 2006 launch of operations in Los Angeles, our introduction of mobile services in all our markets during the first quarter of 2006, and increased cost associated with being a public company. We expect selling, general and administrative costs, excluding stock-based compensation expense, to continue to decrease over time as a percentage of revenue as our customer base and revenues grow without proportional increases in our expenses.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods. The primary factor increasing this category of costs is the growth in employees.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase in this category of costs is primarily due to the addition of new operations and to the increase in centralized expenses needed to keep pace with the growth in customers and the cost of becoming a public company, including preparing for Sarbanes-Oxley Act compliance, and professional fees associated with a heightened level of regulatory activity.

The three and nine months ended September 30, 2006 includes $0.7 million of public offering costs related to our secondary public offering completed in October of 2006.

Depreciation and Amortization (Dollar amounts in thousands)

	September 30, 2005		September 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Depreciation and amortization	$6,097	14.7%	$6,937	12.6%	$840	13.8%

	September 30, 2005		September 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Nine Months Ended
Depreciation and amortization	$17,749	15.5%	$20,378	13.1%	$2,629	14.8%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.8 million and $2.6 million between the three and nine month periods ended September 30, 2005 and 2006, respectively. Depreciation and amortization expense increased because new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated. The increase in depreciation and amortization expense was primarily due to increased capital expenditures consistent with customer growth.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	September 30, 2005		September 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Interest income	$374	0.9%	$518	0.9%	$144	38.5%
Interest expense	(730)	-1.8%	(65)	-0.1%	665	-91.1%
Loss on disposal of assets	(109)	-0.3%	(241)	-0.4%	(132)	121.1%
Other income, net	13	0.0%	—	0.0%	(13)	-100.0%
Income tax expense	—	0.0%	(138)	-0.3%	(138)	nm

Total	$(452)	-1.1%	$74	0.1%	$526	-116.4%

	September 30, 2005		September 30, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Nine Months Ended
Interest income	$882	0.8%	$1,317	0.8%	$435	49.3%
Interest expense	(2,045)	-1.8%	(111)	-0.1%	1,934	-94.6%
Loss on disposal of assets	(382)	-0.3%	(534)	-0.3%	(152)	39.8%
Other income, net	(9)	0.0%	—	0.0%	9	-100.0%
Income tax expense	—	0.0%	(263)	-0.2%	(263)	nm

Total	$(1,554)	-1.4%	$409	0.3%	$1,963	-126.3%

Interest Income. Interest income increased for both the three and nine month periods ended September 30, 2006 as a result of higher interest rates during 2006.

Interest Expense. Interest expense decreased $0.7 million for the three month period ended September 30, 2006 and $1.9 million for the nine month period ended September 30, 2006 compared to September 30, 2005. The decrease in interest expense between the periods resulted from the payoff of our debt with Cisco Capital in November 2005. The interest expense in the first nine months of 2006 relates primarily to commitment fees under our revolving credit facility.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment increased $0.1 million for both the three and nine month periods ended September 30, 2006 compared to September 30, 2005. Our loss principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows, and the write-off of certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Other income, net. Other income, net primarily represented adjustments to the carrying value of certain interest rate sensitive investments to reflect market value changes. These investments were converted to other investments in the first quarter of 2005, resulting in no amount being recorded to this account in 2006.

Income tax expense. Income tax expense increased $0.1 million and $0.2 million for the three and nine month periods ended September 30, 2006, respectively, compared to the three and nine month periods ended September 30, 2005, respectively, due to estimated alternative minimum tax requirements based on current annual book and taxable income projections.

Net Income (Loss). Net income increased $1.1 million and $5.0 million for the three and nine month periods ended September 30, 2006 from the three and nine month periods ended September 30, 2005, respectively. The improved results arose primarily from increases in revenues exceeding increases in selling, general and administrative expenses and depreciation and amortization expense. Another significant factor relates to a $2.0 million reduction of interest expense due to the payoff of our debt with Cisco Capital in November 2005.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to the Condensed Consolidated Financial Statements. At September 30, 2006, our segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles. We have also presented San Diego in our segment information, as we have incurred capital expenditures and operating expenses for the San Diego market in preparation of its launch. The balance of our operations is in our Corporate group, which consist of corporate executive, administrative and support functions and unallocated centralized operations, which includes network operations, customer care and provisioning. We do not allocate these Corporate costs to the other segments and believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. In addition to segment results, we use aggregated adjusted EBITDA to assess the operating performance of the overall business. Because our chief executive officer, who is our chief operating decision maker, primarily evaluates the performance of our segments on the basis of adjusted EBITDA, we believe that segment adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure our operating results and assess performance, and each segment’s revenue and adjusted EBITDA is presented in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use the non-GAAP financial measure adjusted EBITDA, and that, in our case, when applicable, further excludes stock-based compensation expense, public offering costs (whether the offering was consummated or not), gains relating to our troubled debt restructuring and the early payoff of our restructured debt, gain or loss on asset dispositions and other non-operating income or expense. We have presented adjusted EBITDA because this financial measure, in combination with revenue and operating expense, is an integral part of the internal reporting system used by our management to assess and evaluate the performance of our business and its operating segments both on a consolidated and on an individual basis.

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

Our segment data is presented below: (Dollar amounts in thousands)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
Revenue:
Atlanta	$39,276	$46,868	$13,874	$16,073
Dallas	30,875	37,718	10,840	13,127
Denver	34,939	43,370	12,445	14,828
Houston	8,720	18,471	3,592	6,952
Chicago	951	7,853	652	3,397
Los Angeles	—	739	—	530
San Diego	—	—	—	—

Total revenue	$114,761	$155,019	$41,403	$54,907

Adjusted EBITDA:
Atlanta	$22,790	$27,789	$8,249	$9,763
Dallas	13,225	17,092	4,957	6,170
Denver	18,252	23,332	6,543	8,067
Houston	441	5,658	631	2,537
Chicago	(5,113)	(1,919)	(1,795)	(223)
Los Angeles	—	(4,054)	—	(1,587)
San Diego	—	(27)	—	(27)
Corporate	(31,634)	(40,681)	(11,022)	(14,088)

Total Adjusted EBITDA	$17,961	$27,190	$7,563	$10,612

Operating income (loss):
Atlanta	$18,277	$23,683	$6,772	$8,517
Dallas	9,271	13,119	3,646	4,942
Denver	14,376	19,574	5,234	6,854
Houston	(682)	3,722	197	1,835
Chicago	(5,475)	(2,969)	(1,999)	(622)
Los Angeles	—	(4,397)	—	(1,783)
San Diego	—	(27)	—	(27)
Corporate	(35,793)	(49,683)	(12,470)	(17,785)

Total operating income (loss)	$(26)	$3,022	$1,380	$1,931

Depreciation and amortization expense:
Atlanta	$4,513	$4,106	$1,477	$1,244
Dallas	3,954	3,973	1,311	1,228
Denver	3,876	3,758	1,309	1,213
Houston	1,123	1,936	434	702
Chicago	362	1,050	204	399
Los Angeles	—	343	—	196
San Diego	—	—	—	—
Corporate	3,921	5,212	1,362	1,955

Total depreciation and amortization	$17,749	$20,378	$6,097	$6,937

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
Capital expenditures:
Atlanta	$3,011	$4,605	$1,046	$1,554
Dallas	2,181	5,485	894	823
Denver	2,791	3,973	1,047	1,093
Houston	2,547	2,716	894	712
Chicago	2,529	1,887	879	444
Los Angeles	345	2,383	345	720
San Diego	—	1,031	—	915
Corporate	3,768	10,664	1,703	3,939

Total capital expenditures	$17,172	$32,744	$6,808	$10,200

Total assets:
Atlanta			$12,602	$15,784
Dallas			10,706	13,545
Denver			11,589	13,195
Houston			7,938	11,936
Chicago			5,026	8,144
Los Angeles			345	4,674
San Diego			—	895
Corporate			55,480	63,330

Total assets			$103,686	$131,503

	Nine Months Ended September 30,		Three Months Ended September 30,
	2005	2006	2005	2006
Reconciliation of Adjusted EBITDA to Net income (loss):
Total Adjusted EBITDA for reportable segments	$17,961	$27,190	$7,563	$10,612
Depreciation and amortization	(17,749)	(20,378)	(6,097)	(6,937)
Non-cash stock option compensation	(240)	(3,131)	(86)	(1,085)
Public offering costs		(659)		(659)
Interest income	882	1,317	374	518
Interest expense	(2,045)	(111)	(730)	(65)
Loss on disposal of property and equipment	(382)	(534)	(109)	(241)
Other income (expense), net	(7)	—	13	—
Income tax expense	—	(263)	—	(138)

Net income (loss)	$(1,580)	$3,431	$928	$2,005

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

We record costs in our markets prior to launching service to customers. We launched service in Atlanta in April 2001, in Dallas in September 2001, in Denver in January 2002, in Houston in March 2004, in Chicago in March 2005, and in Los Angeles in March 2006. We attained positive adjusted EBITDA in Atlanta, Dallas, Denver, Houston and Chicago within 18 months from launch. We plan to offer service in San Diego beginning early in the first quarter of 2007 and in two additional markets by the end of 2007.

Liquidity and Capital Resources (Dollar amounts in thousands)

	Nine Months Ended September 30,		Change from Previous Period
	2005	2006	Dollars	Percent
Cash Flows:
Provided by operating activities	$18,339	$28,719	$10,380	56.6%
Used in investing activities	(7,134)	(29,945)	(22,811)	319.8%
Provided by (used in) financing activities	(8,374)	2,579	10,953	-130.8%

Net increase in cash and cash equivalents	$2,831	$1,353	$(1,478)	-52.2%

Overview. We commenced operations in 2001. Until 2004, we funded our operations primarily through issuance of an aggregate of $120.8 million in equity securities and borrowings under a line of credit facility established with Cisco Capital, used principally to purchase property and equipment from Cisco Systems. We raised $17.0 million from issuance of equity securities in December 2004 and another $73.6 million of gross proceeds from our initial public offering in November 2005. All outstanding borrowings, totaling $64.3 million, from Cisco Capital were repaid in November 2005 with proceeds from our initial public offering and the credit facility was terminated.

Cash Flows From Operations. Cash provided by operating activities was $18.3 million in the nine months ended September 30, 2005 and $28.7 million in the nine months ended September 30, 2006. The increase in cash provided by operating activities of $10.4 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006 is primarily due to an increase in net income from a net loss of $1.6 million in the nine months ended September 30, 2005 to net income of $3.4 million in the nine months ended September 30, 2006, an elimination of $1.4 million in interest expense associated with the reduction in carrying value in excess of principal resulting from the restructuring of a portion of our Cisco Capital debt in 2002, an increase of $2.9 million in non-cash stock compensation expense associated with the adoption of SFAS 123(R), an increase in depreciation and amortization expense of $2.6 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our new operations in Chicago and Los Angeles and an increase in other assets of $3.3 million. These increases in cash flow were primarily offset by a decrease of $2.7 million in accounts payable, a decrease of $1.1 million from prepaid expenses and other current assets, and a decrease of $1.6 million from accounts receivable.

Cash Flows From Investing Activities. Cash used in investing activities increased $22.8 million in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures, such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs, and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $11.0 million and $32.7 million for the nine months ended September 30, 2005 and nine months ended September 30, 2006, respectively. In 2005, network-related capital expenditures were primarily financed through our credit facility with Cisco Capital and, accordingly, were non-cash transactions. After giving consideration to non-cash purchases of property and equipment, capital expenditures increased $15.6 million for the first nine months of 2006 compared to the first nine months of 2005. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. In addition, we have incurred approximately $4.6 million in the nine months ended September 30, 2006 for network grooming activities primarily associated with the TRRO. We expect that future capital expenditures will continue to be concentrated in these areas and that total capital expenditures will be approximately $42.5 million in 2006. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. We also experienced a decrease of $1.7 million in net cash flows from investment redemptions and purchases for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Non-cash Purchases of Property and Equipment. Purchases of property and equipment through our credit facility with Cisco Capital, which terminated in November 2005, were recorded as non-cash purchases because they were directly financed by Cisco Capital without the exchange of cash for the assets that we purchased. Network capital expenditures include the purchase of integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs. Our non-cash purchases of property and equipment were $6.2 million in the nine month period ended September 30, 2005.

As noted above, the balance of our debt under the Cisco Capital credit facility was repaid in November 2005 using the proceeds from our initial public offering and the facility was terminated. Therefore, there were no non-cash purchases of property and equipment after November 2005.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $2.6 million for the nine months ended September 30, 2006 compared to cash used in financing activities of $8.4 million in the nine months ended September 30, 2005. The principal components of cash flow provided by financing activities in the nine months ended September 30, 2006 are proceeds from the exercise of stock options of $2.7 million offset by repayment of long-term debt and capital leases of $0.2 million and financing issuance cost of $0.1 million. The primary use of cash in the nine months ended September 30, 2005 was the repayment of long-term debt and capital leases of $9.2 million offset by proceeds from long-term debt of $0.7 million. We had no payments on long-term debt in 2006 due to the payoff of our debt after our initial public offering in November 2005.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan. We anticipate launching operations into at least five additional markets by the end of 2009, including three new markets by the end of 2007, and we believe our long-term cash requirements include the capital necessary to fund this next phase of our market expansion. Our business plan assumes that cash and investments on hand plus cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to our five additional markets as they are launched on a staggered basis over the next three years. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand to cover projected cash needs.

Secured Revolving Line of Credit. In addition to the sources of cash noted above, on February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The following description of the line of credit briefly summarizes the facility’s terms and conditions that are material to us and is qualified in its entirety by reference to the full text of the credit agreement, which was filed with the SEC on a Form 8-K on February 14, 2006. As of September 30, 2006, there were no amounts drawn down on the line of credit.

General. The secured revolving line of credit will terminate by its terms on February 8, 2011. The revolving line of credit will be available to finance working capital, capital expenditures, and other general corporate purposes. All borrowings will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

Interest and Fees. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at our option, will equal a LIBO rate or an alternate base rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The applicable margins for LIBO rate loans are 2.25%, 2.50%, and 2.75% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.7 million, and between $16.7 million and $25.0 million, respectively. The applicable margins for alternate base rate loans are 0.75%, 1.00%, and 1.25% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.7 million, and between $16.7 million and $25.0 million, respectively. In addition, we are required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.50%.

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

Covenants and Other Matters. The revolving line of credit requires us to comply with certain financial covenants, including minimum consolidated EBITDA, minimum leverage ratio, as determined by our debt divided by EBITDA, and maximum capital expenditures. We were in compliance with all such covenants at September 30, 2006.

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

Critical Accounting Policies

We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included in this report, the following involved a higher degree of judgment and complexity, and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Revenue derived from customer installation which represented less than 1% of total revenues in the three and nine months ended September 30, 2005 and 2006, is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Most of our customers enter a three year contract with us. Due to the length of time we have been operating, the initial term of most of our customer contracts has not yet expired. Accordingly, we do not have sufficient experience to estimate whether the average customer life will in fact exceed the term of the customer contract and use the shorter contract period for purposes of amortizing revenues and costs from customer installation. Related installation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized. Mobile handset revenue is recognized at the time of shipment.

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

Allowance for Doubtful Accounts. We have established an allowance for doubtful accounts through charges to selling, general and administrative expense. The allowance is established based upon the amount we ultimately expect to collect from customers, and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are written off against the allowance upon disconnection of the customers’ service, at which time the accounts are deemed to be uncollectible. Generally, customer accounts are considered delinquent and the service disconnection process commences when they are sixty days in arrears. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of our expenses could result.

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

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under this guidance, the Company recognized non-cash compensation expense for stock options by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. The deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

The impact of adopting SFAS 123(R) was an increase in stock-based compensation expense of approximately $1.0 million and $2.9 million, respectively, in the three and nine month periods of 2006 compared to the same periods in 2005. Total stock-based compensation expense is expected to be between $4.0 million to $4.5 million for the year ended December 31, 2006. As of September 30, 2006, total unrecognized compensation cost related to non-vested awards totals approximately $12.0 million and is expected to be recognized over a weighted-average period of 1.9 years.

Management judgments and assumptions related to volatility, the expected term and the forfeiture rate are made in connection with the calculation of stock-based compensation expense. We periodically review all assumptions used in our stock option pricing model. Changes in these assumptions could have a significant impact on the amount of stock-based compensation expense.

Valuation Allowances for Deferred Tax Assets. We have established allowances that we use in connection with valuing expense charges associated with our deferred tax assets. Our valuation allowance for our net deferred tax asset is designed to take into account the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets in the event that we record positive income for income tax purposes. For federal and state tax purposes, our net operating loss carryforwards could be subject to significant limitations on annual use. To account for these uncertainties we have recorded a valuation allowance for the full amount of our net deferred tax asset. As a result, the value of our net deferred tax assets on our balance sheet is zero.

Cautionary Notice Regarding Forward-looking Statements. Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and our assumptions regarding the regulatory environment, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions, are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of sales, operating margins, earnings, cash flow, working capital and capital expenditures, they are subject to risks and uncertainties. These forward-looking statements represent our estimates and assumptions only as of the date of this report and are not intended to give any assurance as to future results. As a result, you should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At September 30, 2006, all investments were in short-term commercial paper that would be held to maturity and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

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

We are subject to federal and state rules and regulations pertaining to customer proprietary network information, or CPNI. In connection with these rules and regulations, the FCC has initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance began on February 1, 2006. On April 21, 2006, the FCC issued a Notice of Apparent Liability, or NAL, proposing a fine of $0.1 million on us for our failure to maintain in our files a compliance certificate required by FCC rules. The FCC’s investigation is not yet complete. The FCC may ultimately impose a fine that is larger than that proposed in the NAL and may seek to impose additional fines relating to our CPNI compliance. We are currently unable to assess the magnitude and likelihood of such fines.

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A.	RISK FACTORS

The following risk factor incorporates material changes from the risk factors previously disclosed in the Form 10-K filed on March 31, 2006.

The FCC is reexamining its policies towards VoIP and telecommunications in general. New or existing regulation could subject us to additional fees or fines or increase the competition we face.

We currently operate as a regulated common carrier, which subjects us to some regulatory obligations. The FCC adopted rules applicable to “interconnected VoIP providers” but it has not determined whether to classify interconnected VoIP providers as common carriers. The rules applicable to interconnected VoIP providers require them to provide access to emergency 911 services for all customers that are comparable to the 911 services provided by traditional telephone networks, to implement certain capabilities for the monitoring of communications by law enforcement agencies pursuant to a subpoena or court order and to contribute to the federal universal service fund. As a common carrier, we currently comply with the 911 requirements, comply with law enforcement assistance requirements applicable to traditional telecommunications carriers and contribute to the federal universal service fund. The FCC continues to examine its policies towards services provided over IP networks, such as our VoIP technology, and the results of these proceedings could impose additional obligations, fees or limitations on us.

We are also subject to federal and state rules and regulations pertaining to customer proprietary network information, or CPNI. In connection with these rules and regulations, the FCC has initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance began on February 1, 2006. On April 21, 2006, the FCC issued a Notice of Apparent Liability, or NAL, proposing a fine of $0.1 million on us for our failure to maintain in our files a compliance certificate required by FCC rules. The FCC’s investigation is not yet complete. The FCC may ultimately impose a fine that is larger than that proposed in the NAL and may seek to impose additional fines relating to our CPNI compliance. We are currently unable to assess the magnitude and likelihood of such fines.

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

None.

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

Date: November 7, 2006

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