Form 10-K
period 2006-12-31
CBEYOND, INC.
filed 2007-03-16
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Securities registered pursuant to 12(b) of the Act:

Common Stock, $0.01 par value

(Title of Class)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the common stock held by non-affiliates of the registrant was $310,529,711 based on a closing price of $17.65 on the Nasdaq Global Market on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 13, 2007
Common Stock, $0.01 par value	27,731,622

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on June 8, 2007. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CBEYOND, INC.

For the Fiscal Year Ended December 31, 2006

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and our assumptions regarding the regulatory environment, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions, are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of sales, operating margins, earnings, cash flow, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in this report in the sections titled “Part I, Item 1A Risk Factors” and “Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results. As a result, you should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws. Factors that might cause future results to differ include, but are not limited to, the following:

•	the timing of the initiation, progress or cancellation of significant contracts or arrangements;

•	the mix and timing of services sold in a particular period;

•	our need to recruit and retain experienced management and personnel;

•	rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets;

•	ability to maintain or attract sufficient customers in our existing markets or in new markets;

•	ability to respond to increasing competition;

•	ability to manage growth of our operations;

•	regulatory, legislative and judicial developments;

•	changes in estimates of taxable income could significantly affect our effective tax rate; and

•	general economic and business conditions.

Item 1.	Business

OVERVIEW

In this document, Cbeyond, Inc. and its subsidiaries are referred to as “we,” the “Company” or “Cbeyond.”

We provide managed Internet Protocol-based, or IP-based, communications services to our target market of small businesses in select large metropolitan areas. Our services include local and long distance voice services, broadband Internet access, mobile voice and data, email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, and other communications and IT services. In January 2006, we began offering mobile voice and data services in conjunction with our landline-based services via our mobile virtual network operator, or MVNO, relationship with a nationwide wireless network provider. Our voice services (other than our mobile voice and data services) are delivered using Voice over IP, or VoIP, technology and all of such services are delivered over our secure all-IP network, rather than over the best-efforts public Internet. Our network allows us to manage quality of service and achieve network and call reliability comparable to that of traditional phone networks.

We believe our all-IP network platform enables us to deliver an integrated bundle of communications services that may otherwise be unaffordable or impractical for our customers to obtain. We manage all aspects of our service offerings for our customers, including installation, provisioning, monitoring, proactive fault management and billing. We first launched our service in Atlanta in April 2001 and now also operate in Dallas, Denver, Houston, Chicago and Los Angeles, and as of January 2007, San Diego.

We reported approximately $213.9 million in revenue in 2006, as compared to $159.1 million in 2005 and $113.3 million in 2004. We reported $39.5 million of adjusted EBITDA, a non-GAAP measure—see “non-GAAP Financial Measures” and net income of $7.8 million, on a consolidated basis in 2006. We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets within approximately 18 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas, Denver, Houston and Chicago within the targeted timeframe. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape and our costs to obtain unbundled network elements from the local telephone companies in each market. As of December 31, 2006, we were providing communications services to 27,343 customer locations.

Our IP/VoIP network architecture. We deliver our services (other than our mobile voice and data services) over a single all-IP network using a T-1 connection. This allows us to provide a wide array of voice and data services, attractive service features (such as online additions and changes), quality of service and network and call reliability comparable to that of traditional telephone networks. Unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services, we employ a single integrated network, which uses technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. We transmit our customers’ voice and data traffic over our secure private network and do not use the public Internet, which is employed by other VoIP companies such as Vonage and Skype Technologies. Our network design exploits the convergence of voice and data services and we believe requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner. Beginning in the first quarter of 2006, leveraging the flexibility of our IP network and back-office systems, we integrated mobile services with our wireline services. We currently have an arrangement with an established national mobile carrier, which provides our nationwide, privately-branded mobile service offering for our BeyondVoice customers.

Our target market and value proposition. Our target market is businesses with 5 to 249 employees in large metropolitan cities, using four to forty-eight lines. According to 2005 Dun & Bradstreet data, there are approximately 1.4 million businesses with 5 to 249 employees in the 25 largest markets in the United States. As of December 31, 2006, we served six of these markets and planned to launch into at least five additional markets by the end of 2009, including three new markets by the end of 2007, of which San Diego was launched in January 2007.

We provide each of our integrated packages of managed services at a competitively priced, fixed monthly fee. Certain enhanced services are available as optional add-ons, and we charge per-minute fees for long distance telephone and mobile phone usage in excess of included plan minutes. We believe that we provide a differentiated value proposition to our customers, most of which do not have dedicated in-house resources to fully address their communications requirements, and who therefore value the ease of use and comprehensive management that we offer. Our primary competitors, the local telephone companies, do not generally offer packages of similar managed services to our target market. We believe that this value proposition, along with our fixed-length contracts, has been crucial to achieving our historical monthly customer churn rate, which averaged approximately 1% for the year ended December 31, 2006.

Our Strategy

We intend both to grow our business in our current markets and to replicate our approach in additional markets. To achieve our goal of profitably delivering sophisticated communications tools to small businesses in our current and future markets, we have adopted a strategy with the following principal components:

•

Focus solely on the small-business market in large metropolitan areas. We target small businesses, most of which do not have dedicated in-house resources to address their communications requirements fully and place a high value on customer support. By focusing exclusively on small business customers, we believe we are able to differentiate ourselves from larger service providers and deliver superior service that small business customers value.

•

Offer comprehensive packages of managed IP and mobile communications services. We seek to be the single-source provider of our customers’ wireline local and long distance voice, data and mobile communications needs. All of our customers subscribe to one of our integrated BeyondVoice packages of applications. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. All of our services (other than our mobile voice and data services) are delivered over high-capacity T-1 connections. We do not offer our local and long distance voice services, mobile or broadband Internet access applications on an unbundled basis. We offer our services, including our recently introduced mobile voice and data services, only under fixed-length, flat-rate contracts. We believe that this approach results in high average revenue per customer location and a low customer churn rate. Beginning in the first quarter of 2006, we added mobile voice and data services, including wireless email, calendar, contacts and web browsing to our service offerings. We also plan to offer integrated mobile/wireline applications such as unified messaging, one number service and simultaneous ring. These mobile services are, and will only be, offered in conjunction with our core BeyondVoice package, and we do not plan to offer mobile services on a stand-alone basis. Rather, we offer our customers a bundled mobile and wireline offering with one bill and shared minutes across their business.

•

Increase penetration of enhanced services to our customer base. We seek to achieve higher revenue and margin per customer, increase customer productivity and satisfaction and reduce customer churn by providing enhanced services in addition to our local and long distance voice services and broadband Internet access applications. As of December 31, 2006, our average customer used a total of 5.6 applications, whether as part of a package or purchased as an additional service.

•

Focus sales and marketing resources on achieving significant market penetration. We have chosen to focus our sales and marketing efforts on achieving deep market penetration and growing market share in a limited set of markets and gradually expanding the number of markets served, rather than taking an approach that emphasized having a sales presence in significantly more markets at an earlier stage in our company’s history. We believe that our targeted approach has resulted in our obtaining market share, and therefore profitability, at a faster rate and with better financial results than would have resulted from an approach that emphasized having a sales presence in significantly more markets at an earlier date. In the future, we believe that our base of existing markets will enable us to expand into new markets at a faster pace than we have in the past. In addition, because we prefer to develop and promote sales management from within, rather than hire from outside our company, our constantly growing base of successful markets provides a training ground for more management personnel that we can use to open new markets.

•

Replicate our business model in new markets. As of December 31, 2006, we operated in six markets and intend to expand into at least five additional markets by the end of 2009, including three new markets by the end of 2007, of which San Diego was launched in January 2007. Each time we expand into a new market, we adhere to the same process for choosing, preparing, launching and operating in those markets. In launching our business in each new market, we use the same disciplined financial and operational reporting system to enable us to closely monitor our costs, market penetration and provisioning of customers and maintain consistent standards across all of our markets.

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

•

Capital efficiency. We believe that our business approach requires lower capital and operating expenditures to bring our markets to positive cash flow compared to communications carriers using legacy technologies and operating processes. In addition, our deployment of capital is largely success based, meaning we incur incremental capital only as our customer base grows. Historically, a substantial majority of our market-specific capital expenditures have been success based.

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

•

Our highly regimented but personalized sales model. We believe we have a distinctive approach to recruiting, training and deploying our direct sales representatives, which ensures a uniform sales culture and an effective means of acquiring new customers. Our direct sales representatives follow a disciplined daily schedule and meet face-to-face with customers each day as part of a transaction-oriented, but personalized and consultative, selling process.

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

•

Our strong balance sheet and liquidity position. As of December 31, 2006, we had a strong balance sheet with over $44.1 million in cash, cash equivalents and marketable securities and no debt. We believe that cash flows from operations and cash on hand will be sufficient to fund our capital expenditures and operating expenses, including those related to our current plans to expand into at least five additional markets by the end of 2009, including three new markets by the end of 2007, of which San Diego was launched in January 2007. In addition, we have an open, undrawn $25.0 million revolving line of credit with Bank of America, secured by substantially all of our assets.

We believe our strategies and strengths have contributed to our financial and operating performance, including high revenue growth, attractive average revenue per customer location and low customer churn.

Our Customers

We are targeting entrepreneurial-class businesses, or those with 5 to 249 employees in certain of the 25 largest metropolitan markets in the United States. According to 2005 Dun & Bradstreet data, there are approximately 1.4 million businesses with 5 to 249 employees in the 25 largest markets in the United States. We are focusing on these markets because of their high concentration of small businesses. We believe that focusing on these markets will allow us to maximize the resources we can apply by operating in the densest areas of small business in the United States. As of December 31, 2006, we were providing communications services to 27,343 customer locations.

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

The small businesses we target typically lack affordable access to a T-1 broadband connection and typically do not have dedicated in-house resources to manage their communications needs. A majority of our customer base uses 5 to 8 local voice lines, although the larger size customers in our range represent an increasing percentage of the total. Because we focus solely on small businesses, no single customer or group of customers represents a significant percentage of our customer base or revenues. Similarly, no single vertical customer segment represents a significant percentage of our base. Our largest customer sectors are professional services, which includes physicians, legal offices, banking institutions, consulting firms, accounting firms and real estate. Each of these individually represents less than 5% of our customer base. We believe that small businesses look for the following characteristics in choosing a service provider: competitive pricing, focus on small-business solutions, dedicated customer care, a simplified, single bill and comprehensive service management.

Our Managed Service Offerings

Integrated Service Offerings

We offer integrated managed communications services through our BeyondVoice packages, which are provided over one to three dedicated T-1 connections. The BeyondVoice packages are essentially a single basic product offered in three sizes, depending on the customer’s size and need for bandwidth:

	BeyondVoice I	BeyondVoice II	BeyondVoice III
Customer profile	Businesses with 4 to 14 lines (typically 4 to 30 employees)	Businesses with 15 to 24 lines (typically 30 to 100 employees)	Businesses with 36 to 48 lines (typically 100 to 200 employees with high bandwidth needs)

Broadband connection	One dedicated T-1 connection	Two dedicated T-1 connections	Three dedicated T-1 connections

Number of voice lines	6	16	36
6 landlines (or) 5 landlines + 1 mobile line (or) 4 landlines + 2 mobile lines

Included local minutes per month	Unlimited	Unlimited	Unlimited

Included domestic long distance minutes per month	1,500	3,000	9,000

Internet access	Speed up to 1.5 Mbps; unlimited monthly usage	Speed up to 3.0 Mbps; unlimited monthly usage	Speed up to 4.5 Mbps; unlimited monthly usage

Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus a full line of managed services our customers can choose from to customize their package. Beginning in the first quarter of 2006, we incorporated mobile services into our BeyondVoice I package offering. The local and long distance voice services in our BeyondVoice packages include enhanced 911 services, which are comparable to the 911 services offered over traditional telephone networks, and business class features, which include call forwarding, call hunting, call transfer, call waiting, caller ID and three-way calling.

Enhanced Services

In addition to the applications offered in our BeyondVoice packages, we currently offer other services, which include voicemail, email, web hosting, virtual private network, BeyondMobile, BeyondOffice, secure backup and file sharing, fax-to-email, and other applications and features. In the future, we plan to offer other applications, such as network security, calendar share, secure desktop, and integrated mobile/wireline applications, such as unified messaging, one number service and simultaneous ring. Our enhanced services are sold on an a la carte basis to subscribers of our BeyondVoice bundled packages.

Sales and Marketing

Overview

Our sales force targets small businesses that have 5 to 249 employees and four to forty-eight phone lines. We believe that the traditional local telephone companies have not concentrated their sales and marketing efforts on this business segment. Our direct sales representatives meet face-to-face with customers each day as part of a transaction-oriented, but personalized and consultative, selling process. We adhere to the same sales and operating procedures in every market we enter. We track the performance of our sales team by maintaining detailed activity measurements in each of our markets.

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

Sales Channels

Direct Sales. The cornerstone of our sales efforts is our direct sales force. At full staffing, we target 50 to 60 sales representatives per market. Our direct sales force accounted for approximately 73% of our year to date sales through December 31, 2006.

We believe we have a distinctive approach to recruiting and training our direct sales representatives which ensures a uniform sales approach and a consistent measure of revenue targets. We typically recruit individuals without prior telecommunications sales experience so that we can exclusively provide all of their formal training. The ongoing nature of our training is an essential part of our business strategy. We require our sales personnel to maintain a regimented daily schedule of training, appointment setting and face-to-face meetings with customers, resulting in a transaction-oriented, but personalized and consultative, selling process.

A substantial part of the compensation for our sales force is based on commission. We reinforce our clear expectations of success through a system of increasing quotas and advancement for those who succeed. We promote from within and develop our own sales management talent from promising sales representatives, who have the opportunity to advance as we grow.

National Sales. In 2004 we established a national sales group in order to respond to web-based and telephone inquiries from customer prospects in our markets. In addition to telephone-based sales to these prospects, the national sales group evaluates and forwards potential customer prospects to our direct sales representatives. Our national sales group accounted for approximately 5% of our year to date sales through December 31, 2006.

Indirect Sales. We supplement our direct sales force and our national sales force with our channel partners, who leverage their preexisting business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other IT and telecommunications consultants to small businesses. As compensation for their services, our channel partners receive ongoing residual payments on their sales. At full staffing, we target four indirect sales representatives per market, and our channel partners contributed approximately 22% of our year to date sales through December 31, 2006.

Referrals Program

We believe we are building a culture of referrals that benefits both our direct and indirect selling efforts. We obtain approximately one-third of our new customers from our referral program through our current base of customers and through our referral partners. Our customers and referral partners are eligible to receive a one-time referral credit for each new customer they refer.

Marketing and Advertising

We focus our marketing resources on our direct and indirect sales efforts and programs that support those efforts. We market ourselves as “the last communications company a small business will ever need.” We have launched a focused marketing campaign of targeted direct mail, print and online media but have not committed our resources to traditional brand advertising. Our marketing expenses for the year ended December 31, 2006 were $2.2 million.

Operations

Once a customer is signed, we believe we provide a highly differentiated customer experience in each aspect of the service relationship. Our highly-automated and optimized business processes are designed to provide rapid and reliable installation, accurate billing and responsive, 24x7 care and support using both web-enabled and human resources.

We continue to put emphasis on customer service as a key differentiator to drive customer satisfaction and customer referrals for new business. Our “VP Customer Experience” executive management position focuses on defining the overall customer experience across all customer touch points and the implementation of a cohesive program to ensure customer satisfaction and higher customer retention rates. This customer experience focus has also contributed to continued improvements in our automated care and support capabilities used to service our customers and increase our operational efficiency.

Installation

We employ a team of service coordinators in each of our markets to handle the order entry and customer installation process. A centralized circuit provisioning and customer activation group takes responsibility for ensuring that T-1 circuits from the local telephone company to the customer’s location are provisioned correctly and on time, together with local number portability and the appropriate features and applications ordered by the customer. We seek to provision our BeyondVoice I customers within 30 calendar days, our BeyondVoice II and BeyondVoice II Plus customers within 40 calendar days and our BeyondVoice III customers within 60 calendar days. Our automated processes allow us to reduce the time and human intervention necessary to fill our circuit orders with the local telephone company. Currently, a majority of all circuit orders receive a firm order commitment from the local telephone company with no human intervention in less than 24 hours from submission. Once an order is submitted, an outsourced technician is dispatched to the customer’s location to install the integrated access device, to connect the customer’s equipment to our network, and to activate and test the services. After installation of the integrated access device, new services added by the customer will work with the customer’s existing equipment and require no further equipment changes or capital expenditures.

Billing

We bill all of our customers electronically. Our customers receive their bill due information via email. Full billing detail and analytical capabilities are available to our customers on the web through our Cbeyond Online website. We do not send any paper bills. In addition, over 35% of our customers pay us online, either via credit card, electronic funds transfer, or automatic account debit. Because we employ flat-rate billing in advance, customers are able to budget their costs, billing is simplified and errors are kept to a minimum. Because billing-related calls are often the largest percentage of calls to customer care among communications service providers, our approach to billing greatly reduces the amount of resources needed in our customer care organization. Moreover, our automated systems enable us to easily disconnect and reconnect our services, which assists us in effectively collecting unpaid bills.

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

Our All-IP Network Architecture

We deliver our services (other than our mobile voice and data services) over our single all-IP network using T-1 connections to connect customers to our network. This allows us to provide a wide array of voice and data services, attractive service features (such as real-time online adds and changes), and network reliability and call quality comparable to that of traditional telephone networks. Unlike traditional voice-centric circuit-switched communications networks, we employ a single integrated network using technologies that digitize voice communications into IP packets and converge them with other data services for transport on an IP network. We transmit our customers’ voice traffic over our secure private network and do not rely on the best efforts public Internet. Our network design exploits the convergence of voice and data services and requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

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

Initially, all of our customers connected to our BeyondVoice service via their existing analog premise equipment. For those original customers, as well as any new customers using their existing analog premise equipment, we install and manage an integrated access device on the customer’s premise that converts VoIP traffic to analog time-division multiplexing, or TDM, and interconnects with the customer’s phone system via digital or analog connections. By interconnecting with the customer’s existing TDM-based phone system, we significantly minimize the investment required to switch to our VoIP service, simplify the installation of our service and greatly reduce the sales lead-time.

While the majority of our new customers still connect to our service via their existing analog premise equipment, over the past two years, we have observed a steady increase in the deployment of IP-based phone systems in the small business market. According to several industry analysts, the sales of IP-based phone systems have recently surpassed that of the traditional TDM phone systems. Many of these IP-based phone systems, or IP-PBXs, use a standards-based and highly flexible protocol called session initiation protocol, or SIP, and provide significant cost savings and increased functionality. One of the key benefits for many small businesses is that they now have access to direct inward dial, or DID, capability. DIDs allow each employee to have their own direct phone number and not just an extension. The availability of DIDs allows the end user to take advantage of many productivity enhancing applications such as unified messaging, auto attendant, integrated voicemail, selective call routing and much more.

In early 2005, we began offering our BeyondVoice with SIP connect service that allows customers to connect their IP-PBX to our integrated access device directly via SIP rather than traditional analog or digital. Direct SIP peering between a customer’s IP-PBX and our VoIP network eliminates the need for the customer to purchase a TDM gateway; significantly reducing their hardware investment. SIP peering also eliminates the VoIP to TDM conversions which reduces the voice traffic latency, thereby increasing the voice quality. End-to-end SIP signaling and a pure IP bearer path lay the foundation for richer communication services than offered by the public switched telephone network today, which are essential to the future of packet-based communications and the delivery of productivity enhancing applications.

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

One of the benefits of our IP network is the ability to integrate voice and data packets seamlessly. Bandwidth for voice is dynamically allocated, which allows the customer to enjoy full access to the 1.5 Mbps of bandwidth a T-1 connection affords when no voice traffic is present on the access circuit. When a customer activates a voice line, the allocated bandwidth automatically adjusts to allow the caller the amount of the T-1 connection needed to process the call. This feature allows us to provide increased speed and performance to our customers in their Internet usage while assuring high quality voice service. Because legacy time-division multiplexing service providers must dedicate fixed portions of their customer circuits to voice and data, they are unable to employ dynamic bandwidth allocation.

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

The largest single monthly expense associated with our network is the cost of leasing T-1 circuits to connect to our customers. We lease T-1s primarily from the local telephone companies on a wholesale basis using unbundled network element, or UNE, loops or enhanced extended links. An UNE enhanced extended link consists of a T-1 loop connected to the interoffice transport unbundled network element. This design allows us to obtain the functionality of a T-1 loop without the need for colocation in the local telephone company’s serving office. We are able to take advantage of T-1 UNE loop and UNE enhanced extended links and the associated cost-based pricing of each because we meet certain qualifying criteria established by the Federal Communications Commission, or the FCC, for use of these services and because we have built the processes and systems to take advantage of these wholesale circuits, in contrast to many competitive carriers, which lease T-1 circuits under special access, or retail, pricing. As a result of regulatory changes adopted via the FCC’s Triennial Review Remand Order, or TRRO, we are required to lease T-1 circuits under special access pricing when serving customers in certain geographical areas within the cities we serve. See “Government Regulation.”

We employ these wholesale T-1 circuits as follows:

•

UNE loops. A UNE loop is the facility that extends from the customer’s premises to our equipment colocated in the local exchange company end-office that serves that customer location. We employ UNE loops when we have a colocation in the central office that serves a customer. We use high-capacity T-1 unbundled loops to serve our customers.

•

Enhanced extended links. An enhanced extended link is a combination of an unbundled T-1 loop and an associated T-1 transport element that are joined together by the local telephone company at the end-office serving the customer location. This allows us to obtain access to customer premises without having a colocation at the serving central office. The current FCC rules require local telephone companies to provide T-1 enhanced extended links to carriers subject to certain local use criteria, which we meet. Once we achieve sufficient density from a remote office, we deploy a dedicated DS-3 transport and regroom the T-1 transport elements onto the DS-3 and remove the T-1 transport elements.

Historically, approximately half of our circuits were provisioned using UNE loops and half using enhanced extended links. Our monthly expenses are significantly less when using UNE loops rather than enhanced extended links, but UNE loops require us to incur the capital expenditures of central office colocation equipment. Both UNE loops and enhanced extended links are substantially less expensive for us than special access circuits. We lease DS-3 circuits from local telephone companies or competitive carriers to carry traffic from the end-office colocation to our equipment in a tandem wire center colocation. We install central office colocation equipment in those central offices having the densest concentration of small businesses. We usually launch a market with several colocations and add colocations as the business grows. For example, in Atlanta, our most mature market, we had 15 colocations at the time of our initial public offering in November 2005 and 23 colocations as of December 31, 2006.

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

Our front office systems consist of:

•

Customer relationship management. We use Siebel’s customer relationship management software to handle sales force automation, sales order entry, order management, commissions, customer care, field service functions, integrated access device management and channel partner relationship management.

•

Online customer self-service. Our web-enabled customer self-service capabilities allow Cbeyond customers to manage and pay their Cbeyond bill, manage their Cbeyond account including submitting service requests, manage and change Cbeyond delivered applications, and obtain support. Cbeyond leverages commercially available software to deliver these capabilities to our customers.

Our back office systems consist of:

•

Provisioning. We use application service providers as a common gateway with local telephone companies and third-party databases, including circuit orders, local number portability, and emergency number provisioning.

•

Activation. We have licensed software that handles our network inventory and activation functions, and we have an outsourcing arrangement with a third party to provide telephone number inventory functions.

•	Billing. Billing and payment processing are conducted through software we have licensed, and we handle billing mediation functions through other licensed software.

Relationship with Cisco Systems

Cisco Systems supplies our VoIP network technology. When we began our business in 2000, we evaluated a number of softswitch technologies and VoIP platforms. As a result, we determined that Cisco Systems’ softswitch represented the most advanced softswitch for our needs, incorporating business-class features that business users require with a higher degree of reliability and sophistication than other competing technologies. In addition, we chose a single-vendor solution in an effort to mitigate the risk of integrating equipment from multiple vendors in a relatively new technology. We believe that the risk of integrating competing products has greatly diminished, and we will deploy those products with the best combination of price and performance going forward, whether from Cisco Systems or competing manufacturers.

Competition

As a managed services provider in the communications industry, we broadly compete with companies that could provide both voice and enhanced services to small businesses in our markets.

As a provider of voice services, our primary competitors are the incumbent local phone companies: Qwest Communications International, Inc. in Denver and AT&T, Inc. in Atlanta, Dallas, Houston, Chicago and Los Angeles. Based on information provided by our customers at the time of activation, approximately 66% of our customers used an incumbent local telephone company for local telephone service prior to signing with us, and the remainder used competitive local telephone companies. Many of our customers, prior to joining with us, used multiple vendors for local and long distance voice services and broadband Internet access and have enjoyed the convenience of a sole-sourced service since signing with us. In addition to the local telephone companies, we compete with other competitive carriers in each of our markets. These competitive carriers include Covad Communications Group, Inc., XO Communications, LLC, NuVox Communications, US LEC Corp., McLeod USA Incorporated, Eschelon Telecom, Inc., and ITC^Deltacom, Inc., among many others. Certain of these competitive carriers have adopted VoIP technology similar to that employed by us, and in the future we expect others to do so.

In addition, there are other providers using VoIP technology, such as Vonage Holdings Corp., Skype Technologies SA, a subsidiary of eBay, Inc., deltathree, Inc. and 8x8, Inc., which offer service using the public Internet to access their customers. We do not currently view these companies as our direct competitors because they primarily serve the consumer market and businesses with fewer than four lines. Certain cable television companies, such as Cox Communications, Inc., Comcast Cable Communications, Inc., TimeWarner Cable, Inc. and Cablevision Systems Corp., have deployed VoIP primarily to address consumers and to compete better against local telephone companies for residential customers, although each of these companies does offer packaged services to small business customers. Certain other VoIP-based companies, such as Net2Phone, Inc. and iBasis, Inc. have built business models based on wholesale VoIP services to companies that do not wish to develop or wholly operate their own VoIP services. We do not view Net2Phone and other VoIP wholesalers as competitors, given their consumer focus. We expect that, in the future, other companies may be formed to take advantage of our VoIP-based business model. Existing companies may also expand their focus in the future to target small business customers. In addition, certain utility companies have begun experimenting with delivering voice and high speed data services over power lines.

In connection with our BeyondMobile offering, we compete with national wireless phone companies, such as Cingular Wireless LLC, Sprint Nextel Corporation, T-Mobile USA, Inc. and Verizon Wireless, as well as regional wireless providers.

Government Regulation

Our communications services business is subject to the statutory framework established by Congress, state legislatures and varying degrees of federal, state and local regulation. In contrast to certain other IP-based carriers, we have elected to operate as a common carrier and thus our business does not rely on the regulatory classification of, or regulatory treatment for, IP-based carriers in particular. As a common carrier, we are subject to the jurisdiction of both federal and state regulatory agencies, which have the authority to review our prices, terms and conditions of service. The regulatory agencies exercise minimal control over our prices and services, but do impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements. In addition, it is possible that, in limited circumstances, we will be subject to requirements placed on “interconnected VoIP providers” in addition to the requirements we are subject to as a common carrier.

We operate as a facilities-based carrier and have received all necessary state and FCC authorizations to do so. Unlike resale carriers, we do not rely upon access to incumbent local exchange carrier switching facilities or capabilities. As a facilities-based carrier, we have undertaken a variety of regulatory obligations, including (for example) providing access to emergency 911 systems, permitting law enforcement officials access to our network upon proper authorization, contributing to the cost of the FCC’s (and, where applicable, the state) universal service programs and making our services accessible to persons with disabilities.

By operating as a common carrier, we also benefit from certain legal rights established by federal legislation, especially the federal Telecommunications Act of 1996, or the Telecom Act, which gives us and other common carrier competitive entrants the right to interconnect to the networks of incumbent telephone companies and access to elements of their networks on an unbundled basis. These rights are not available to providers who do not operate as common carriers. We have used these rights to gain interconnection with the incumbent telephone companies and to purchase selected unbundled network elements, or UNEs, at prices based on incremental cost, especially T-1 loop UNEs that provide us access to our customers’ premises.

Congress, the FCC and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. Several bills have been introduced regarding telecommunications issues such as net neutrality, but none would have any impact on our right to purchase UNEs. While negative federal legislation is always a possibility, we believe it unlikely that any such negative legislation will be passed by Congress in 2007. The FCC’s current rules, as established in the August 2003 “Triennial Review Order” and subsequent orders discussed below, establish the general framework of regulation that allows us to purchase the UNEs that we buy. In addition, some of the changes under consideration by Congress, the FCC and state regulators may affect our competitors differently than they affect us. For example, the FCC’s elimination of the UNE-P rules several years ago affected resale carriers that seek to compete against us, but elimination of those rules did not affect us, because we never relied on UNE-P as a part of our business model. Changes in the universal service fund may affect the fees we are required to pay to contribute to funding this program, but since we and our competitors generally pass these fees through to customers, we expect any changes to have minimal competitive effect. Similarly, we do not expect changes in inter-carrier compensation rules to have a material effect on us because we derive the vast majority of our revenues directly from our customers, rather than from other carriers. We do not collect reciprocal compensation for termination of local calls, and we derive relatively little revenue from access charges for origination and termination of long distance calls over our network. The Colorado commission has also recently initiated an investigation of certain UNE rates which may include a review of T-1 and DS-3 UNEs. If these UNEs are included in the review, it is possible that we would be subject to future rate increases.

The FCC has adopted new regulations governing VoIP services. Although we use VoIP technology extensively in our network, the new rules have more impact on service providers who do not currently operate as common carriers. This is because the FCC has now subjected VoIP providers to obligations that we have already undertaken to fulfill due to our status as a common carrier. For example, the FCC adopted rules that require “interconnected VoIP providers” to enable all customers to access 911 emergency services, to contribute to the federal universal service fund and to provide certain capabilities for the monitoring of communications by properly-authorized law enforcement agencies. We believe that these rules affect potential competitors more than they affect us, because we are already subject to universal service obligations, provide 911 access and law enforcement access capabilities in compliance with the requirements that apply to common carriers. Such requirements are subjects of ongoing review by both Congress and the FCC that could result in additional obligations over time.

Although the nature and effects of governmental regulation are not predictable with certainty, we believe that the FCC is unlikely to adopt rules that extinguish our basic right or ability to compete in the telecommunications markets and that any rule changes that affect us will likely be accompanied by transition periods sufficient to allow us to adjust our business practices accordingly. The following sections describe in more detail the regulatory developments described above and other regulatory matters that may affect our business.

Regulatory Framework

Our business relies heavily on the use of T-1 UNE loops and UNE enhanced extended links, or EELs, that include T-1 loop components, for access to customer premises. Our existing strategy is based on FCC rules that require incumbent local exchange carriers to provide us these UNEs at wholesale prices based on incremental costs. As a result of a court decision, the FCC issued rules, which became effective on March 11, 2005, limiting the obligation of incumbent local exchange carriers to provide UNEs in certain circumstances. The new rules require, among other things, that incumbent local exchange carriers continue providing T-1 UNE loops in most situations, but not in high-density central offices. This exception affects the price we pay to obtain access to T-1 loops in some of the central business districts we serve, as discussed in more detail below. On June 16, 2006, the DC Court of Appeals upheld the FCC’s new rules in their entirety. These rules may nevertheless change at any time due to future FCC decisions, and we are unable to predict how such future developments may affect our business.

The Telecom Act

The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory preconditions to allow companies like us to compete for the provision of local communications services. Before the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T, known as a regional Bell operating company, which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services. The regional Bell operating companies, following some recent consolidation including AT&T finalizing its purchase of BellSouth at the end of 2006, now consist of Verizon, Qwest Communications and AT&T Communications.

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

We have developed our business, including being designated as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the incumbent carriers. We believe that the continued viability of the provisions relating to these matters is critical to the success of the competitive regime contemplated by the Telecom Act. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, new FCC rules, and challenges to existing and proposed regulations by the incumbent carriers. We anticipate that Congress will consider a range of proposals to modify the Telecom Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the incumbent local exchange carriers’ networks. We consider it unlikely, however, that Congress would reverse the fundamental policy of encouraging competition in communications markets.

Congress may also consider legislation that would address the impact of the Internet on the Telecom Act. Such legislation could seek to clarify the regulations applicable to VoIP and Internet providers. We believe that such legislation is unlikely to result in the imposition of new regulatory obligations on us, although it is possible that it will eliminate certain regulatory obligations that apply to us as a result of our status as a common carrier.

Federal Regulation

The FCC regulates interstate and international communications services, including access to local communications networks for the origination and termination of these services. We provide interstate and international services on a common carrier basis. The FCC requires all common carriers to obtain an authorization to construct and operate communications facilities and to provide or resell communications services, between the United States and international points. We have secured authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic and international services.

The FCC imposes extensive economic regulations on incumbent local exchange carriers due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, competitive local exchange carriers. Unlike incumbent carriers, our retail services are not currently subject to price cap or rate of return regulation. We are therefore free to set our own prices for end-user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable and non-discriminatory. We have filed tariffs with the FCC containing interstate rates we charge to long distance carriers for access to our network, also called interstate access charges. The rates we can charge for interstate access, unlike our end user services, are limited by FCC rules. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier and other consumer protection matters. The FCC has the authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of these requirements. Our operating costs are increased by the need to assure compliance with these regulatory obligations.

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

The Telecom Act also permitted a regional Bell operating company to enter the long distance market within its local telephone service area upon showing that certain statutory conditions set forth in Section 271 of the Telecom Act have been met and upon obtaining FCC approval. The FCC has approved regional Bell operating company petitions for in-region long distance for every state in the nation, and each regional Bell operating company is now permitted to offer long distance service to its local telephone customers. The FCC subsequently relieved the Regional Bell Operating Companies, or RBOC, of some of the conditions imposed for Section 271 long distance approval, including in particular conditions that impose obligations to provide access to broadband (although not T-1) UNEs beyond what the FCC has required in its Triennial Review Order, or TRO, and Triennial Review Remand Order, or TRRO, which are discussed below in more detail. While we do not currently use any UNEs obtained exclusively under Section 271 long distance entry conditions, we may seek to do so in the future. As a result of the state commission reviews to implement the FCC’s TRO/TRRO decisions, some states (e.g., Georgia, Illinois and California) have adopted rules to implement the requirement that RBOCs provide competitors with access to network elements pursuant to section 271. Some states, like Georgia, have also adopted rules setting the rates that an RBOC must charge for such network elements. The FCC is currently considering whether to preempt such state regulation of UNEs offered exclusively under Section 271.

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

In the TRO of August 2003, the FCC substantially revised its rules interpreting and enforcing the UNE requirements, while maintaining the general regulatory framework under which we purchase our UNEs. The FCC also adopted new eligibility requirements for the use of UNE EELs. Under these rules, a carrier seeking to purchase an EEL must certify that each circuit so purchased meets specific criteria designed to ensure that the circuit will be used to provide local exchange voice service. We believe, and are prepared to so certify, that all of our EEL circuits satisfy these criteria. These aspects of the Order were not affected by the subsequent court decision reviewing the TRO or by the TRRO.

In the TRO, the FCC also eliminated unbundling for certain incumbent local exchange carrier fiber that utilize packet technology and severely restricted unbundling for fiber loops to homes and, in a subsequent order, other “predominantly residential” locations such as apartment buildings. We currently do not use any fiber-to-home UNEs. We were, therefore, not materially affected by this ruling, although the elimination of UNE loops serving “predominantly residential” buildings could restrict our access to some small business customers.

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

Incumbent local exchange carriers are required to continue providing T-1 UNE loops at cost-based rates, except in central offices serving 60,000 or more business lines and in which four or more fiber-based competitors have colocated. Because many of our customers are located in high-density central business districts, some of our existing T-1 loops are affected by this new limitation. An incumbent local exchange carrier is also not required to provide more than 10 T-1 UNE loops to any single building, even in an area in which T-1 loops are unbundled.

Incumbent local exchange carriers are also required to continue providing both T-1 and DS-3 transport circuits, except on routes connecting certain high-density central offices. An incumbent local exchange carrier is not required to offer UNE T-1 transport (including transport as a component of a T-1 EEL) between central offices that both serve at least 38,000 business lines or have four or more fiber-based colocators. For DS-3 transport, the exemption from bundling applies if both central offices serve at least 24,000 business access lines or have three or more colocators. Again, because of the nature of the markets we serve, many of the T-1 EELs and DS-3 transport circuits we use are affected by this exemption. The FCC also imposed a cap of 12 on DS-3 transport UNEs and a cap of 10 T-1 transport UNEs that must be made available by an incumbent local exchange carrier on any given route, even where the high-density exception does not apply. Due to certain inconsistencies between the rules and the text of the TRRO with regard to the application of the T-1 transport cap, the states have applied that cap inconsistently. Various parties, including us, have petitioned the FCC to reconsider its decision on the transport cap, and these petitions are currently pending with the FCC. On June 16, 2006, the D.C. Circuit Court of Appeals upheld the FCC’s TRRO in its entirety.

We expect that access to T-1 loops serving current and new customer locations will continue to be available to us regardless of future changes in the FCC rules, although not necessarily at current prices. All incumbent local exchange carriers are required, independent of the UNE rules, to offer us some form of T-1 loop and transport services. It is possible that the FCC may establish rates for some of these services at levels that are comparable to current UNE rates, or that we may be able to negotiate reasonable prices for these services through commercial negotiations with incumbent local exchange carriers. However, we cannot assure you that either of these possibilities will occur. If all other options were unavailable, we would be required to pay special access rates for these services. These rates are substantially higher than the rates we pay for UNEs.

SBC/AT&T and Verizon/MCI merger proceedings. In late 2005, the FCC and DOJ approved the mergers of SBC with AT&T and Verizon with MCI. The FCC, however, placed certain conditions on its approval of the mergers. Significantly, the FCC froze UNE pricing for two years and special access pricing for thirty months at current rates. The FCC, however, further ruled that UNE rates under appeal at the time of the conditions are exempt from this provision if higher rates are ultimately required. Texas and Illinois UNE rates were under appeal at the time of the FCC’s order. The Illinois rates were recently affirmed by the United States Court of Appeals for the 7th Circuit, but the Texas rates are still under appeal. If higher rates are ultimately ordered, the rate freeze would not apply in those states. The FCC also required that fiber based colocator counts used to determine the availability of UNE loops and transport must be reduced to reflect the elimination of AT&T and MCI as independent competitors in the SBC and Verizon regions respectively. Competitive carriers filed an action in federal district court as provided for under the Tunney Act questioning the DOJ approval of the SBC/AT&T and Verizon/MCI mergers. While it is unlikely that the approval of these mergers will be reversed, the matter is currently pending in the courts.

AT&T/BellSouth merger proceeding. In early 2006, AT&T (formerly SBC/AT&T) and BellSouth announced their agreement to merge, and the merger was closed on December 31, 2006. The DOJ allowed the merger to proceed without conditions, but the FCC, in granting its approval of the merger, imposed significant conditions including an agreement by AT&T not to use FCC forbearance procedures for a period of 42 months, not to seek any UNE rate increases for the same period and to allow competitive carriers to use Interconnection Agreements effective in any AT&T state in any other AT&T state. While these conditions appear positive, it will be impossible to tell whether they will have any lasting impact until we see how they are implemented and/or enforced on both the state and federal level.

TELRIC proceeding. In late 2003, the FCC initiated a proceeding to address the methodology used to price UNEs and to determine whether the current methodology—total element long-run incremental cost, or TELRIC—should be modified. Specifically, the FCC is evaluating whether adjustments should be made to permit incumbent local exchange carriers to recover their actual embedded costs and whether to change the time horizon used to project the forward looking costs. This proceeding is still pending, and we cannot be certain as to either the timing or the result of the agency’s action.

Special Access proceeding. In January 2005, the FCC released a Notice of Proposed Rulemaking to initiate a comprehensive review of rules governing the pricing of special access service offered by incumbent local exchange carriers subject to price cap regulation (including BellSouth, AT&T, Qwest, Verizon and some other incumbent local exchange carriers). To the extent we are no longer able to obtain certain T-1 loops and DS-3 transport circuits as UNEs, we may choose to obtain equivalent circuits as special access, in which case our costs will be determined by the incumbent local exchange carriers’ special access pricing. Special access pricing by the major incumbent local exchange carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The Notice of Proposed Rulemaking tentatively concludes that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but the FCC will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of colocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The Notice of Proposed Rulemaking also asks for comment on whether certain aspects of incumbent local exchange carrier special access tariff offerings (e.g. basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. We cannot predict the impact, if any, that this proceeding will have on our cost structure.

Intercarrier compensation. In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for the exchange of traffic (intercarrier compensation). In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill-and-keep structure for all traffic types in which carriers would recover costs from their own customers, not from other carriers. In February 2005, the FCC requested further comments on these issues and on several specific proposed plans for restructuring intercarrier compensation. More recently, AT&T, BellSouth, numerous rural carriers and others offered a new proposal for reforming intercarrier compensation. We currently have little to no revenue exposure to the exchange of local traffic since our traffic is balanced and in most cases subject to bill-and-keep arrangements with other local carriers. We do, however, collect revenue for access charges for the origination and termination of other carriers’ long distance traffic. If the FCC were to move to a mandatory bill-and-keep arrangement for this traffic or to a single cost based rate structure, at significantly lower rates than we currently charge, our revenues would be reduced. We believe, however, that we have much less reliance on this type of revenue than many other competitive providers, because the vast majority of our revenue derives from our end user customers. We also consider it likely that, if the FCC does adopt a bill-and-keep regime, it will provide some opportunity for carriers to adjust other rates to offset lost access revenues. Nevertheless, we cannot predict either the timing or the result of this FCC rulemaking.

Regulatory treatment of VoIP. In February 2004, the FCC initiated a proceeding to address the appropriate regulatory framework for VoIP providers. Currently, the regulatory classification of most VoIP providers is not clear. In the proceeding initiated in 2004, the FCC is considering what regulation is appropriate for VoIP providers and whether the traffic carried by these providers will be subject to access charges. The principal focus of this rulemaking is on whether VoIP providers should be subject to some or all of the regulatory obligations of common carriers. We currently treat our services as subject to common carrier rules and regulations and, as a result, we do not anticipate that future rulings on the regulatory treatment of VoIP will have a material impact on us. Nevertheless, it is possible that the FCC’s classification of VoIP services could affect our rights to obtain T-1 loops and other UNEs.

As part of that proceeding, the FCC adopted new rules requiring all “interconnected VoIP providers” within 120 days to enable all of their customers to reach designated emergency services by dialing 911. Interconnected VoIP providers were also required to deliver notices to their customers advising them of limitations in their 911 emergency services and to make certain compliance filings with the FCC. As a regulated common carrier, however, we provide “traditional” 911 service over our dedicated network. Because the FCC’s definition of the term “interconnected VoIP provider” is not entirely clear, the rules could be interpreted to apply to our services. As such, we took steps to meet the notification and acknowledgement requirements to comply with FCC’s order based on our interpretation of the order. We cannot guarantee that the FCC will agree with our interpretation of its order, should it ever be addressed.

The FCC recently adopted new rules requiring that “interconnected VoIP providers” contribute to the federal universal service fund and altered the rules governing mobile wireless service providers’ obligations to contribute to the federal universal service fund. As a common carrier, we already contribute to this fund. Thus, we do not interpret the new universal service requirements to impose any new requirements on us except with regard to the imposition of a new safe harbor rate for our interstate revenue associated with wireless services. In all instances, the universal service obligations are a pass through charge, and therefore, there is little or no financial impact resulting from the changes to our wireless safe harbor rate.

The FCC has also ruled that VoIP providers must permit duly authorized law enforcement officials to monitor communications, and the FCC order establishing this obligation was recently upheld on appeal. Since we have already complied with these obligations, this FCC order now requires VoIP entrants that do not currently operate as common carriers to share some of the same burdens as us.

Forbearance proceedings. On March 19, 2006, a Verizon Petition for Forbearance from Title II regulation and other requirements for broadband transmission facilities used to serve large business customers was granted by default as a matter of law due to inaction by the FCC. Thus Verizon has now been relieved of common carrier obligations for these broadband transmission facilities. While the instant relief granted does not have a direct impact on the UNE facilities used by us and appears not to apply to T-1 or DS-3 circuits, it will impact access rights to higher capacity transmission facilities in the future. The default grant is currently subject to appeals, and there is no way to predict the outcome of these appeals.

Since the default grant of the Verizon petition, AT&T, Qwest, and BellSouth have requested the same relief as that extended to Verizon. The subsequent petitions are all currently pending and all of the petitioners have requested expedited treatment. We cannot predict the outcome of these petitions. The relief requested should not have a direct impact on the UNE T-1, UNE DS-3 or special access facilities we use but will impact our access rights to higher capacity transmission facilities in the future.

On September 6, 2006, Verizon filed six petitions with the FCC requesting forbearance from the FCC’s unbundling rules. Specifically, Verizon seeks the elimination of all loop and transport unbundling requirements and of dominant carrier regulation for switched access service in Pittsburgh, New York, Boston, Providence, Virginia Beach and Philadelphia. As the basis for its request, Verizon relies upon a decision made in 2005 by the FCC that relieved Qwest of its unbundling obligations in the Omaha MSA and of its dominant carrier status and obligations based on the level of cable penetration in that market. In that proceeding, the FCC eliminated Qwest’s obligation to offer loop and transport UNEs under §251 of the Telecommunications Act of 1996 (the “Act”) in nine wire centers in the Omaha metropolitan statistical area, or MSA, in which the local cable operator has a specified level of facilities build-out. In the same proceeding, the FCC also reaffirmed Qwest’s obligation to continue providing those UNEs under §271 of the Act. The net impact of this FCC action did not eliminate the availability of UNEs in Omaha, but it did make them more expensive. The Qwest proceeding has no direct impact on us because we do not operate in Omaha and have no plans to do so. We are, however, concerned about the standard established by the FCC for the elimination of UNEs and its potential applicability to other MSAs. CLECs, including us, are pursuing an appeal of the order specifically with regard to the FCC’s analysis used to eliminate Qwest’s UNE obligations. The FCC granted in part a similar forbearance petition filed by ACS for the Anchorage, Alaska, MSA on December 28, 2006, but in that petition it granted more extensive protection of competitive access rights because it not only required ACS to continue offering UNEs that would have been available under §271 of the Act, but it also set interim prices for those UNEs based on rates that the parties had negotiated in another market. Further, ACS had asked for the right to stop offering UNEs in 11 Anchorage wire centers, and the FCC granted such relief—with the significant caveat described above—in only 5 of the 11 wire centers requested.

The FCC is required by statute to act on a forbearance petition within one year and can permit an additional three month extension to the one year period. If the FCC does not explicitly vote to approve or reject Verizon’s pending petition, a petition such as this would be deemed to be granted as a function of law once the statutory timeframe has expired.

The relief requested by Verizon would not have any immediate impact on our current or planned operations because we do not operate in the geographic areas at issue, and we have no immediate plans to do so. However, if granted, the petitions could harm our ability to enter the affected markets in the future, if we chose to do so. In addition (and subject to significant merger-related limitations operating to constrain AT&T forbearance activity until mid-2011), we expect the regional Bell operating companies and other incumbent LECs to file additional forbearance petitions in the future seeking elimination of unbundling requirements in other MSAs. We are not aware of wire centers in any MSA in which we currently offer or plan to offer service that would meet the standard for UNE elimination applied in the Qwest and ACS proceedings. Depending on the future levels of facilities-based deployment in the markets at issue, however, such forbearance petitions could eventually raise the prices that we pay for T-1 loops, EELs, and other UNE facilities currently made available under §251 of the Act. Further, additional grants of forbearance in markets where we do not currently have facilities could cause us to adjust or modify plans for deployment in those markets.

Non-Dominant Classification Proceeding. In 2001, the FCC initiated a proceeding to determine whether incumbent local exchange carriers should be reclassified as non-dominant in provision of broadband services. The primary impact of this reclassification would be that incumbent local exchange carriers’ rates would not be subject to extensive tariffing and rate regulation. We are not currently a customer of incumbent local exchange carrier retail broadband services and, therefore, would not be affected directly by deregulation of these services at this time. Changes in these regulations could, however, increase the ability of the incumbent local exchange carriers to compete against our services.

Customer proprietary network information (CPNI). In early 2006, the FCC required all carriers to certify compliance with FCC’s CPNI rules and requirements. On February 14, 2006, the FCC initiated a proceeding seeking industry comment on what additional steps the FCC should take, if any, to further protect the privacy of CPNI collected and held by telecommunications carriers. We are unable to predict what new requirements, if any, may be placed on carriers.

We are also subject to federal and state rules and regulations pertaining to CPNI. In connection with these rules and regulations, the FCC has initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance began on February 1, 2006. On April 21, 2006, the FCC issued a Notice of Apparent Liability, or NAL, proposing a fine of $0.1 million on us for our failure to maintain in our files a compliance certificate required by FCC rules. The FCC’s investigation is not yet complete. The FCC may ultimately impose a fine that is larger than that proposed in the NAL and may seek to impose additional fines relating to our CPNI compliance. We are currently unable to assess the magnitude and likelihood of such fines.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. California, Colorado, Georgia, Illinois and Texas each have adopted statutory and regulatory schemes that require us to comply with telecommunications certification and other regulatory requirements. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in California, Colorado, Georgia, Illinois and Texas, as well as in nine other states where we are not yet operational. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

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

In addition, the states have authority under the federal Telecom Act to determine whether we are eligible to receive funds from the federal universal service fund. They also have authority to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the incumbent local exchange carrier, to arbitrate disputes arising in negotiations for interconnection and to interpret and enforce interconnection agreements. In exercising this authority, the states determine the rates, terms and conditions under which we can obtain access to the loop and transport UNEs that are required to be available under the FCC rules. The states may re-examine these rates, terms and conditions from time to time. In Illinois, we availed ourselves of certain network elements priced at UNE rates levels offered pursuant to Illinois state rules and tariff. These network elements are being used to replace UNEs that are no longer available subject to the TRRO non-impairment analysis. These network elements are also subject to a pending appeal filed by AT&T which questions the state commission authority to require these network elements under state law. If AT&T is successful in its appeal, it is possible that we would be subject to higher rates for the network elements it orders under the applicable state tariff.

State commissions are in the process of implementing the TRO and TRRO by conducting proceedings to interpret the TRO/TRRO requirements for purposes of amending the interconnection agreements as required by the TRRO. Many of these proceedings have concluded for the most part; however, various sub-issues remain under review and decisions are still subject to petitions for reconsideration and appeals in many cases. As such, the orders are not final and changes could occur that would impact the rulings of the state commissions. As a part of the TRRO implementation proceedings, many states are also requiring incumbent local exchange carriers to provide access to the network elements required under Section 271 and in some cases are conducting investigations to provide pricing of 271 network elements. State rulings on our rights to access 271 network elements and the pricing of 271 elements will also be subject to appeals and possibly FCC intervention. California, Georgia, Illinois and Texas have addressed 271 access rights in the context of the TRRO proceedings, but only Georgia has set rates for 271 network elements. BellSouth has appealed the Georgia decision, and the FCC also has an open proceeding that is addressing state authority regarding 271. Thus far, the US District Courts that have considered the issue of state authority to set 271 network element rates have reached conflicting conclusions, and no decisions by US Courts of Appeal have yet been issued through several such appeals are pending. The US District Courts that have reviewed the matter have not, however, been in any state where we have business operations. It is impossible to predict how the Georgia court will rule. A negative opinion by the District Court in Georgia could result in rate increases for the network elements that we purchase from BellSouth.

State governments and their regulatory authorities may also assert jurisdiction over the provision of intrastate IP communications services where they believe that their authority is broad enough to cover regulation of IP-based services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of IP telephony services. We operate as a regulated carrier subject to state regulation, rules and fees and, therefore, do not expect to be affected by these proceedings. The FCC proceeding on VoIP is expected to address, among other issues, the appropriate role of state governments in the regulation of these services.

Local Regulation

In certain locations, we are required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities in the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the federal Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and non-discriminatory basis, to recover the costs associated with government’s management of the public rights-of-way. As noted above, these activities must be consistent with the federal Telecom Act and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction. In certain circumstances, we may be subject to local fees associated with construction and operation of telecommunications facilities in the public rights-of-way. To the extent these fees are required, we comply with requirements to collect and remit the fees.

History

We incorporated in March 2000 as Egility Communications, Inc. and changed our name in April 2000 to Cbeyond Communications, Inc. In November 2002, we recapitalized by merging the limited liability company that served as our holding company into Cbeyond Communications, Inc., the surviving entity in the merger. On July 13, 2006, we changed our name from Cbeyond Communications, Inc. to Cbeyond, Inc. Cbeyond, Inc. now serves as a holding company for our subsidiaries and directly owns all of the equity interests of our operating company, Cbeyond Communications, LLC.

Intellectual Property

We do not own any patent registrations, applications, or licenses. We maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold several federal trademark registrations, including:

•	Cbeyond®;

•	BeyondVoice®;

•	BeyondOffice®;

•	BeyondMobile® (pending);

•	The last communications company a small business will ever need®; and

•	Cbeyond Logo.

Employees

At December 31, 2006, we had 905 employees. None of our employees are represented by labor unions. We believe that relations with our employees are good.

Where You Can Find More Information

Our website address is www.cbeyond.net. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, ir.cbeyond.net/index.cfm, under the heading “SEC Filings” or on the Securities and Exchange Commission’s, or the SEC’s, Internet website at www.sec.gov. These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC. You can also find our Code of Ethics on our website under the heading “Corporate Governance” or by requesting a copy from us.

Item 1A.	Risk Factors

Risk Related to our Business

We have not been profitable on a consistent basis and we may not continue to be profitable in the future.

We have experienced significant losses in the past. For the years ended December 31, 2004 and 2005, we recorded net losses of approximately $11.5 million and $0.3 million (excluding the gain of $4.1 million from the payoff of our debt). Although we are net income positive for the year ended December 31, 2006, this does not guarantee positive income in the future. We have only recently experienced sufficient cash flow from operations to fund our expenses and may not continue to do so as we launch new markets or products. We have not been profitable on a consistent basis, and we may not continue to be profitable in the future.

We face intense competition from other providers of communications services that have significantly greater resources than we do. Several of these competitors are better positioned to engage in competitive pricing, which may impede our ability to implement our business model of attracting customers away from such providers.

The market for communications services is highly competitive. We compete, and expect to continue to compete, with many types of communications providers, including traditional local telephone companies. In the future, we may also face increased competition from cable companies, new VoIP-based service providers or other managed service providers with similar business models to our own. We integrated mobile services with our existing services in the first quarter of 2006 and now face competition from mobile service providers as well. Our current or future competitors may provide services comparable or superior to those provided by us, or at lower prices, or adapt more quickly to evolving industry trends or changing market requirements.

A substantial majority of our target customers are existing small businesses that are already purchasing communications services from one or more of these providers. The success of our operations is dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage in our current markets and limit our ability to expand into new markets. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans such that the rates that they charge are not always substantially higher, and in some cases are lower, than the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Any of the foregoing factors could require us to reduce our prices to remain competitive or cause us to lose customers, resulting in a decrease in our ARPU and revenue.

Increasing use of VoIP technology by our competitors, entry into the market by new providers employing VoIP technology and improvements in quality of service of VoIP technology provided over the public Internet could increase competition.

Our success is based partly on our ability to provide voice and broadband services at a price that customers typically pay for voice services alone by taking advantage of cost savings achieved by employing VoIP technology, as compared to using traditional networks. The adoption of VoIP technology by other communications carriers, including existing competitors such as local telephone companies that currently use legacy technologies, could increase price competition.

Moreover, other VoIP providers could also enter the market. Because networks using VoIP technology can be deployed with less capital investment than traditional networks, there are lower barriers to entry in this market, and it may be easier for new entrants to emerge. Increased competition may require us to lower our prices or may make it more difficult for us to retain our existing customers or add new customers.

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

We have grown our business by entering new geographical markets, and we plan to expand into at least five additional markets by the end of 2009, including three new markets by the end of 2007, of which San Diego was launched in January 2007. We have never undertaken such a broad expansion plan, and there can be no guarantee that our expansion plans will be successful. Our success in expanding to new markets depends on the following factors:

•	the availability and retention of qualified and effective local management;

•	the overall economic health of the new markets;

•	the number and effectiveness of competitors;

•	the pricing structure under which we will be able to obtain circuits and purchase other services required to serve our customers;

•	our ability to establish a relationship and work effectively with the local telephone company for the provision of access lines to customers; and

•

the maintenance of state regulation that protects us from unfair business practices by local telephone companies or others with greater market power who have relationships with us as both competitors and suppliers.

Our operational support systems and business processes may not be adequate to effectively manage our growth.

Our continued success depends on the scalability of our systems and processes. As of December 31, 2006, none of our individual market operations have supported levels of customers substantially in excess of 7,500, and our centralized systems and processes have not supported more than approximately 27,300 customer locations. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. In addition, our growing managed services profile, including our new mobile services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such new services into our existing operations. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.

We may not be able to continue to grow our customer base at historic rates, which would result in a decrease in the rate of revenue growth.

From December 31, 2005 to December 31, 2006, we experienced an annual growth rate in customer locations of 34%. We may not experience this same growth rate in the future, or we may not grow at all, in our current markets. Future growth in our existing markets may be more difficult than our growth has been to date due to increased or more effective competition in the future, difficulties in scaling our business systems and processes or difficulty in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers. Failure to continue to grow our customer base at historic rates would result in a corresponding decrease in the rate of our revenue growth.

We depend on third-party providers who install our integrated access devices at customer locations. We must maintain relationships with efficient installation service providers in our current cities and identify similar providers as we enter new markets in order to maintain quality in our operations.

The installation of integrated access devices at customer locations is an essential step that enables our customers to obtain our service. We outsource the installation of integrated access devices to a number of different installation vendors in each market. We must ensure that these vendors adhere to the timelines and quality that we require to provide our customers with a positive installation experience. In addition, we must obtain these installation services at reasonable prices. If we are unable to continue maintaining a sufficient number of installation vendors in our markets who provide high quality service at reasonable prices to us, we may have to use our own employees to perform installations of integrated access devices. We may not be able to manage such installations effectively using our own employees with the quality we desire and at reasonable costs.

We depend on local telephone companies for the installation and maintenance of our customers’ T-1 access lines and other network elements and facilities.

Our customers’ T-1 access lines are installed and maintained by local telephone companies in each of our markets. If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. Since inception, we have experienced routine delays in the installation of T-1 lines by the local telephone companies to our customers in each of our markets, although these delays have not yet resulted in any material impact to our ability to compete and add customers in our markets. Any work stoppage action by employees of a local telephone company that provides us services in one of our markets could result in substantial delays in activating new customers’ lines and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their colocation facilities, and we utilize certain of their network elements. Failure of these elements or damage to a local telephone company’s colocation facility would cause disruptions in our service.

Some of our services are dependent on facilities and systems maintained by third parties over which we have no control, the failure of which could cause interruptions or discontinuation of some of our services, damage our reputation, cause us to lose customers and limit our growth.

We provide some of our existing services, such as email and web hosting, by reselling to our customers services provided by third parties, and beginning in the first quarter of 2006, we started offering mobile options integrated with our existing services by reselling mobile services provided by an established national third-party mobile carrier. We do not have control over the networks and other systems maintained by these third parties. If our third-party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us. Any service interruptions experienced by our customers could negatively impact our reputation, cause us to lose customers and limit our ability to attract new customers.

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

We offer our integrated packages to customers at a fixed price for one, two or three years. If we experience an increase in our costs due to price increases from our suppliers, vendors or third-party carriers or increases in access, installation, interconnection fees payable to local telephone companies or other fees, we may not be able to pass these increases on to our customers immediately, and this could materially harm our results of operations.

We are regulated by the Federal Communications Commission, state public service commissions and local regulating governmental bodies. Changes in regulation could result in price increases on the circuits that we lease from the local telephone companies or losing our right to lease these circuits from them.

We operate in a highly regulated industry and are subject to regulation by telecommunications authorities at the federal, state and local levels. Changes in regulatory policy could increase the fees we must pay to third parties, make certain required inputs for our network less readily available to us or subject us to more stringent requirements that could cause us to incur additional operating expenditures.

The T-1 connections we provide to our customers are leased primarily from our competitors, the local telephone companies. The rules of the Federal Communication Commission, or the FCC, adopted under the Telecommunications Act of 1996 generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible, though we believe unlikely, that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates. In addition, a court decision in late 2004 led the FCC to eliminate our right to purchase connections at wholesale prices based on incremental costs in some situations. Therefore, the costs we incur to obtain some of these T-1 connections have increased. Our rights of access to the facilities of local telephone companies may also change as a result of future regulatory decisions, including forbearance petitions as well as court decisions. Although we expect that we will continue to be able to obtain T-1 connections for our customers, we may not be able to do so at current prices. The pricing for the majority of the T-1 connections we use is established by state regulatory commissions and, from time to time, this pricing is reviewed and the state commission decisions are subject to appeal. If our right to obtain these connections at regulated prices based on incremental costs is further impaired, we will need either to negotiate new commercial arrangements with the local telephone companies to obtain the connections, perhaps at unfavorable rates and conditions, or to obtain other means of providing connections to our customers, which may be expensive and require a long timeframe to implement.

The FCC is also considering changing its rules for calculating incremental cost-based rates, which could result in either increases or decreases in our cost to lease these facilities. Significant increases in wholesale prices, especially for the loop element we use most extensively, could materially harm our business.

The FCC is reexamining its policies towards VoIP and telecommunications in general. New or existing regulation could subject us to additional fees or increase the competition we face.

We currently operate as a regulated common carrier, which subjects us to some regulatory obligations. The FCC adopted rules applicable to “interconnected VoIP providers,” but it has not determined whether to classify interconnected VoIP providers as common carriers. The rules applicable to interconnected VoIP providers require them to provide access to emergency 911 services for all customers that are comparable to the 911 services provided by traditional telephone networks, to implement certain capabilities for the monitoring of communications by law enforcement agencies pursuant to a subpoena or court order and to contribute to the federal universal service fund. As a common carrier, we currently comply with the 911 requirements, comply with the law enforcement assistance requirements applicable to traditional telecommunications carriers and contribute to the federal universal service fund. The FCC continues to examine its policies towards services provided over IP networks, such as our VoIP technology, and the results of these proceedings could impose additional obligations, fees or limitations on us.

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

In 2005, Verizon announced its merger with MCI, and SBC announced its merger with AT&T, with the combined company being renamed AT&T. In late 2006, AT&T and BellSouth completed the merger of their two

companies.While we believe that, at least in the short term, this increasing consolidation in the communications industry will result in a greater focus on the part of our competitors on the large enterprise and consumer markets, the increased size and market power of these companies may have adverse consequences for us. These competitors could focus their large resources, in the future, on regaining share in the small business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes would have a harmful effect on our future financial results.

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

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional material weaknesses, cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

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

The day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage our systems. Such events could disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, or a major earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event, and our markets, which are metropolitan markets, or Tier 1 markets, may be more likely to be the targets of terrorist activity.

Our customer churn rate may increase.

Although our customer churn rate was approximately 1% per month for 2004, 2005 and 2006, we cannot assure that we will be able to maintain this rate in the future. Customer churn occurs when a customer switches to one of our competitors or when a customer discontinues its business altogether. Changes in the economy, as well as increased competition from other providers, can both impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that aggressive price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. In addition, our historical customer churn rates may not be indicative of future rates because the initial term for many of our customer contracts (based on customer location) has not yet expired. As of December 31, 2006, approximately 19% of our existing customer contracts will expire in 2007 and approximately 16% of our customers are on month to month contracts, which take effect automatically upon the expiration of our three year contracts unless otherwise extended.

We obtain the majority of our network equipment and software from Cisco Systems, Inc. Our success depends upon the quality, availability and price of Cisco’s network equipment and software.

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

We depend on third-party vendors for information systems. If these vendors discontinue support for the systems we use or fail to maintain quality in future software releases, we could sustain a negative impact on the quality of our services to customers, the development of new services and features and the quality of information needed to manage our business.

We have entered into agreements with vendors that provide for the development and operation of back office systems, such as ordering, provisioning and billing systems. We also rely on vendors to provide the systems for monitoring the performance and condition of our network. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm our growth and our ability to monitor costs, bill customers, provision customer orders, maintain the network and achieve operating efficiencies. Such a failure could also negatively impact our ability to retain existing customers or to attract new customers.

If we are unable to generate the cash that we need to pursue our business plan, we may have to raise additional capital on terms unfavorable to our stockholders.

The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, the terms of our secured revolving line of credit with Bank of America subjects us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business, and any other indebtedness we incur in the future is likely to include similar covenants. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we raise funds by selling more stock, our stockholders’ ownership in us will be diluted, and we may grant future investors rights superior to those of the common stockholders. If we are unable to obtain additional capital when needed, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

Risks Related To Our Common Stock

Future sales of shares by existing stockholders or issuances of our common stock by us could reduce our stock price.

If our existing stockholders sell substantial amounts of our common stock in the public market or we issue additional shares of common stock, par value $0.01 per share, the market price of our common stock could decline.

We may also issue shares of our common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we issue may in turn by significant. In addition, we may grant registration rights covering those shares in connection with any such acquisitions and investments.

In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.

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

We lease an 87,294 square-foot facility for our corporate headquarters in Atlanta. We also lease data center facilities in Atlanta and in Dallas as well as sales office facilities in each of our markets outside of Atlanta. Our total rental expenses for the year ended December 31, 2006 were approximately $0.6 million for our colocation and data center facilities and approximately $2.8 million for our offices. We do not own any real estate. Our management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional data center facilities and sales office facilities.

	Corporate	Atlanta	Dallas	Denver	Houston	Chicago	Los Angeles	Total
Corporate Headquarters	87,294	—	—	—	—	—	—	87,294
Branch Offices	—	17,280	22,784	19,215	18,770	19,414	18,907	116,370
Data Centers	—	7,773	5,105	—	—	—	—	12,878

Total	87,294	25,053	27,889	19,215	18,770	19,414	18,907	216,542

Lease Term End Date (1)	June 2016	June 2016	October 2013	April 2013	March 2013	May 2015	May 2013

(1)	Represents the term date of the most significant lease for each respective market.

From time to time, as we have entered into new leases or extend existing lease terms, we have received leasehold improvement concession allowances and free rent abatement. In accordance with the guidance under FASB Statement No. 13, Accounting for Leases, FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, and FASB Technical Bulletin No. 88-1 (as amended), Issues Relating to Accounting for Leases, we have included these tenant incentives in our straight-line rent expense over the life of the lease and are amortizing the leasehold improvements to depreciation expense over the shorter of the useful life of the asset(s) added or the lease term. Our lease agreements also generally have lease renewal options that are at our discretion and range in terms.

Item 3.	Legal Proceedings

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

Item 4.	Submission of Matters to a Vote of Shareholders

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “CBEY.” Prior to November 2, 2005, no established public trading market for our common stock existed.

As of March 13, 2007, there were approximately 114 holders of record of shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq Global Market:

	Market Prices
	High	Low
Calendar Year 2005
Fourth quarter	$13.87	$9.85

Calendar Year 2006
First quarter	$18.00	$9.45
Second quarter	$24.80	$15.98
Third quarter	$28.40	$16.69
Fourth quarter	$34.48	$26.26

As of March 13, 2007, the closing price of our common stock was $28.51.

We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The terms of our line of credit with Bank of America restrict our ability to pay dividends on our common stock. We currently anticipate that we will use any future earnings for use in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements.

Securities Authorized for Issuance Under Equity Compensation Plans

We issue our employees options to purchase common stock under our 2005 Equity Incentive Award Plan (the “2005 Plan”), which has been approved by our stockholders. The following table provides information as of December 31, 2006 regarding outstanding options and shares reserved for future issuance under the 2005 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Equity Incentive Award Plan	1,241,228	$14.55	1,258,744
2002 Equity Incentive Award Plan (1)	2,390,234	$6.42	—
2000 Equity Incentive Award Plan (1)	3,109	$13.43	—
Equity compensation plans not approved by security holders	—	—	—

Total	3,634,571	$9.20	1,258,744

(1)	Shares remaining for issuance under the 2002 Equity Incentive Award Plan and the 2000 Equity Incentive Award Plan were rolled into the 2005 Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Transfer Agent and Registrar

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The statement of operations data for the years ended December 31, 2004, 2005 and 2006, and the balance sheet data as of December 31, 2005 and 2006, are derived from, and are qualified by reference to, the audited financial statements and notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2002 and 2003, and the balance sheet data as of December 31, 2002, 2003 and 2004, are derived from the audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands)
Statement of Operations Data:
Revenue	$20,956	$65,513	$113,311	$159,097	$213,886
Operating expenses:
Cost of service (exclusive of $6,672, $12,947, $17,611, $20,038 and $21,463 depreciation and amortization, respectively)	11,558	21,815	31,725	47,161	64,294
Selling, general and administrative (exclusive of $7,544, $8,324, $5,036, $4,122 and $5,733 depreciation and amortization, respectively)	42,197	48,085	65,159	86,453	114,408
Public offering expenses	—	—	1,103	—	945
Depreciation and amortization	14,216	21,271	22,647	24,160	27,196

Total operating expenses	67,971	91,171	120,634	157,774	206,843

Operating income (loss)	(47,015)	(25,658)	(7,323)	1,323	7,043
Other income (expense):
Interest income	411	715	637	1,325	1,919
Interest expense	(4,665)	(2,333)	(2,788)	(2,424)	(163)
Gain recognized on troubled debt restructuring	4,338	—	—	—	—
Gain from write-off of carrying value in excess of principal	—	—	—	4,060	—
Loss on disposal of property and equipment	(222)	(1,986)	(1,746)	(539)	(601)
Other income (expense), net	(35)	(220)	(236)	(9)	12

Income (loss) before income taxes	(47,188)	(29,482)	(11,456)	3,736	8,210
Income tax expense	—	—	—	—	(430)

Net income (loss)	$(47,188)	$(29,482)	$(11,456)	$3,736	$7,780

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands, except per share data and ARPU)
Balance Sheet Data (at period end):
Cash and cash equivalents	$5,470	$5,127	$22,860	$27,752	$34,113
Marketable securities	35,000	21,079	14,334	10,170	9,995
Working capital	25,215	2,240	8,776	13,203	15,903
Total assets	96,583	87,048	99,203	114,832	144,393
Long-term debt, including current portion	51,932	67,628	70,331	—	—
Convertible preferred stock	48,455	54,835	78,963	—	—
Stockholders’ equity (deficit)	(19,519)	(55,311)	(73,573)	74,586	91,908
Other Financial Data:
Capital expenditures (1)	28,447	26,205	23,741	29,766	43,867
Net cash provided by (used in) operating activities	(33,589)	(5,895)	13,468	29,647	43,660
Net cash provided by (used in) investing activities	(12,120)	4,625	(3,512)	(17,473)	(41,294)
Net cash provided by (used in) financing activities	47,886	927	7,777	(7,282)	3,995
Net income (loss) per common share, basic	$(429.88)	$(310.75)	$(143.71)	$(1.16)	$0.29
Net income (loss) per common share, diluted	$(429.88)	$(310.75)	$(143.71)	$(1.16)	$0.27
Weighted average common shares outstanding, basic	112	115	129	4,159	26,951
Weighted average common shares outstanding, diluted	112	115	129	4,159	28,971
Non-GAAP Financial Data:
Total adjusted EBITDA (2)	$(32,777)	$(4,366)	$16,802	$25,807	$39,539
Average monthly revenue per customer location	$658	$771	$774	$756	$747

(1)	Represents cash and non-cash purchases of property and equipment on a combined basis.
(2)	Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities as determined in accordance with generally accepted accounting principles, or GAAP, as a measure of performance or liquidity. See “Non-GAAP Financial Measures” for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth a reconciliation of total adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(dollars in thousands)
Reconciliation of total adjusted EBITDA to Net income (loss):
Total adjusted EBITDA for reportable segments	$(32,777)	$(4,366)	$16,802	$25,807	$39,539
Depreciation and amortization	(14,216)	(21,271)	(22,647)	(24,160)	(27,196)
Non-cash share-based compensation	(22)	(21)	(375)	(324)	(4,355)
Public offering expenses	—	—	(1,103)	—	(945)
Interest income	411	715	637	1,325	1,919
Interest expense	(4,665)	(2,333)	(2,788)	(2,424)	(163)
Gain recognized on troubled debt restructuring	4,338	—	—	—	—
Gain from write-off of carrying value in excess of principal	—	—	—	4,060	—
Loss on disposal of property and equipment	(222)	(1,986)	(1,746)	(539)	(601)
Other income (expense), net	(35)	(220)	(236)	(9)	12

Income (loss) before income taxes	(47,188)	(29,482)	(11,456)	3,736	8,210
Income tax expense	—	—	—	—	(430)

Net income (loss)	$(47,188)	$(29,482)	$(11,456)	$3,736	$7,780

NON-GAAP FINANCIAL MEASURES

We use the total adjusted EBITDA of our reportable segments as a principal indicator of the operating performance of our business on a consolidated basis. Our chief executive officer, who is our chief operating decision maker, also uses our segment adjusted EBITDA to evaluate the performance of our reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering expenses, gain recognized on troubled debt restructuring, gain from write-off of carrying value in excess of principal, loss on disposal of property and equipment and other non-operating income or expense. Our total adjusted EBITDA represents the sum of adjusted EBITDA for each of our segments.

Our total adjusted EBITDA is a non-GAAP financial measure. Our management uses total adjusted EBITDA in its decision-making processes relating to the operation of our business together with GAAP measures such as revenue and income from operations.

Our calculation of total adjusted EBITDA excludes, when applicable:

•	the gains related to our troubled debt restructuring in 2002, public offering expenses incurred and the gain from the early payoff of our restructured debt in 2005; and

•

non-cash share-based compensation, loss on disposal of property and equipment and other non-operating income or expense, each of which our management views as non-operating and non-cash expenses that are not related to management’s assessment of the operating results and performance of our segments or our consolidated operations.

Our management believes that total adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of non-cash share-based compensation, which is a non-cash expense that varies widely among similar companies. We provide information relating to our total adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our total adjusted EBITDA are a valuable indicator of the operating performance of our company on a consolidated basis and of our operating segments’ ability to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

In addition, total adjusted EBITDA is a useful comparative measure within the communications industry because the industry has experienced recent trends of increased merger and acquisition activity and financial restructurings, which have led to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies, as well as non-operating or infrequent charges to earnings, such as the effect of debt restructurings.

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

Total adjusted EBITDA is not intended to replace operating income, net income (loss) and other measures of financial performance reported in accordance with GAAP. Rather, total adjusted EBITDA is a measure of operating performance that you may consider in addition to those measures. Because of these limitations, total adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using total adjusted EBITDA as a supplemental financial measure.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

Overview

We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in selected large metropolitan areas. We provide these services through bundled packages of local and long distance voice services, broadband Internet services and mobile services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of one, two or three years. We currently operate in Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles, and, in January 2007, we began providing service in San Diego.

We sell three basic bundled packages of services, primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. Customers may also choose to add extra features or lines for an additional fee. Beginning in the first quarter of 2006, we started offering mobile services, which are integrated with our existing services.

Our voice services (other than our mobile voice services) are delivered using VoIP technology, and all of such services are delivered over our secure all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies. We offer our mobile voice and data services via our mobile virtual network operator relationship with a nationwide wireless network provider. We believe our high degree of systems automation contributes to operational efficiencies and lower costs in our support functions.

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

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our service first in Atlanta in April 2001, followed by Dallas in October 2001 and Denver in January 2002. During the remainder of 2002 and 2003, we focused on building our customer bases in these markets. As a result of our progress, we decided to launch our service in additional markets. We launched our service in Houston in March 2004, Chicago in March 2005, Los Angeles in March 2006 and, subsequently, San Diego in January 2007. We plan to expand into at least five additional markets by the end of 2009, including three new markets by the end of 2007, San Diego being one of these new markets in 2007.

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering expenses, gains related to our troubled debt restructuring and our early payoff of the restructured debt, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets approximately 18 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas, Denver, Houston and Chicago within the targeted timeframe. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape and our costs to obtain unbundled network elements, or UNEs, from the local telephone company in each market, including elements such as loops, dedicated transport, local voice termination and operational support systems. As of December 31, 2006, we divided our business into six operating segments (Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles), our corporate segment and San Diego, which, although not yet launched, has incurred certain expenses in preparation for starting operations in January 2007.

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Most of our capital expenditures related to expanding into new markets are success-based, incurred only as our customer base grows. Based on our historical experience, over time, a substantial majority of our market-specific capital expenditures are success-based. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-14 local voice lines, or generally 30 or fewer employees. We also sell subscriptions of BeyondVoice II to customers with 15-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of December 31, 2006, approximately 85% of our customer base has BeyondVoice I, 14% has BeyondVoice II, and 1% have BeyondVoice III.

Average monthly revenue per customer location decreased from $774 per customer location in 2004 to $756 per customer location in 2005, due to increased levels of customers under three-year contracts at lower price points, competitive pricing pressure on new contracts and contract renewals resulting in a higher level of promotions offered to customers and terminating access rate reductions as mandated by the FCC. Average monthly revenue per customer location decreased to $747 for the year ended December 31, 2006 due to a number of factors, including an increasing trend toward three-year contracts which are at lower price points, decreases in the government-mandated rates we charge for terminating access revenues, and customer contract renewals at lower price points, offset by the positive impact of increasing levels of application use per customer, in particular mobile services. Customer revenues represented approximately 96.1%, 97.4% and 97.5% of total revenues in 2004, 2005 and 2006, respectively. Revenues from access charges paid to us by other communications companies to terminate calls to our customers represented approximately 3.9%, 2.6% and 2.5% of revenues in 2004, 2005 and 2006, respectively.

Expenses

Cost of Service. Our cost of service represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers, such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, colocation rents and other facility costs, and telecommunications-related taxes and fees, and, beginning in 2006, the costs of mobile handsets. The primary component of cost of service is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a colocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of service across our markets. Although our mobile services do not currently constitute a principal component of our cost of service, we expect that as our mobile services increase over time, they will represent a larger component of our cost of service.

As a result of the Triennial Review Remand Order, or TRRO, we are required to lease circuits under special access, or retail, rates in locations that are deemed to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see “Results of Operations—Revenue and Cost of Service”.

Where permitted by regulation, we lease our access circuits on a wholesale basis as unbundled network element, or UNE, loops or extended enhanced links as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ UNE loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a colocation, and we use extended enhanced links when we do not have a central office colocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using UNE loops and half using extended enhanced links, although the impact of the TRRO has reduced our usage of the T-1 transport portion of extended enhanced links and resulted in the conversion of a majority of the previously installed T-1 transport to DS-3 transport. Our monthly expenses are significantly less when using UNE loops than extended enhanced links, but UNE loops require us to incur the capital expenditures of central office colocation equipment. Both UNE loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office colocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several colocations and add additional colocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

We receive service credits from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors, as noted, that impact the amount and timing of service credits and performance penalties, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize service credits and performance penalties as offsets to cost of service when the ultimate resolution and amount are known. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections and legal and accounting functions. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include salaries and office rents. Variable selling costs include commissions and marketing collateral. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions, such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As we expand into new markets, certain fixed costs are likely to increase; however, these increases are intermittent and not proportional with the growth of customers.

Public Offering Expenses. In 2004, we began work in connection with an initial public offering of our common stock. In connection with the proposed offering, we incurred direct expenses, which were primarily legal and accounting fees with outside service firms, of $1.1 million. We have expensed these costs. In 2005, we deducted the actual costs of our initial public offering from the proceeds of the offering as a charge against additional paid-in capital because the costs were incurred in connection with the transaction.

In October 2006, we completed a secondary public offering of 4,907,179 shares of common stock, including 201,264 shares that were issued by us in connection with option exercises executed at the time of the offering. All offered shares were from existing stockholders with no proceeds to us. We expensed all direct costs of this offering, which were primarily legal and accounting fees with outside service firms related to the preparation of the registration statement, which totaled $0.9 million.

Depreciation and Amortization Expense. Depreciation is applied using the straight-line method over the estimated useful lives of the assets once the assets are placed in service. We generally depreciate network-related equipment, software and IT equipment, which represents the majority of our assets, over two to seven years. We depreciate furniture over seven years. The value of leasehold improvements is generally amortized over three to ten years, which is the shorter of the respective lease term or duration of economic benefit of the assets.

Interest Expense (Net). Interest expense (net) consists of interest charges paid on our long-term debt through our credit facility with Cisco Capital, interest charges recognized under capital lease obligations incurred in connection with certain software licenses, commitment fees under our Bank of America line of credit, interest income earned on cash and cash equivalents, marketable securities, long-term investments, restricted cash equivalents, and non-cash income recognized through the amortization of a portion of the gain recorded in connection with the restructuring of our debt in November 2002. In November 2005, we repaid the full balance of our debt with Cisco Capital and the credit facility was terminated.

Gain Recognized on Troubled Debt Restructuring. The gain recognized in connection with the conversion of our debt with Cisco Capital into Series B preferred stock in November 2002 was recorded as troubled debt restructuring under Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. A portion of the gain was recognized at the time of the transaction. However, the total amount of the gain could not then be recorded. Therefore, the remaining carrying value in excess of principal at the restructuring was included in the balance of long-term debt. This carrying value in excess of principal was reduced on an ongoing basis as interest payments were made until the expiration or prepayment of the debt. The reduction partially offsets interest expense.

Gain from write-off of carrying value in excess of principal. The gain from write-off of carrying value in excess of principal resulted from the payoff of our debt with Cisco Capital using the proceeds from our initial public offering in November 2005, and represents the carrying value in excess of principal remaining from the troubled debt restructuring that occurred in 2002.

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

Income Tax Expense. In May 2006, the Texas Legislature enacted reforms of the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax. Due to our operations in Dallas and Houston, we will be subject to this tax when it becomes effective in January 2007. The Texas margin tax has been interpreted to be an income tax for accounting purposes and is expected to increase our annual state income tax expense by approximately $0.7 million in 2007. If this tax had been in effect for 2006, its effect on income tax expense would have been approximately $0.5 million. Aside from the Texas margin tax, we anticipate paying minimal income taxes over the next several years due primarily to our net operating loss carryforwards; although, we expect we will have some payments due under the alternative minimum tax.

We have applied a full valuation allowance against our net deferred tax asset of approximately $33.5 million, the majority of which relates to net operating loss carryforwards. We reassess the appropriateness of our valuation allowance periodically as circumstances warrant, including at December 31, 2006. Our conclusion to continue to record a full valuation allowance is based on our recent cumulative book and tax loss history, after excluding the gain related to the early payoff of debt, and the uncertainty of future taxable income due to, among other items, risks of accelerating the opening of new markets, industry consolidation and its effect on regulation and competition, the potential for rapid technological changes, and the highly competitive environment in which we operate in general.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue and Cost of Service (Dollar amounts in thousands, except average revenue per customer location)

	Twelve Months Ended
	December 31, 2005		December 31, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Revenue:
Customer revenue	$154,883	97.4%	$208,574	97.5%	$53,691	34.7%
Terminating access revenue	4,214	2.6%	5,312	2.5%	1,098	26.1%

Total revenue	159,097		213,886		54,789	34.4%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	26,163	16.4%	30,951	14.5%	4,788	18.3%
Other costs of service	23,397	14.7%	35,726	16.7%	12,329	52.7%
Service credits and performance penalties	(2,399)	(1.5)%	(2,383)	(1.1)%	16	0.7%

Total cost of service	47,161	29.6%	64,294	30.1%	17,133	36.3%

Gross margin (exclusive of depreciation and amortization):	$111,936	70.4%	$149,592	69.9%	$37,656	33.6%

Customer data:
Locations at period end	20,347		27,343		6,996	34.4%

Average monthly revenue per customer location	$756		$747		$(9)	(1.2)%

Revenue. Revenue increased 34.4%, for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005. The increase in revenue resulted from the 34.4% increase in customers from December 31, 2005 to December 31, 2006 and recognizing promotional breakage of $0.8 million in the twelve months ended December 31, 2006, and $0.3 million in the twelve months ended December 31, 2005 related to certain customer promotional liabilities recorded in prior periods; offset by a slight decline in average monthly revenue per customer location from the twelve months ended December 31, 2005 to the twelve months ended December 31, 2006. Despite the various factors contributing to the decline of average monthly revenue per customer location, as discussed above, we expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately due to increased revenue from our mobile service and other value-added applications. Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the twelve month comparison period primarily due to our growth in customers. Our segment contributions to the increase in revenue in the twelve month period ended December 31, 2006 as compared to the twelve month period ended December 31, 2005, were $9.8 million from Atlanta, $9.1 million from Dallas, $10.6 million from Denver, $13.3 million from Houston, and $10.1 million from Chicago. Los Angeles, which was launched in March 2006, had revenues of $1.8 million for the twelve months ended December 31, 2006.

Cost of Service. Cost of service increased 36.3%, from the twelve month period of 2005 to the twelve month period of 2006. As a percentage of total revenue, cost of service increased from 29.6% in the twelve months ended December 31, 2005 to 30.1% in the twelve months ended December 31, 2006. The increase in cost of service was mostly attributable to the 36.1% increase in the average number of customers from December 31, 2005 to December 31, 2006. The remaining increase in cost of service, as well as the increase as a percentage of revenue, relates primarily to the impact of regulatory changes and increased level of installation charges to affect circuit changes in connection with our network optimization plan in response to the TRRO.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of colocation to our equipment located at our customers’ premises, represented the largest component of cost of service. The increase in circuit access fees is a direct result of the increase in the number of customers, as well as a rise in circuit access fees due to the impact of the TRRO and regulatory rulings in Georgia.

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees, and, beginning in 2006, the costs of mobile handsets. As a percent of revenue, other costs of service increased for the twelve months ended December 31, 2006 primarily due to the impact of our network grooming activities, which involve changes in network architecture to improve efficiency or reduce costs related to the TRRO (described below), and the impact of our new mobile offering, which involves subsidies on the sale of mobile handsets and a lower gross margin for mobile service than our overall gross margin. Although our mobile services do not currently constitute a principal component of our cost of service, we expect that as our mobile services increase over time, they will represent a larger component of our cost of service.

In February 2006, the Georgia Public Service Commission (the “PSC”) ordered a rate increase for the lease of unbundled network elements provided by BellSouth. The increased rates are applicable both prospectively and retroactively to June 2003. The Company estimated and accrued approximately $1.5 million through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in the fourth quarter of 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively.

During the year ended December 31, 2006, the Company accrued an additional $1.0 million relating to the new pricing, resulting in a total accrual of $2.5 million as of December 31, 2006. Although the Company continues to negotiate the final settlement of the retroactive payment due, the recorded accrual represents management’s best estimate of the ultimate settlement of this matter.

In February 2005, the FCC issued its TRRO and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers, or ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain of the ILECs’ wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within these wire centers. In addition, certain caps are imposed regarding the number of unbundled network element, or UNE, facilities that companies like us may have on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminates the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

The rates charged by ILECs for our high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006. In addition, by March 10, 2006, we were required by the FCC’s new rules to transition these existing facilities to alternative arrangements, such as other competitive facilities or to other wholesale arrangements offered by the ILECs (e.g., special access services) or other negotiated rates with the ILECs. Subject to any contractual protections under our existing interconnection agreements with ILECs or amendments to such agreements, beginning March 11, 2005, new circuits that were added were subject to the ILECs’ higher “special access” pricing. New circuits include any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILECs’ wire centers, on the affected transport routes or that exceeded the caps.

We are able to estimate the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $4.4 million through December 31, 2006 for these increased costs, $2.5 million of which was charged to cost of service in the year ended December 31, 2006. This cumulative estimate includes $3.7 million for the total cost impact related to wire centers and transport routes determined to be sufficiently competitive to be subject to the FCC’s new rules, of which $2.1 million is reflected in cost of service through December 31, 2006. This cumulative estimate also includes $0.7 million for costs associated with the caps imposed on the number of circuits that we may have on a single route or into a single building, of which approximately $0.4 million is reflected in cost of service through December 31, 2006. This estimate is for all markets and, where alternate pricing agreements have not been reached, is based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

Certain aspects of the new FCC rules are subject to ongoing court challenges and the implementation of the new FCC rules is subject to multiple interpretations. We cannot predict the results of future court rulings, or how the FCC may respond to any such rulings, or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions.

We made changes in our network architecture via a network optimization project to mitigate the increases in transport circuit costs resulting from the FCC rule changes. This network optimization project, undertaken in response to the TRRO, was completed in the quarter ended June 30, 2006 and resulted in $1.3 million in installation expenses during the six months ended June 30, 2006, which included $0.2 million for additional network optimization efforts inspired by the TRRO-related project. These additional network optimization efforts continued during the remainder of 2006, in which we incurred an additional $0.8 million in installation expenses. We believe that these network optimization efforts will be an ongoing part of our business in future periods, although they may not result in significant installation expenses in each period.

Selling, General and Administrative (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2005		December 31, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$53,950	33.9%	$70,050	32.8%	$16,100	29.8%
Share-based compensation	324	0.2%	4,355	2.0%	4,031	1,244.1%
Marketing costs	1,819	1.1%	2,185	1.0%	366	20.1%
Other selling, general and administrative	30,360	19.1%	37,818	17.7%	7,458	24.6%

Total SG&A	$86,453	54.3%	$114,408	53.5%	$27,955	32.3%

Other operating expenses:
Public offering expenses	$—		$945		$945	nm
Other data:
Employees	707		905		198	28.0%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses, excluding share-based compensation expense, increased at a slower rate than our revenue or customers for the twelve month period ended December 31, 2006. This change is evidenced by its decline as a percentage of revenue from 54.3% in the twelve month period ended December 31, 2005 to 53.5% in the twelve month period ended December 31, 2006. However, this decrease was partially offset by costs associated with the March 2006 launch of operations in Los Angeles, our introduction of mobile services in all our markets during the first quarter of 2006 and increased cost associated with being a public company. We expect selling, general and administrative costs, excluding share-based compensation expense, to continue to decrease over time as a percentage of revenue as our customer base and revenues grow without proportional increases in our expenses.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods. The primary factor increasing this category of costs is the growth in employees as the company grows. However, the growth in the cost of benefits, such as medical insurance payments made by us, per employee, caused this expense line item to grow at a faster rate than the number of employees.

Marketing costs, including advertising, increased in absolute dollars, as we have increased our marketing efforts into new mediums to address the increasingly competitive environment, but decreased as a percent of revenues. Our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new operations needed to keep pace with the growth in customers and the cost of being a public company, including preparing for Sarbanes-Oxley Act compliance, and professional fees associated with a heightened level of regulatory activity. As a percentage of revenue, other selling, general and administrative costs decreased for the twelve month period ended December 31, 2006 when compared to the comparable period of 2005 due to realizing efficiencies from achieving economies of scale. We expect this positive trend to continue.

Share-based compensation for 2006 reflects the January 1, 2006 adoption of SFAS 123R, which requires us to reflect in our operating results expense based on the fair value of share-based payments to our employees. In 2005, we recognized share-based compensation under APB No. 25, which based expense on the intrinsic value of the share-based payments on the date of grant. The fair value approach results in a higher value, which causes greater expenses to be recorded in the financial results.

Depreciation and Amortization (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2005		December 31, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Depreciation and amortization	$24,160	15.2%	$27,196	12.7%	$3,036	12.6%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $3.0 million between the twelve month periods ended December 31, 2005 and 2006. Depreciation and amortization expense increased because new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated. The increase in depreciation and amortization expense was primarily due to increased capital expenditures to support additional markets and customer growth.

Other Income (Expense) (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2005		December 31, 2006		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Interest income	$1,325	0.8%	$1,919	0.9%	$594	44.8%
Interest expense	(2,424)	(1.5)%	(163)	(0.1)%	2,261	93.3%
Gain from write-off of carrying value in excess of principal	4,060	2.6%	—	0.0%	(4,060)	(100.0)%
Loss on disposal of property and equipment	(539)	(0.3)%	(601)	(0.3)%	(62)	(11.5)%
Other income (expenses), net	(9)	0.0%	12	0.0%	21	233.3%
Income tax expense	—	0.0%	(430)	(0.2)%	(430)	nm

Total	$2,413	1.5%	$737	0.3%	$(1,676)	(69.5)%

Interest Income. Interest income increased for the twelve month period as a result of significantly higher cash balance throughout the year as well as higher interest rates during 2006.

Interest Expense. Interest expense decreased $2.3 million for the twelve month period ended December 31, 2006 compared to December 31, 2005. The decrease in interest expense between the periods resulted from the payoff of our debt with Cisco Capital in November 2005. The interest expense in the twelve months of 2006 relates primarily to commitment fees under our revolving credit facility with Bank of America.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment increased by less than $0.1 million for the twelve month period ended December 31, 2006 compared to December 31, 2005. Our loss principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows, and the write-off of certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Gain from write-off of carrying value in excess of principal. The gain from write-off of carrying value in excess of principal resulted from the payoff or our debt with Cisco Capital using the proceeds from our initial public offering in November 2005 and represents the carrying value in excess of principal remaining from the trouble debt restructuring that occurred in 2002.

Other expense, net. Other expense, net, for the twelve month period ended December 31, 2006, consisted of adjustments of customer premise equipment carrying value to the first-in first-out costing method. Other expense, net, for the twelve month period ended December 31, 2005, primarily represented adjustments to the carrying value of certain interest rate sensitive investments to reflect market value changes. These investments were converted to other investments in the first quarter of 2005, resulting in no amount being recorded to this account in 2006.

Income tax expense. Income tax expense increased $0.4 million for the twelve month period ended December 31, 2006 compared to the twelve month period ended December 31, 2005, due to alternative minimum tax (AMT) requirements. As noted above, effective in 2007, our state income tax expense will increase substantially due to a new taxing regime in Texas.

Net Income (Loss). Net income (loss) increased $4.0 million for the twelve month period ended December 31, 2006 from the twelve month period ended December 31, 2005. The improved results arose primarily from increases in revenues exceeding increases in selling, general and administrative expenses and depreciation and amortization expense. Another significant factor of the increase year over year relates to a $2.4 million reduction of interest expense due to the payoff of our debt with Cisco Capital in November 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Revenue and Cost of Service (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2004		December 31, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Revenue:
Customer revenue	$108,863	96.1%	$154,883	97.4%	$46,020	42.3%
Terminating access revenue	4,448	3.9%	4,214	2.6%	(234)	(5.3)%

Total revenue	113,311		159,097		45,786	40.4%
Cost of service (exclusive of depreciation and amortization):
Circuit access fees	17,335	15.3%	26,163	16.4%	8,828	50.9%
Other costs of service	17,672	15.6%	23,397	14.7%	5,725	32.4%
Service credits and performance penalties	(3,282)	(2.9)%	(2,399)	(1.5)%	883	26.9%

Total cost of service	31,725	28.0%	47,161	29.6%	15,436	48.7%

Gross margin (exclusive of depreciation and amortization):	$81,586	72.0%	$111,936	70.4%	$30,350	37.2%

Customer data:
Locations at period end	14,713		20,347		5,634	38.3%

Average monthly revenue per customer location	$774		$756		$(18)	(2.3)%

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

Cost of Service. Cost of service increased 48.7%, from the twelve month period of 2004 to the twelve month period of 2005. As a percentage of total revenue, cost of service increased from 28.0% in the twelve months of 2004 to 29.6% in the twelve months of 2005. The increase in cost of service was largely attributable to the 38.3%

increase in the number of customers from December 31, 2004 to December 31, 2005 and a 42.8% increase in the average number of customers between the periods. The increase in cost of service beyond the growth in customers, as well as the increase as a percentage of revenue, relates primarily to the impact of regulatory changes and to a $0.9 million decrease in the level of service credits and performance penalties. Service credits, which are recognized as offsets to cost of service, arise from billing and service disputes between telecommunications carriers and us.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of colocation to our equipment located at our customers’ premises, represented the largest component of cost of service. The increase in circuit access fees between the twelve month periods is primarily a result of the increase in the number of customers. In addition to the increase resulting from customer growth, circuit access fees rose due to the impact of the TRRO and recent regulatory rulings in Georgia, which included $0.7 million relating to prior periods being recognized as expense during 2005.

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers, and certain taxes and fees. As a percent of revenue, other costs of service decreased for the twelve months ended December 31, 2005. This overall decrease is the result of negotiated price decreases with vendors and other cost savings that we achieved through network optimization efforts.

In February 2006, the Georgia Public Service Commission, or PSC, adopted a recommendation by the staff of the PSC to implement increased rates for the lease of UNEs from BellSouth. This recommendation relates to a complaint filed by BellSouth in 2003 with the PSC. The increase rates implemented by the PSC are applicable going forward and on a retroactive basis back to September 2003. We estimated and accrued approximately $1.5 million through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in December 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively.

In February 2005, the FCC issued its TRRO and adopted new rules, effective March 11, 2005, governing the obligations of ILECs, to afford access to their facilities as UNEs at wholesale prices based on incremental cost. The TRRO reduces the ILECs’ obligations to provide UNE high-capacity loops within, and UNE dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within these wire centers. In addition, certain caps are imposed regarding the number of UNE facilities that companies like us may have on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminates the ILECs’ obligations to provide these high-capacity circuits as UNEs.

The rates charged by ILECs for our high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006. In addition, by March 10, 2006, we were required by the FCC’s new rules to transition these existing facilities to alternative arrangements, such as other competitive facilities or to other wholesale arrangements offered by the ILECs (e.g., special access services) or other negotiated rates with the ILECs. Subject to any contractual protections under our existing interconnection agreements with ILECs, beginning March 11, 2005, new circuits in affected areas that are added are subject to the ILECs’ higher “special access” pricing. New circuits in affected areas include any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

We are able to estimate the probable liability for implementation of certain provisions of the TRRO and accrued approximately $1.9 million through December 31, 2005 for these liabilities, which were charged to cost of service in the year ended December 31, 2005. This estimate includes $1.6 million for the total cost impact related to wire centers and transport routes deemed sufficiently competitive. For costs associated with the caps imposed on the number of circuits that we may have on a single route or into a single building, approximately $0.3 million is reflected in the results of operations through December 31, 2005.

Although the new FCC rules themselves have been upheld in their entirety, the implementation of the new FCC rules is subject to multiple interpretations and in some cases court challenges. We cannot predict the results of future court rulings, or how the FCC may respond to any such rulings, or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions. For instance, recent state regulatory rulings have reduced circuit access fees in our Texas markets and increased rates in the Atlanta market. In particular, the circuit access fees and other costs that we incur in Texas were reduced based on a state regulatory order that went into effect in March 2005. We began realizing benefits from this state ruling in the second quarter of 2005.

We made changes in our network architecture to respond to the increases in transport circuit costs in order to mitigate the impact of the FCC rule changes. Transport charges increased as a percentage of revenue from 2.3% to 2.5% for the twelve months ended December 31, 2005 as compared to the twelve months ended December 31, 2004.

Selling, General and Administrative (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2004		December 31, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$42,583	37.6%	$53,950	33.9%	$11,367	26.7%
Share-based compensation	375	0.3%	324	0.2%	(51)	(13.6)%
Marketing costs	1,021	0.9%	1,819	1.1%	798	78.2%
Other selling, general and administrative	21,180	18.7%	30,360	19.1%	9,180	43.3%

Total SG&A	$65,159	57.5%	$86,453	54.3%	$21,294	32.7%

Other operating expenses:
Public offering expenses	$1,103		$—		$(1,103)	(100.0)%
Other data:
Employees	586		707		121	20.6%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased at a slower rate than our revenue or customers for the twelve month period ended December 31, 2005, as evidenced by its decline as a percentage of revenue from 57.5% in the twelve month period ended December 31, 2004 to 54.3% in the twelve month period ended December 31, 2005.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses. The primary factor increasing this category of costs is the growth in employees. However, the growth in the cost of benefits, such as medical insurance payments made by the company, per employee caused this expense line item to grow at a faster rate than the number of employees.

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

Depreciation and Amortization Expense. Depreciation and amortization expense increased $1.5 million between the twelve month periods ended December 31, 2004 and 2005. Depreciation and amortization expense increased because the increase in depreciation and amortization arising from new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated.

Other Income (Expense) (Dollar amounts in thousands)

	Twelve Months Ended
	December 31, 2004		December 31, 2005		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Interest income	$637	0.6%	$1,325	0.8%	$688	108.0%
Interest expense	(2,788)	(2.5)%	(2,424)	(1.5)%	364	13.1%
Gain from write-off of carrying value in excess of principal	—	0.0%	4,060	2.6%	4,060	nm
Loss on disposal of assets	(1,746)	(1.5)%	(539)	(0.3)%	1,207	69.1%
Other expenses, net	(236)	(0.2)%	(9)	0.0%	227	96.2%

Total	$(4,133)	(3.6)%	$2,413	1.5%	$6,546	158.4%

Interest Income. Interest income increased for the twelve month period as a result of higher cash and investment balances during 2005. The higher balances in cash and investments were a result of proceeds from the sale of approximately $17.0 million of preferred stock in December 2004, a $4.9 million increase in cash resulting from operating, investing and financing activities through the twelve months ended December 31, 2005, and approximately $4.3 million remaining from our initial public offering in November 2005 filed on Form S-1 (Reg. No. 333-124971) in which we sold 6,132,353 shares of our common stock at a public offering price of $12.00 (excluding underwriting discounts, commissions and other fees) after the repayment of debt.

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

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment decreased for the twelve month period ended December 31, 2005 due to a decreased number of unrecoverable integrated access devices from disconnected customers and a lower amount of write-offs of certain network and software assets that we replaced due to obsolescence or upgrade.

Gain from write-off of carrying value in excess of principal. The gain from write-off of carrying value in excess of principal resulted from the payoff or our debt with Cisco Capital using the proceeds from our initial public offering in November 2005, and represents the carrying value in excess of principal remaining from the troubled debt restructuring that occurred in 2002.

Other, net. Other, net primarily represented adjustments to the carrying value of certain interest rate sensitive investments to reflect market value changes. These investments were held throughout 2004 and were converted to other investments in early 2005, resulting in a decrease in this net expense.

Net Income (Loss). Net loss decreased $15.2 million for the twelve month period ended December 31, 2005 from the twelve month period ended December 31, 2004. We had net income for the twelve month period ended December 31, 2005. The improved results arose primarily from the significant increase in revenues and significantly slower rates of increase in selling, general and administrative expenses and depreciation and amortization expense. The reduction in other expense, as a result of the conversion of investments described in “Other, net”, and the gain recognized when we paid off our debt with Cisco Capital contributed to the decrease in net losses for the twelve months ended December 31, 2005.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 12 to our Consolidated Financial Statements hereto. At December 31, 2006, our operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles. We launched our newest market, San Diego, in January 2007 and incurred costs in 2006 related to this launch. Although San Diego is not operating as of December 31, 2006, the costs incurred in preparing for its launch are disclosed as a separate segment. The balance of our operations is in our Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. Our corporate group is treated as a separate segment consistent with the manner in which we monitor and analyze our financial results. We do not allocate these Corporate costs to the other segments because these costs are managed and controlled on a centralized, functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. We do not report assets by segment since we manage our assets and make decisions on technology deployment and other investments on a company-wide rather than a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of our operating segments. As a result we do not believe that segment asset disclosure is meaningful information to investors.

In addition to segment results, we use total adjusted EBITDA to assess the operating performance of the overall business. Because our chief operating decision maker primarily evaluates the performance of our segments on the basis of adjusted EBITDA, we believe that segment adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure our operating results and assess performance, and both revenue and adjusted EBITDA are presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use the non-GAAP financial measure adjusted EBITDA, which, in our case, when applicable, further excludes non-cash share-based compensation, public offering expenses, gains relating to our troubled debt restructuring and the early payoff of our restructured debt, gain or loss on asset dispositions and other non-operating income or expense. We have presented adjusted EBITDA because this financial measure, in combination with revenue and operating expense, is an integral part of the internal reporting system used by our management to assess and evaluate the performance of our business and its operating segments both on a consolidated and on an individual basis.

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

Our segment data is presented below:

	Year Ended December 31,
	2004	2005	2006
Revenue:
Atlanta	$42,236	$53,719	$63,529
Dallas	33,129	42,277	51,335
Denver	35,051	47,916	58,531
Houston	2,895	13,051	26,382
Chicago	—	2,134	12,281
Los Angeles	—	—	1,828

Total revenue	$113,311	$159,097	$213,886

Adjusted EBITDA:
Atlanta	$24,986	$30,174	$37,881
Dallas	12,353	18,561	24,008
Denver	17,750	24,954	31,835
Houston	(3,954)	1,377	8,676
Chicago	(565)	(5,470)	(1,411)
Los Angeles	—	(382)	(5,624)
San Diego	—	—	(630)
Corporate	(33,768)	(43,407)	(55,196)

Total Adjusted EBITDA	$16,802	$25,807	$39,539

Operating income (loss):
Atlanta	$18,922	$24,255	$32,808
Dallas	7,281	13,374	18,934
Denver	13,404	19,773	26,985
Houston	(4,658)	(285)	5,974
Chicago	(568)	(6,090)	(2,913)
Los Angeles	—	(382)	(6,254)
San Diego	—	—	(631)
Corporate	(41,704)	(49,322)	(67,860)

Total operating income (loss)	$(7,323)	$1,323	$7,043

Capital expenditures:
Atlanta	$2,742	$4,946	$5,669
Dallas	2,870	3,976	6,923
Denver	3,903	3,838	4,961
Houston	4,041	4,039	3,587
Chicago	2,325	3,256	2,843
Los Angeles	—	2,131	3,444
San Diego	—	—	1,561
Corporate	7,860	7,580	14,879

Total capital expenditures	$23,741	$29,766	$43,867

Reconciliation of Adjusted EBITDA to Net income (loss):
Total Adjusted EBITDA for reportable segments	$16,802	$25,807	$39,539
Depreciation and amortization	(22,647)	(24,160)	(27,196)
Non-cash share-based compensation	(375)	(324)	(4,355)
Public offering expenses	(1,103)	—	(945)
Interest income	637	1,325	1,919
Interest expense	(2,788)	(2,424)	(163)
Gain from write-off of carrying value of debt in excess of principal	—	4,060	—
Loss on disposal of property and equipment	(1,746)	(539)	(601)
Other income (expense), net	(236)	(9)	12

Income (loss) before income taxes	(11,456)	3,736	8,210
Income tax expense	—	—	(430)

Net income (loss)	$(11,456)	$3,736	$7,780

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

We record costs in our markets prior to launching service to customers. We launched service in Atlanta in April 2001, in Dallas in September 2001, in Denver in January 2002, in Houston in March 2004, in Chicago in March 2005, and in Los Angeles in March 2006; in addition, we have launched San Diego as of January 2007. In the last quarter of 2004, we incurred expenses primarily relating to the staffing of our Chicago office and the cost of obtaining network circuits in Chicago. In the fourth quarter of 2005, we began incurring expenses primarily relating to the staffing of our Los Angeles office and the cost of obtaining network circuits in Los Angeles. In the fourth quarter of 2006, we began incurring expenses primarily relating to the staffing of our San Diego office. We attained positive adjusted EBITDA in Atlanta, Dallas, Denver, Houston and Chicago within 18 months from launch.

Liquidity and Capital Resources

	Years Ended December 31,			Change from Previous Period
				Dollars		Percent
	2004	2005	2006	2005 v 2004	2006 v 2005	2005 v 2004	2006 v 2005
Cash flows:
Provided by operating activities	$13,468	$29,647	$43,660	$16,179	$14,013	120.1%	47.3%
Used in investing activities	(3,512)	(17,473)	(41,294)	(13,961)	(23,821)	(397.5)%	(136.3)%
Provided by (used in) financing activities	7,777	(7,282)	3,995	(15,059)	11,277	(193.6)%	154.9%

Net increase in cash and cash equivalents	$17,733	$4,892	$6,361	$(12,841)	$1,469	(72.4)%	30.0%

Overview. We commenced operations in 2001. Until 2004, we funded our operations primarily through issuance of an aggregate of $120.8 million in equity securities and borrowings under a line of credit facility established with Cisco Capital, used principally to purchase property and equipment from Cisco Systems. In 2004, we recorded positive cash flow from operating activities for the first time. We raised $17.0 million from issuance of equity securities in December 2004 and another approximately $65.0 million of net proceeds from our initial public offering in November 2005. Total outstanding borrowings, of $64.3 million, which were all with Cisco Capital, were repaid in November 2005 with proceeds from our initial public offering, and the credit facility was terminated.

Cash Flows From Operations. Cash provided by operating activities was $29.6 million in the year ended December 31, 2005 and $43.7 million in the year ended December 31, 2006. The increase in cash provided by operating activities of $14.0 million from 2005 to 2006 is primarily comprised of an increase in net income (loss) of $4.0 million, an elimination of $1.6 million in interest expense associated with the reduction in carrying value in excess of principal from the restructuring of a portion of our Cisco Capital debt in 2002, an increase of $4.1 million in non-cash share-based compensation expense associated with the adoption of SFAS 123(R),

Share-Based Payment, an increase in depreciation and amortization expense of $3.0 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our newer markets, which include Houston, Chicago and Los Angeles, an increase of $4.1 million related to the non-cash gain recognized upon the payoff of our credit facility with Cisco Capital in 2005, an increase of $3.7 million from other assets, an increase of $1.3 million from prepaid expenses and other current assets and an increase of $1.7 million in other accrued expenses. These increases in cash flow from operations were primarily offset by a decrease of $5.9 million in accounts payable, a decrease of $2.7 million from accounts receivable and a decrease of $0.8 million from our change in inventory.

Cash provided by operating activities was $13.5 million in the year ended December 31, 2004 and $29.6 million in the year ended December 31, 2005. The increase in cash provided by operating activities of $16.2 million from 2004 to 2005 is primarily comprised of a decrease in net loss of $15.2 million, an increase in the provision for doubtful accounts of $1.1 million resulting from our increase in customers, an increase of $0.7 million from interest expense associated with the reduction in carrying value in excess of principal from the restructuring of a portion of our Cisco Capital debt in 2002, an increase of $3.3 million from net changes in operating assets and liabilities and an increase in depreciation and amortization expense of $1.5 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our new operations in Houston and Chicago. The increase in cash provided by operating activities was offset by a decrease of $1.2 million from loss on disposal of property and equipment due to an improvement in recovery of integrated access devices from disconnected customers, a decrease of $0.2 million from the write-down of marketable securities, a decrease of $0.1 million in non-cash share-based compensation and a decrease of $4.1 million from the gain recognized upon the payoff of our credit facility with Cisco Capital.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs, and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $9.8 million, $21.3 million and $42.1 million for 2004, 2005 and 2006, respectively.

In 2005 and prior periods, network-related capital expenditures were primarily financed through our credit facility with Cisco Capital and, accordingly, were non-cash transactions. After giving consideration to non-cash purchases of property and equipment, capital expenditures increased $14.1 million from the twelve months ended December 31, 2005 compared to the twelve months ended December 31, 2006. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. We also experienced a decrease of $4.6 million in net cash flows from investment redemptions and purchases for the year ended December 31, 2006 compared to the year ended December 31, 2005. During 2006, total purchases from Cisco Systems were approximately $18.7 million.

We invest excess cash balances in the marketable securities of highly-rated commercial paper. Purchases of marketable securities were $11.8 million, $10.6 million and $65.9 million in 2004, 2005 and 2006, respectively. We periodically redeem our marketable securities in order to transfer the funds into other operating and investing activities. We redeemed $18.0 million, $15.3 million and $66.1 million in 2004, 2005 and 2006, respectively.

Non-cash Purchases of Property and Equipment. Purchases of property and equipment through our credit facility with Cisco Capital, which terminated in November 2005, were recorded as non-cash purchases because they were directly financed by Cisco Capital without the exchange of cash for the assets that we purchased. Network capital expenditures include the purchase of integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs. Our non-cash additions to property and equipment were $14.0 million, $8.4 million and $1.8 million in 2004, 2005 and 2006, respectively. The decrease in non-cash purchases of property and equipment from 2004 to 2005 was due to reduced purchases, pricing for network components obtained and network efficiencies gained through the growth of our customer base in each market. As noted above, the balance of our debt under the Cisco Capital credit facility was repaid in November 2005 using a portion of the proceeds from our initial public offering and the facility was terminated. Therefore, there were no non-cash purchases of property and equipment after November 2005 relating to our credit facility with Cisco Capital.

Cash Flows From Financing Activities. Cash flows used in financing activities were $7.3 million in the year ended December 31, 2005 compared to cash flows provided by financing activities of $4.0 in the year ended December 31, 2006. The principal component of cash flows provided by financing activities in the year ended December 31, 2006 was proceeds from the exercise of stock options of $4.1 million. The primary use of cash in the year ended December 31, 2005 was the repayment of long-term debt and capital leases of $73.0 million offset by proceeds from our initial public offering of approximately $65.0 million. We had no payments on long-term debt in 2006 due to the payoff of our debt after our initial public offering in November 2005.

The increase in cash flows used in financing activities of $15.1 million from the year ended 2004 to 2005 is due to the repayment of principal on our debt of $63.2 million, a $16.9 million preferred stock offering in 2004 and a decrease in the amount of proceeds from new borrowings of $0.3 million, offset by proceeds from our initial public offering of approximately $65.0 million, an increase of $0.1 million in proceeds from the issuance of common stock arising from increased exercises of stock options and a decrease of $0.2 million in financing issuance costs relating to amendments made to our loan with Cisco Capital and to our Series C preferred stock. Upon the completion of our November 2005, initial public offering we used a portion of our net proceeds of approximately $65.0 million to pay $63.7 million of principal and terminate our credit facility with Cisco Capital.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan. We anticipate launching operations into at least five additional markets by the end of 2009, including three new markets by the end of 2007, of which San Diego was launched in January 2007. Our long term cash requirements include the capital necessary to fund this next phase of our market expansion. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to our five or more additional markets as they are launched on a staggered basis over the next three years. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand to cover projected cash needs.

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

In connection with amendments to our credit facility in November 2002, we granted to Cisco Capital warrants which permitted Cisco Capital to acquire up to 713,593 shares of our common stock at an exercise price of $0.04 per share and 6,435 shares of our common stock at an exercise price of $3.88 per share. All warrants were exercised by Cisco Capital in a cashless exercise transaction into 715,641 shares of common stock in November 2005.

Commitments. The following table summarizes our commitments as of December 31, 2006, including commitments pursuant to debt agreements and operating lease obligations:

	Payments Due by Period (Dollars in thousands)
Contractual Obligations	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years	Total
Capital lease obligations	$98	$—	$—	$—	$98
Operating lease obligations	4,375	9,948	9,999	16,903	41,225
Purchase obligations	2,534	211	—	—	2,745
Anticipated interest payments	125	250	138	—	513

Total	$7,132	$10,409	$10,137	$16,903	$44,581

We have entered into a contractual commitment with a supplier for certain equipment used in our operation. Based on current and forecasted use of the equipment, we believe we will be able to fulfill our minimum purchase commitment with no negative impact to overall liquidity.

We are required under certain of the listed contractual obligations to maintain letters of credit. As of December 31, 2006, we had outstanding letters of credit totaling $1.0 million, which expire at various dates through May 2016.

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The following description of the line of credit briefly summarizes the facility’s terms and conditions that are material to us. As of December 31, 2006, there were no amounts drawn down on the line of credit.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Developments

Effective January 1, 2007, for all 401(k) plan participants, there will be a company match of 50% of up to 3% of eligible compensation as well as a company discretionary contribution of 1.5% of eligible compensation. Eligible compensation includes base salary and any commissions. Both the match and discretionary contribution will be made in shares of Cbeyond stock. The Company expects to incur an additional $1.3 million of before tax expense in 2007 related to 401(k) matching.

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

Revenue derived from customer installation and activation, which represented less than 1.0% of total revenues in 2005 and 2006, is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Most of our customers enter a three year contract with us. Accordingly, we do not have sufficient experience to estimate whether the average customer life will in fact exceed the term of the customer contract and use the shorter contract period for purposes of amortizing revenues and costs from customer installation and activation. Related installation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized. Mobile handset revenue is recognized at the time of shipment. Contractual termination fees are billed to the customer, but revenue from these fees is not recognized until payment is received.

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

Share-Based Compensation. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by SFAS 123, Accounting for Share-Based Compensation. Under this guidance, we recognized non-cash compensation expense for stock options by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. Under APB 25, the deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated. Under SFAS 123(R), compensation is recorded over the vesting period directly to paid-in capital. Thus, upon adoption, the Company eliminated the deferred compensation balance relating to employee stock options with an offsetting reduction to additional paid-in capital.

The impact of adopting SFAS 123(R) was an increase in share-based compensation expense of approximately $4.0 million in the year ended December 31, 2006. As of December 31, 2006, total unrecognized compensation cost related to non-vested awards totals approximately $11.6 million and is expected to be recognized over a weighted-average period of 1.87 years.

We evaluate the appropriateness of the underlying assumptions each time we estimate the fair value of equity instruments requiring measurement under SFAS 123(R). To assist us in validating our assumptions, we periodically engage consultants, as we did in 2006, with relevant experience to assess and evaluate our assumptions.

The risk-free interest rate used in estimating the fair value of options is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. We also use historical data, stratified into employee groups that exhibit similar behavior, to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. Through the first quarter of 2006, we stratified employees into four groups for these purposes. Beginning in the second quarter of 2006, we reduced our stratification to two employee groups because three of the previously stratified employee groups did not exhibit substantially different behavior over time and, accordingly, yield similar valuations. Because we are a recently public company and therefore do not have our own volatility history to rely upon, expected volatility is based on historical volatilities experienced by companies considered representative of us based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility has remained consistent over time, although the mix and weighting of representative volatilities has been refined periodically to ensure that the four primary categories are appropriately considered. Through the first quarter of 2006, we included certain indices, including a small cap index and a telecom index, as part of the representative group. Effective in the second quarter of 2006, we refined our representative group and included only individual stocks in our volatility analysis. In reviewing the modifications to the development of our underlying valuation assumptions, we considered whether applying the refined assumptions would have had a material impact on recent valuations performed using the previous assumptions, noting that the effect on compensation expenses would not have resulted in a materially different amount.

Through 2006, we granted only stock options to our employees. Beginning in 2007, we are expanding our share-based compensation to include grants of restricted shares.

Valuation Allowances for Deferred Tax Assets. We have established allowances that we use in connection with valuing expense charges associated with our deferred tax assets. Our valuation allowance for our net deferred tax asset is designed to take into account the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets in the event that we record positive income for income tax purposes. For federal and state tax purposes, our net operating loss carry-forwards could be subject to significant limitations on annual use. To account for this uncertainty, we have recorded a valuation allowance for the full amount of our net deferred tax asset. As a result, the value of our net deferred tax assets on our balance sheet is zero.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative upon adopting SFAS 123(R).

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•

A modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123(R) for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•

A modified retrospective method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We adopted SFAS 123(R) on January 1, 2006 following the modified prospective method. However, had we adopted SFAS 123(R) in prior periods, the impact would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 8 to the financial statements.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. SFAS 154 is effective for financial statements for fiscal years beginning after December 15, 2005. We have adopted SFAS 154 effective

January 1, 2006, and the adoption of this statement did not have an impact on our consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are evaluating the effect of FIN 48 on our Financial Statements and have not determined the impact that the adoption will have on our results of operations, cash flows and financial position.

In June 2006, the Emerging Issues Task Force issued EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. We are currently evaluating the requirements of EITF 06-03 but do not believe the adoption will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the requirements of SFAS 157 and have not yet determined the impact that the adoption will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At December 31, 2006, all investments were in short-term commercial paper and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Cbeyond, Inc. and Subsidiaries

We have audited management’s assessment, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting, that Cbeyond, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cbeyond, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Cbeyond, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Cbeyond, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cbeyond, Inc. and Subsidiaries as of December 31, 2005 and 2006 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006 of Cbeyond, Inc. and Subsidiaries and our report dated March 15, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Cbeyond, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cbeyond, Inc. and Subsidiaries (the “Company”) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 and Note 8 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payments.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 15, 2007

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$27,752	$34,113
Marketable securities	10,170	9,995
Accounts receivable from customers, net of allowance for doubtful accounts of $1,811 and $2,586 as of December 31, 2005 and 2006, respectively	10,688	18,595
Prepaid expenses	3,395	4,046
Inventory	—	811
Other current assets	933	968

Total current assets	52,938	68,528

Property and equipment, net	57,068	72,790
Restricted cash equivalents and marketable securities	1,637	1,020
Other non-current assets	3,189	2,055

Total assets	$114,832	$144,393

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,364	$7,538
Accrued telecommunication costs	9,445	14,644
Deferred customer revenue	3,447	7,260
Other accrued liabilities	17,097	23,085
Current portion of capital lease obligations	382	98

Total current liabilities	39,735	52,625

Other non-current liabilities	511	660
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized at December 31, 2005 and 2006; 26,560 and 27,419 shares issued and outstanding at December 31, 2005 and 2006, respectively	266	274
Preferred stock, $0.01 par value; 15,000 shares authorized at December 31, 2005 and 2006; no shares issued and outstanding at December 31, 2005 and 2006	—	—
Deferred stock compensation	(701)	(22)
Additional paid-in capital	230,797	238,852
Accumulated deficit	(155,776)	(147,996)

Total stockholders’ equity	74,586	91,108

Total liabilities and stockholders’ equity	$114,832	$144,393

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year ended December 31
	2004	2005	2006
Revenue
Customer revenue	$108,863	$154,883	$208,574
Terminating access revenue	4,448	4,214	5,312

Total revenue	113,311	159,097	213,886
Operating expenses:
Cost of service (exclusive of depreciation and amortization of $17,611, $20,038, and $21,463 respectively, shown separately below)	31,725	47,161	64,294
Selling, general and administrative (exclusive of depreciation and amortization of $5,036, $4,122, and $5,733 respectively, shown separately below)	65,159	86,453	114,408
Public offering expenses	1,103	—	945
Depreciation and amortization	22,647	24,160	27,196

Total operating expenses	120,634	157,774	206,843

Operating income (loss )	(7,323)	1,323	7,043
Other income (expense):
Interest income	637	1,325	1,919
Interest expense	(2,788)	(2,424)	(163)
Gain from write-off of carrying value of debt in excess of principal	—	4,060	—
Loss on disposal of property and equipment	(1,746)	(539)	(601)
Other income (expense), net	(236)	(9)	12

Income (loss) before income taxes	(11,456)	3,736	8,210
Income tax expense	—	—	(430)

Net income (loss)	(11,456)	3,736	7,780
Dividends accreted on preferred stock	(7,083)	(8,550)	—

Net income (loss) attributable to common stockholders	$(18,539)	$(4,814)	$7,780

Net income (loss) attributable to common stockholders per common share:
Basic	$(143.71)	$(1.16)	$0.29

Diluted	$(143.71)	$(1.16)	$0.27

Weighted average common shares outstanding:
Basic	129	4,159	26,951

Diluted	129	4,159	28,971

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance at December 31, 2003	124	$1	$78,543	$(1,432)	$(132,423)	$(55,311)
Exercise of stock options	8	—	30	—	—	30
Issuance of stock options to employees	—	—	191	(191)	—	—
Issuance of stock options to non-employees for services	—	—	78	(78)	—	—
Deferred stock compensation expense	—	—	—	375	—	375
Forfeiture of options	—	—	(116)	116	—	—
Accretion of preferred dividends	—	—	—	—	(7,083)	(7,083)
Accretion of issuance costs	—	—	(128)	—	—	(128)
Net and comprehensive loss	—	—	—	—	(11,456)	(11,456)

Balance at December 31, 2004	132	1	78,598	(1,210)	(150,962)	(73,573)
Exercise of stock options	34	1	129	—	—	130
Issuance of stock options to non-employees for services	—	—	16	(16)	—	—
Deferred stock compensation expense	—	—	—	324	—	324
Forfeiture of options	—	—	(201)	201	—	—
Accretion of preferred dividends	—	—	—	—	(8,550)	(8,550)
Accretion of issuance costs	—	—	(149)	—	—	(149)
Issuance of common stock, net	6,848	69	64,961	—	—	65,030
Issuance of common stock upon conversion of Preferred stock	19,546	195	87,443	—	—	87,638
Net and comprehensive income	—	—	—	—	3,736	3,736

Balance at December 31, 2005	26,560	266	230,797	(701)	(155,776)	74,586
Exercise of stock options	854	8	4,084	—	—	4,092
Issuance of stock grant awards	5	—	106	—	—	106
Share-based compensation expense	—	—	4,227	22	—	4,249
Excess tax benefit from stock option exercises	—	—	290	—	—	290
Elimination of deferred stock compensation relating to employee options	—	—	(657)	657	—	—
Adjustment to offering costs	—	—	5	—	—	5
Net and comprehensive income	—	—	—	—	7,780	7,780

Balance at December 31, 2006	27,419	$274	$238,852	$(22)	$(147,996)	$91,108

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year ended December 31
	2004	2005	2006
Operating activities
Net income (loss)	$(11,456)	$3,736	$7,780
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,647	24,160	27,196
Provision for doubtful accounts	2,393	3,468	3,629
Loss on disposal of property and equipment	1,746	539	601
Interest expense offset by reduction in carrying value in excess of principal	(2,281)	(1,618)	—
Write-down of marketable securities to fair value	235	—	—
Gain from write-off of carrying value of debt in excess of principal	—	(4,060)	—
Non-cash share-based compensation	362	286	4,355
Excess tax benefit relating to share-based payments	—	—	(290)
Issuance of stock options to vendors for services	13	38	—
Changes in operating assets and liabilities:
Accounts receivable	(3,574)	(8,800)	(11,536)
Inventory	—	—	(811)
Prepaid expenses and other current assets	(603)	(1,861)	(603)
Other assets	516	(2,454)	1,242
Accounts payable	(446)	4,037	(1,826)
Other accrued expenses	3,916	12,176	13,923

Net cash provided by operating activities	13,468	29,647	43,660

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(CONTINUED)

(Amounts in thousands)

	Year ended December 31
	2004	2005	2006
Investing activities
Purchases of property and equipment	(9,783)	(21,329)	(42,092)
Decrease (increase) from restricted cash equivalents and marketable securities	61	(875)	617
Purchases of marketable securities	(11,790)	(10,556)	(65,929)
Redemption of marketable securities	18,000	15,287	66,104
Proceeds from disposal of fixed assets	—	—	6

Net cash used in investing activities	(3,512)	(17,473)	(41,294)

Financing activities
Proceeds from borrowings of long-term debt	1,003	741	—
Repayment of long-term debt and capital leases	(9,861)	(73,014)	(284)
Proceeds from issuance of stock, net of issuance cost	16,917	65,006	—
Excess tax benefit relating to share-based payments	—	—	290
Proceeds from exercise of stock options	30	130	4,092
Equity issuance costs	—	—	5
Financing issuance costs	(312)	(145)	(108)

Net cash provided by (used in) financing activities	7,777	(7,282)	3,995

Net increase in cash and cash equivalents	17,733	4,892	6,361
Cash and cash equivalents at beginning of period	5,127	22,860	27,752

Cash and cash equivalents at end of period	$22,860	$27,752	$34,113

Supplemental disclosure
Interest paid	$5,070	$4,026	$119
Income taxes paid	$—	$—	$224
Non-cash purchases of property and equipment	$13,958	$8,437	$1,775

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

(Amounts in thousands, except per share amounts)

1. Description of Business

Cbeyond, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of December 31, 2006, these services were provided in the metropolitan Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles areas, and as of January 2007, San Diego.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in the consolidation process.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results will differ from those estimates.

Revenue Recognition

Revenues are recognized when the services are delivered and earned. Revenue derived from local voice and data services is billed monthly in advance and deferred until earned. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Revenue derived from customer installation is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Related installation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized. Mobile handset revenue is recognized at the time of shipment. Contractual termination fees are billed to the customer, but revenue from these fees is not recognized until payment is received.

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, the Company records any promotion as a reduction in revenue when earned by the customer. For promotions earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Prior to 2005, sufficient historical information did not exist to reasonably estimate the amount of the obligation that would ultimately be earned and claimed. Accordingly, the Company recorded the full liability. During 2005, the Company had accumulated sufficient historical experience to reasonably estimate this amount for certain of its promotions and recognized approximately $336 as the initial change in estimate for

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

these promotions. During 2006, the Company gained sufficient historical experience to begin estimating this amount for the remaining promotions for which enough history did not exist in 2005 and recognized approximately $776 as the initial change in estimate for these promotions.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based upon the amount the Company ultimately expects to collect from customers, and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are written off against the allowance upon disconnection of the customers’ service, at which time the accounts are deemed to be uncollectible. Generally, customer accounts are considered delinquent and the service disconnection process begins when they are sixty days in arrears. The Company recognized $2,393, $3,468 and $3,629 relating to bad debts during 2004, 2005 and 2006, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include all U.S. government backed highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value.

Restricted Cash Equivalents and Marketable Securities

Restricted cash equivalents and marketable securities consist of certificates of deposit held as collateral for letters of credit issued on behalf of the Company. Some vendors providing services to the Company require letters of credit to be redeemed in the event the Company cannot meet its obligations to the vendor. These letters of credit are issued to the Company’s vendors, and in return, the Company is required to maintain cash or cash equivalents on hand with the bank at a dollar amount equal to the letters of credits outstanding, the majority of which is maintained in certificates of deposit, with the remainder in a restricted cash account with a commercial bank. In the event market conditions change and the letters of credit outstanding increase beyond the level of cash on hand at a commercial bank, the Company will be required to provide additional capital. The Company’s collateral requirements (restricted cash) were $1,637 and $1,020 as of December 31, 2005 and 2006, respectively.

Marketable Securities

Marketable securities consist of commercial paper and are classified as investments available for sale. The Company’s investments available for sale are carried at fair value or at cost, which approximates fair value. The Company considered the unrealized losses at December 31, 2004 to be other than temporary because the underlying securities held by the mutual fund were interest rate sensitive and unlikely to recover their value in the near future. Further, during 2005 the Company liquidated its mutual fund holdings and realized all losses on the investment. The Company recorded losses of $235 in 2004 and $13 in 2005 to adjust the cost basis of its investments to fair value.

The adjusted cost bases, which equal fair value, are as follows:

	December 31
	2005	2006
Commercial Paper	$10,170	$9,995

Total Marketable Securities	$10,170	$9,995

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company held debt securities consisting of commercial paper maturing in January 2006. As of December 31, 2006, the Company held debt securities consisting of commercial paper maturing in January 2007.

Inventories

The Company states its inventories at the lower of cost or market. Inventories consist primarily of mobile devices and are stated using the first-in, first-out (FIFO) method. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of service.

Property and Equipment

Property and equipment is stated at cost and depreciated over estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the duration of their economic value to the Company. Repair and maintenance costs are expensed as incurred. The Company pays certain equipment maintenance costs in advance under multi-year maintenance contracts, which are included in current and non-current assets. The amortization of these long-term prepaid expenses account for the decline in other non-current assets between 2005 and 2006.

Network engineering costs incurred during the construction phase of the Company’s networks are capitalized as part of property and equipment and recorded as construction-in progress until the projects are completed and placed into service.

The Company capitalizes internal-use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). For the years ended December 31, 2005 and 2006, the Company capitalized $2,284 and $4,107, respectively, associated with these development efforts. These costs are amortized to expense generally over a period of three years depending on the useful life of the related asset.

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

The Company is currently using Regular and Alternative Minimum Tax (AMT) net operating losses to offset taxable income expected to be generated for the year. The Company has performed a study and determined that there is no limitation on the Company’s ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership occurring through September 13, 2006. Subsequent to this study, the Company facilitated a secondary offering of its common stock in October 2006. The effects of this offering and any other transactions subsequent to September 13, 2006 have not been evaluated as to their impact on the Company’s ability to utilize net operating loss carryforwards.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning in 2007, the Company’s operations in Dallas and Houston, Texas will be subject to a new state income tax, referred to as the Texas margin tax. This tax will substantially increase our state income tax liability. Had this new tax been in effect in 2006, the Company’s state income tax expense would have increased by approximately $500.

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

During 2004 and 2006, the Company replaced certain categories of network equipment with newer equipment having greater functionality in order to improve network efficiency and performance. The equipment being replaced had no further use in the network, and the replacement of this class of assets comprised a substantial portion of the loss on disposal of fixed assets. The Company also wrote off certain software assets that we replaced due to obsolescence or upgrade. During the normal course of operations, the Company also writes equipment off that it is not able to recover from former customers. This equipment resides at customer locations to enable connection to the Company’s telecommunications network. The gross value of equipment written off during 2004, 2005 and 2006 was $3,073, $641 and $3,352, respectively.

Marketing Costs

The Company expenses marketing costs, including advertising, in support of its sales efforts as these costs are incurred. Such costs amounted to approximately $1,021, $1,819 and $2,185 during 2004, 2005 and 2006, respectively.

Deferred Financing Costs

During 2004 and 2005, respectively, the Company recorded $312 and $42 of deferred costs associated with amendments to its credit facility with Cisco Systems Capital Corporation (Cisco Capital). Of these costs, approximately $38 and $50 were amortized to interest expense in 2004 and 2005, respectively. Upon the payoff of the Cisco Capital facility in November 2005, the net remaining deferred financing costs were written off as a reduction of the gain recognized upon the payoff of the related debt (see Note 6).

The Company has incurred a total of $256 of loan costs in connection with obtaining a five year line of credit facility commitment from Bank of America that was finalized in 2006 (the “line of credit”). In accordance with the Company’s policy, deferred loan costs are amortized from the effective date of the agreement or amendment over the then remaining life of the facility, which resulted in approximately $45 of amortization to interest expense in 2006.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable, which are unsecured. The Company’s risk is limited due to the fact that there is no significant concentration with one customer or group of customers. Because the Company’s operations were conducted in Atlanta, Georgia; Dallas, Texas; Houston, Texas; Denver, Colorado; Chicago, Illinois; and Los Angeles, California through 2006 and, additionally, San Diego, California beginning in 2007, its revenues and receivables were geographically concentrated in these cities.

Fair Value

The Company has used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash and cash equivalents, marketable securities and accounts receivable equals or approximates their respective fair values.

•

The carrying amounts reported in the consolidated balance sheets for capital leases approximate fair value due to the use of imputed interest rates based on the variable interest rates of the Company’s prior debt.

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under this guidance, the Company recognized non-cash compensation expense for stock options by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable stock options. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. Under APB 25, the deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated. Under SFAS 123(R), compensation is recorded over the vesting period directly to paid-in capital. Thus, upon adoption, the Company eliminated the deferred compensation balance relating to employee stock options with an offsetting reduction to additional paid-in capital.

The following pro forma information shows the effect on the Company’s statement of operations as if the Company had accounted for its employee stock options under the fair value method of SFAS 123 in these earlier periods. The Company’s pro forma expense calculations under FAS 123 considered estimated forfeitures as of

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the date of grant and, accordingly, are considered to reasonably approximate the expense that would have been recorded had the expense been calculated under FAS 123(R).

	Year Ended December 31,
	2004	2005
Net loss attributable to common stockholders	$(18,539)	$(4,814)
Add: Share-based compensation expense determined under the intrinsic value based method	362	286
Deduct: Share-based compensation expense determined under the fair value based method	(1,880)	(2,716)

Pro forma net loss attributable to common stockholders	$(20,057)	$(7,244)
Net loss attributable to common stockholders per common share:
Basic and diluted—as reported	$(143.71)	$(1.16)
Basic and diluted—pro forma	$(155.48)	$(1.74)

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. As the Company reported a net loss attributable to common stockholders for the years ended 2004 and 2005, the conversion of Preferred Stock and the exercise of stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share because their effect is anti-dilutive.

For the year ended December 31, 2006, the Company reported net income, and accordingly considered the dilutive effect of stock options outstanding during the period. For purposes of the calculation of diluted earnings per share for the year ended December 31, 2006, an additional 2,020 shares were added to the denominator because they were dilutive for the period. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 203 for the year ended December 31, 2006. Such shares were not included because they were anti-dilutive.

Reclassifications

Reclassifications have been made to the December 31, 2005 balance sheet to provide further breakout of accrued liabilities and to aggregate certain non-current assets and liabilities on the face of the balance sheet. In addition, certain amounts have been reclassified among the accrued liability accounts disclosed in Note 4.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The FASB issued SFAS 154 to provide guidance on the accounting for and reporting of error corrections. Unless otherwise impracticable, it establishes retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. SFAS 154 also provides guidance for determining whether retrospective application is impracticable and for reporting an accounting change when retrospective application is impracticable. Furthermore, this statement addresses the reporting of a correction of an error in previously issued financial statements by restating previously issued financial statements. SFAS 154 is effective for financial statements for fiscal years beginning after December 15, 2005. The Company has adopted SFAS 154 effective January 1, 2006, and the adoption of this statement did not have an impact on its consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating the effect of FIN 48 on its Financial Statements and has not determined the impact that the adoption will have on its results of operations, cash flows and financial position.

In June 2006, the Emerging Issues Task Force issued EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. The Company is currently evaluating the requirements of EITF 06-03 but does not believe the adoption will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact that the adoption will have on its consolidated financial statements.

3. Property and Equipment

Property and equipment consist of:

	Year Ended December 31,
	Useful Lives	2005	2006
	(In years)
Network and lab equipment	2–7	$101,172	$127,842
Leasehold improvements	3–10	4,461	7,057
Computers and software	2–5	32,119	39,448
Furniture and fixtures	7	2,382	2,915
Construction-in progress		2,839	4,676

		142,973	181,938
Less accumulated depreciation and amortization		(85,905)	(109,148)

Property and equipment, net		$57,068	$72,790

The amount depreciated under the capital lease was $326 during both 2005 and 2006.

Any future debt outstanding under the Company’s line of credit with Bank of America will be collateralized by a pledge of substantially all of the assets of the Company.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Accrued Liabilities

	December 31
	2005	2006
Accrued bonus	$4,058	$4,907
Accrued other compensation and benefits	874	1,159
Accrued sales taxes	2,595	3,722
Accrued other taxes	3,570	4,329
Accrued professional fees	1,204	1,168
Deferred rent	2,135	4,916
Deferred installation revenue	654	750
Other accrued expenses	2,007	2,134

Total Other Accrued Liabilities	$17,097	$23,085

5. Capitalization

Common Stock

In conjunction with the initial public offering, Cbeyond’s certificate of incorporation was amended to authorize 50,000 shares of common stock. In November 2005, Cbeyond issued 6,132 shares of common stock in an initial public offering for $12.00 a share, and as more fully described below, issued 19,546 shares of common stock as a result of the conversion of preferred shares, including accumulated dividends. The proceeds from the offering were $65,006, net of underwriter commissions of $4,941 and expenses of $3,641. As of December 31, 2005, no shares were reserved for issuance under the Company’s 2002 Stock Incentive Plan, and 2,110 shares were reserved for issuance under the Company’s 2005 Stock Incentive Plan. Subsequent to the initial public offering and prior to December 31, 2005 all outstanding warrants were exercised in a cashless transaction resulting in the issuance of 716 common shares (see Note 6). Also in conjunction with the initial public offering, the Company effected a 1 for 3.88 reverse stock split. All share and per share amounts included in these financial statements and footnotes have been adjusted to reflect this split as if it were in effect for all periods presented. As of December 31, 2006, no shares were reserved for issuance under the Company’s 2002 Stock Incentive Plan, and 1,259 shares were reserved for issuance under the Company’s 2005 Stock Incentive Plan.

Preferred Stock

In November 2002, in connection with a corporate reorganization and pursuant to a stock purchase agreement, Cbeyond issued 12,398 shares of Series B preferred stock (Series B) for $3.88 per share; including 753 shares issued in conjunction with the cancellation of debt (see Note 6). In December 2004, Cbeyond amended its certificate of incorporation to authorize 15,206 shares of Series B and 1,546 shares of Series C preferred stock (Series C) and, pursuant to a stock purchase agreement with substantially all of the existing Series B preferred stockholders and certain other investors, Cbeyond issued 1,437 shares of Series C for $11.83 per share. Additionally, the Company issued 9 shares of Series B to an existing Series B preferred stockholder at $3.88 per share under the stockholders’ prior stock purchase agreement.

Each share of the Series B and Series C (collectively, the “Preferred Stock”) was convertible initially into one share of the Company’s common stock. The conversion price per share of common stock was equal to the original price paid per share of Preferred Stock. All of the shares of Preferred Stock would automatically convert to common stock in the event of a public offering of the Company’s common stock meeting certain conditions, subject to adjustment for dilutive events. In November 2005, The Company completed such a public offering. Accordingly, 12,407 and 1,570 issued and outstanding shares of Series B and Series C, respectively, were converted into common stock at the time of the transaction. The cumulative unpaid dividends of Series B and Series C were converted into 5,413 and 156 shares of common stock, respectively.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Preferred Stock was redeemable through the exercise of a put option upon the vote of a majority of the holders of the Preferred Stock beginning November 1, 2007 if there had not been either a sale of the Company or a qualified initial public offering of its common stock. If the put option was exercised, the repurchase price would have been the greater of (a) the Liquidation Value or (b) the fair market value per share of the Company as determined by provisions outlined in the Second Amended and Restated Shareholder Agreement. The Company classified its Preferred Stock outside of equity in accordance with EITF Topic D-98, Classification and Measurement of Redeemable Securities (Topic D-98), because the redemption provisions of the put option were not solely within the control of the Company, without regard to the probability of whether the redemption requirements would ever be triggered.

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

As of December 31, 2006, Cbeyond was authorized to issue up to 15,000 shares of Preferred Stock, of which there were no shares issued or outstanding.

The following table summarizes the Preferred Stock transactions during the period covered by these financial statements:

	Series B	Series C
Balance at December 31, 2003	$54,835	$—
Issuance of preferred stock	35	16,882
Accretion of preferred dividends	7,072	11
Accretion of issuance costs	126	2

Balance at December 31, 2004	62,068	16,895
Adjustments to issuance costs	—	(24)
Accretion of preferred dividends	6,719	1,831
Accretion of issuance costs	107	42
Conversion to common stock	(68,894)	(18,744)

Balance at December 31, 2005 and 2006	$—	$—

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Debt

At December 31, 2005 and 2006, there was no long-term debt outstanding, as a result of the Company using proceeds from its initial public offering of common stock to pay off and cancel its credit facility with Cisco Capital (the “Credit Facility”).

On February 8, 2006, the Company entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25,000. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at the Company’s option, will equal a LIBO rate or an alternate base rate plus, in each case, and applicable margin. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans shall be 1, 2, 3 or 6 months, at the Company’s option. The applicable margins for LIBO rate loans are 2.25%, 2.50%, and 2.75% for loans drawn in aggregate up to $8,300, between $8,300 and $16,600, and between $16,600 and $25,000, respectively. The applicable margins for alternate base rate loans are 0.75%, 1.00%, and 1.25% for loans drawn in aggregate up to $8,300, between $8,300 and $16,600, and between $16,600 and $25,000, respectively. In addition, the Company is required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.50%. The term of the facility is five years. In addition, the facility contains certain restrictive covenants, including restrictions on the payment of dividends.

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

In addition, the Company amended the Credit Facility as part of a corporate reorganization in November 2002. In conjunction with this amendment, Cisco Capital cancelled $25,000 of the amount outstanding in exchange for 753 shares of Series B (Debt Exchange). As a result of the significant discount on the value of the Company’s debt cancelled in the Debt Exchange, the Company accounted for the exchange as a troubled debt restructuring in accordance with SFAS No. 15 and EITF Issue No. 02-4, Determining whether Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. Under SFAS No. 15, a gain is recognized to the extent that the carrying amount of the debt before the restructuring, net of unamortized discounts and loan costs and other consideration exchanged as partial settlement, exceeds future contractual payments (principal and interest combined) of the restructured debt. Based on this calculation, the Company recorded a gain of $4,338 at the date of the restructuring. Projected future interest payments estimated

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based on the interest rate in effect at the date of the restructuring, approximately 7.3%, were considered carrying value in excess of principal. As interest was paid in subsequent periods, payments were applied against the carrying value, resulting in no interest expense after the date of restructuring, except to the extent actual interest rates exceeded the interest rate in effect at the date of restructuring, which occurred during 2004 and totaled approximately $259 as an increase to interest expense. The effects of such fluctuations were recognized in the period the applicable interest rate changed, except that no gain was recorded until it could no longer be offset by future payments.

The table below illustrates the activity recognized from the date of the troubled debt restructuring through the final pay-off of the debt after the initial public offering.

Debt cancelled	$25,000
Less:
Value of preferred stock exchanged	(2,902)
Warrants issued with restructure	(2,215)
Unamortized debt discount	(3,636)
Unamortized deferred financing costs written off	(393)
Restructuring transaction costs	(264)

Carrying value in excess of principal at restructure	15,590

Gain on restructuring of debt	(4,338)
Interest payments recorded as a reduction of carrying value in 2002	(449)

Carrying value in excess of principal as of December 31, 2002	10,803
Interest payments recorded as a reduction of carrying value in 2003	(2,578)

Carrying value in excess of principal as of December 31, 2003	8,225
Interest payments recorded as a reduction of carrying value in 2004	(2,281)

Carrying value in excess of principal as of December 31, 2004	5,944

Interest payments recorded as a reduction of carrying value in 2005	(1,618)

Write-off of net remaining carrying value in excess of principal upon early repayment of debt	(4,326)

Carrying value in excess of principal as of December 31, 2005	$—

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Income Taxes

The Company recorded income tax expense during the year ended December 31, 2006 due to being subject to federal alternative minimum tax (AMT) requirements.

The current and deferred income tax provisions were as follows for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Current
Federal	$—	$—	$430
State	—	—	—

Total current	—	—	430

Deferred
Federal	(4,002)	6,097	5,064
State	(286)	436	207
Change in valuation allowance	4,288	(6,533)	(5,271)

Total deferred	$—	$—	$—

Income tax provision	$—	$—	$430

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2004, 2005 and 2006:

	2004	2005	2006
Federal income tax (benefit) provision at statutory rate	$(4,010)	$1,308	$2,874
State income taxes, net of federal benefit	(286)	93	117
Nondeductible expenses	8	147	123
Alternative minimum tax (AMT)	—	—	430
Adjustments to net operating loss carryforward	—	4,985	2,157
Change in valuation allowance	4,288	(6,533)	(5,271)

	$—	$—	$430

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2005 and 2006 are as follows:

	2005	2006
Deferred tax assets:
Net operating loss	$38,068	$29,641
Carrying value in excess of principal	831	—
Allowance for doubtful accounts	679	942
Impairment of investments	176	—
Accrued liabilities	2,421	5,327
Share-based compensation expense	—	1,848
Other	(118)	55

Gross deferred tax assets	42,057	37,813

Deferred tax liabilities:
Property and equipment	3,284	2,822
Other	—	1,489

Gross deferred tax liabilities	3,284	4,311

Net deferred tax assets	38,773	33,502
Valuation allowance	(38,773)	(33,502)

Net deferred taxes	$—	$—

At December 31, 2006, the Company has federal net operating loss carryforwards of approximately $96,326 state net operating less carryforwards of $70,117, which begin expiring in 2020. The federal net operating loss carryforward consists of both regular net operating losses of $81,830 (with a corresponding deferred tax asset of $29,641) and net operating losses related to share-based compensation of $14,496. Utilization of existing net operating loss carryforwards may be limited in future years if significant ownership changes were to occur. The Company has recorded a valuation allowance equal to the net deferred tax assets at December 31, 2005 and 2006, due to the uncertainty of future taxable income.

The provision for income taxes during the year ended December 31, 2006 consisted of $430 of estimated alternative minimum tax (AMT) expected to be due at year-end, based on current annual book and taxable income. The AMT tax results from the ability to offset only 90% of AMT net operating losses against AMT taxable income. The AMT results in a credit that will be used to offset income taxes due in future periods, when and if the Company pays regular income tax.

Under FAS 123(R), the Company continues to follow the with-and-without approach and considers the impact of excess stock option deductions last when computing its income tax provision. The excess tax benefits are credited to additional paid-in-capital to the extent they are used to offset the AMT tax payable.

As of December 31, 2006, net operating loss carryforwards include tax deductions of approximately $14,496 resulting from the exercise of stock options. In accordance with FAS 123(R), any income tax benefit derived from these tax deductions is reflected as additional paid-in capital at the time we recognize any such income tax benefit. During 2006, the Company also recognized as tax expense approximately $290 of alternative minimum tax (AMT) that would have been payable had there been no stock option deductions. Actual stock option deductions incurred for income tax purposes results in an actual payment of AMT in the amount of $140. A “hypothetical” deferred income tax asset is created by the AMT expense incurred.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Share-Based Compensation Plans

In November 2005, in connection with the Company’s initial public offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (Incentive Plan). The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights. At December 31, 2006, the number of shares of common stock that may be issued pursuant to the Incentive Plan is 5,806, including 3,615 shares rolled over into the Incentive Plan from the 2002 Plan and the 2000 Plan. Substantially all of the options granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock will be determined by the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. Options expire 10 years after the grant date.

In November 2002, in connection with the Company’s recapitalization, the Company adopted the Cbeyond Communications, Inc. 2002 Equity Incentive Plan (2002 Plan) and issued 1,621 and 295 options thereunder with respective vesting periods of two and three years. The 2002 Plan permits the grant of nonqualified stock options, incentive stock options and stock purchase rights. The number of shares of common stock that may be issued pursuant to the 2002 Plan is 3,608. Substantially all of the options granted under the 2002 Plan following the 2002 recapitalization vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options issued under the 2002 Plan were generally granted at exercise prices equal to the estimated fair value of the Company’s common stock on the date of grant. For each fiscal year since the 2002 recapitalization and prior to the Company’s initial public offering in November 2005, the Company had determined the fair value of its common stock by using independent external valuation events such as arms-length transactions in the Company’s shares, significant business milestones that may have affected the value of our business, and internal valuation estimates based on discounted cash flow analysis of the Company’s financial results or other metrics, such as multiples of revenue and adjusted EBITDA. Options expire 10 years after the grant date.

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Incentive Plan, the 2002 Plan and the 2000 Plan is presented in the table below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding, December 31, 2003	2,664	3.90
Granted	344	11.35
Exercised	(8)	3.88
Forfeited	(118)	4.11

Outstanding, December 31, 2004	2,882	4.78
Granted	971	11.87
Exercised	(33)	3.92
Forfeited	(177)	6.64

Outstanding, December 31, 2005	3,643	$6.60

Granted	1,072	15.27
Exercised	(854)	4.79
Forfeited and expired	(226)	12.52

Outstanding, December 31, 2006	3,635	$9.20	7.51	$77,737
Vested and expected to vest, December 31,2006	3,498	$8.94	7.48	$75,719
Options exercisable, December 31, 2006	1,847	$5.39	6.37	$46,547

The weighted-average fair value of all options at grant date for options granted in 2004, 2005 and 2006 was $5.57, $11.87 and $9.45 per share, respectively. During 2006, the weighted average fair value of the 487 options that vested during the period was $5.55 per share, representing a total fair value of options vesting during the period of $2,703. The amount by which fair value of the stock exceeds an option’s exercise price at the applicable grant date is amortized over the vesting period and recognized as non-cash stock option compensation in the consolidated statement of operations. The Company has 1,259 options available for future grant as of December 31, 2006.

The following table provides additional information based on the exercise prices of options outstanding at December 31, 2006:

Option Price	Options Outstanding	Options Exercisable	Contractual Life
$3.88	1,632	1,512	6.1
$11.00	593	20	9.1
$11.71	53	11	8.9
$11.83	575	144	8.1
$12.00	223	48	8.8
$12.03	184	96	7.6
$13.43	3	3	4.4
$18.28	72	0	9.6
$20.30	217	13	9.3
$30.36	83	0	9.8

Total	3,635	1,847	7.5

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, the Company followed APB No. 25 and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equaled or exceeded the market value of the underlying stock on the date of the grant, no compensation expense was recognized. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), under which the Company recognizes, as expense over the applicable service period the fair value of the options granted. Total share-based compensation expense recognized in 2006 totaled $4,355 under the new method, a reduction of $0.16 and $0.15, respectively, in basic and diluted earnings per share. Additionally, the adoption increased cash flows from financing activities and decreased cash flows from operating activities by $290 relating to excess tax benefits from the exercise of stock options.

The fair value of options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2004	2005	2006
Risk-free interest rate	3.4%	3.9%	4.6%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.7%	55.3%	63.0%
Suboptimal exercise barrier	2.31	2.44	2.96

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, which the Company deems more reliably measurable than the fair value of the consideration received. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance, or obligation to perform, is complete or the date on which it is probable that performance will occur. During 2004 and 2005, respectively, the Company issued 13 and 3 common stock options to vendors for services. In 2004 and 2005, respectively, these options were valued at $78 and $16. The Company recognized $13, $38 and $22 in selling, general and administrative expenses for the years ended December 31, 2004, 2005 and 2006, respectively.

Management evaluates the appropriateness of its underlying assumptions each time it estimates the fair value of equity instruments requiring measurement under SFAS 123(R). To assist management in validating its assumptions, the Company periodically engages consultants, as it did in 2006, with relevant experience to assess and evaluate its assumptions.

The risk-free interest rate used in estimating the fair value of options is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. The Company also uses historical data, stratified into employee groups that exhibit similar behavior, to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. Through the first quarter of 2006, the Company stratified employees into four groups for these purposes. Beginning in the second quarter of 2006, the Company reduced its stratification to two employee groups because three of the previously stratified employee groups did not exhibit substantially different behavior over time and, accordingly, yield similar valuations. Because Cbeyond is a recently public company and does not have its own volatility history to rely upon, expected volatility is based on historical volatilities experienced by companies considered representative of Cbeyond based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility has remained consistent over time, although the mix and weighting of representative volatilities has been refined periodically to ensure that the four primary categories are appropriately considered. Through the first quarter of

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, the Company included certain indices, including a small cap index and a telecom index, as part of the representative group. Effective in the second quarter of 2006, the Company refined its representative group and included only individual stocks in its volatility analysis. In reviewing the modifications to the development of its underlying valuation assumptions, the Company considered whether applying the refined assumptions would have had a material impact on recent valuations performed using the previous assumptions, noting that the effect on compensation expenses would not have resulted in a materially different amount.

Options with graded vesting are valued as multiple awards and expensed on a straight line basis over the vesting period. The amount of compensation cost recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. During the twelve months ended December 31, 2005 and 2006, the Company issued 34 and 854 shares of common stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the twelve months ended December 31, 2005 and 2006 based on market value at the exercise dates is set forth in the table below. As of December 31, 2006, unrecognized compensation cost related to unvested stock option awards totals approximately $11,622 and is expected to be recognized over a weighted-average period of 1.87 years. Additional information pertaining to option exercises in 2004, 2005 and 2006 is as follows:

	December 31
	2004	2005	2006
Total intrinsic value of options exercised	$47	$337	$14,594
Total cash received for option exercises	$30	$130	$4,093

9. Commitments

The Company has entered into various operating and capital leases, with expirations through 2016, for network facilities, office space, equipment, and software used in its operations. Future minimum lease obligations under non-cancelable operating leases and maturities of capital lease obligations as of December 31, 2006 are as follows:

	Operating	Capital
2007	$4,375	$100
2008	4,933	—
2009	5,015	—
2010	5,037	—
2011	4,962	—
Thereafter	16,903	—

	$41,225	100

Less amounts representing interest		(2)

Present value of minimum lease payments		98
Less current portion		98

Obligations under capital leases—net of current portion		$—

Total rent expense for the years ended December 31, 2004, 2005 and 2006 was $2,218, $2,766 and $3,360, respectively. Certain real estate leases have fixed escalation clauses, holidays, and leasehold improvement allowances. Such allowances were $887 and $1,775 in 2005 and 2006, respectively, and are depreciated over the shorter of their useful lives or the lease term. Expense under such operating leases is recorded on a straight-line

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

basis over the life of the lease. Our lease agreements also generally have lease renewal options that are at our discretion and range in terms.

The net book value of the software under capital leases at December 31, 2004, 2005 and 2006 was $870, $544 and $218, respectively. The Company applies its incremental borrowing rate in effect at the time a capital lease is initiated to determine the present value of the future minimum lease payments.

At December 31, 2006, the Company had outstanding letters of credit of $1,020. These letters of credit expire at various times through August 2007 and collateralize the Company’s obligations to third parties for leased space. The fair value of these letters of credit approximates contract values.

10. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the Plan) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of the following quarter of the Plan year following the date of hire provided they have reached the age of 18. The Plan provides for an employee deferral up to the dollar limit that is set by law. As of the year ended December 31, 2006, the Plan did not provide for a matching contribution by the employer.

Effective January 1, 2007, for all 401(k) plan participants, there will be a Company match of 50% of up to 3% of eligible compensation as well as a company discretionary contribution of 1.5% of eligible compensation. Eligible compensation includes base salary and any commissions. Both the match and discretionary contribution will be made in Cbeyond stock.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Revenue	$35,176	$38,182	$41,403	$44,336
Gross profit (exclusive of depreciation and amortization)	24,732	26,802	29,408	30,994
Operating income (loss)	(1,117)	(289)	1,380	1,349
Depreciation and amortization expense	5,674	5,978	6,097	6,411
Gain from write-off of carrying value in excess of principal	—	—	—	4,060
Income (loss) before income taxes	$(1,576)	$(932)	$928	$5,316
Net income (loss)	$(1,576)	$(932)	$928	$5,316
Net income (loss) attributable to common stockholders	$(3,961)	$(3,417)	$(1,660)	$4,224
Net loss attributable to common stockholders per common share—basic	$(28.63)	$(21.96)	$(10.06)	$0.26
Net loss attributable to common stockholders per common share—diluted	$(28.63)	$(21.96)	$(10.06)	$0.20

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$47,578	$52,534	$54,907	$58,867
Gross profit (exclusive of depreciation and amortization)	32,580	36,281	38,447	42,284
Operating income (loss)	(174)	1,265	1,931	4,021
Depreciation and amortization expense	6,577	6,864	6,937	6,818
Income before income taxes	$51	$1,500	$2,143	$4,516
Net income	$20	$1,406	$2,005	$4,349
Net income attributable to common stockholders	$20	$1,406	$2,005	$4,349
Net income attributable to common stockholders per common share—basic	$—	$0.05	$0.07	$0.16
Net income attributable to common stockholders per common share—diluted	$—	$0.05	$0.07	$0.15

12. Segment Information

The Company’s management monitors and analyzes financial results on a segment basis for reporting and management purposes. Specifically, the Company’s chief operating decision maker allocates resources to and evaluates the performance of its segments based, depending on which segment, on revenue, direct operating expenses, and certain non-GAAP financial measures. The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies.

At December 31, 2006, the operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago and Los Angeles. The newest market, San Diego, was launched in January 2007 and incurred costs in 2006 related to this launch. Although San Diego is not operating as of December 31, 2006, the costs incurred in preparing for its launch are disclosed as a separate segment. The balance of the Company’s operations is in its Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results.

Corporate costs are not allocated to the other segments because such costs are managed and controlled on a centralized, functional basis that spans all markets, with centralized, functional management held accountable for Corporate results. Management also believes that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing geographic segment. Management does not report assets by segment sine it manages assets and makes decisions on technology deployment and other investments on a company-wide rather than on a local market basis. The chief operating decision maker does not use segment assets in evaluating the performance of operating segments. As a result, management does not believe that segment asset disclosure is meaningful information to investors. In addition to segment results, the Company uses total adjusted EBITDA to assess the operating performance of the overall business. Because the chief operating decision maker primarily evaluates the performance of each segment on the basis of adjusted EBITDA, management believes that segment adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing the Company’s overall operations. The chief operating decision maker also uses revenue to measure operating results and assess performance, and both revenue and adjusted EBITDA are presented herein in accordance with SFAS NO. 131, Disclosures about Segments of an Enterprise and Related Information.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the Company’s reportable segments:

	Year Ended December 31,
	2004	2005	2006
Revenue:
Atlanta	$42,236	$53,719	$63,529
Dallas	33,129	42,277	51,335
Denver	35,051	47,916	58,531
Houston	2,895	13,051	26,382
Chicago	—	2,134	12,281
Los Angeles	—	—	1,828

Total revenue	$113,311	$159,097	$213,886

Adjusted EBITDA:
Atlanta	$24,986	$30,174	$37,881
Dallas	12,353	18,561	24,008
Denver	17,750	24,954	31,835
Houston	(3,954)	1,377	8,676
Chicago	(565)	(5,470)	(1,411)
Los Angeles	—	(382)	(5,624)
San Diego	—	—	(630)
Corporate	(33,768)	(43,407)	(55,196)

Total Adjusted EBITDA	$16,802	$25,807	$39,539

Operating income (loss):
Atlanta	$18,922	$24,255	$32,808
Dallas	7,281	13,374	18,934
Denver	13,404	19,773	26,985
Houston	(4,658)	(285)	5,974
Chicago	(568)	(6,090)	(2,913)
Los Angeles	—	(382)	(6,254)
San Diego	—	—	(631)
Corporate	(41,704)	(49,322)	(67,860)

Total operating income (loss)	$(7,323)	$1,323	$7,043

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2004	2005	2006
Depreciation and amortization expense:
Atlanta	$6,064	$5,919	$5,073
Dallas	5,072	5,187	5,074
Denver	4,346	5,181	4,850
Houston	703	1,662	2,702
Chicago	3	620	1,502
Los Angeles	—	—	630
San Diego	—	—	1
Corporate	6,459	5,591	7,364

Total depreciation and amortization	$22,647	$24,160	$27,196

Capital expenditures:
Atlanta	$2,742	$4,946	$5,669
Dallas	2,870	3,976	6,923
Denver	3,903	3,838	4,961
Houston	4,041	4,039	3,587
Chicago	2,325	3,256	2,843
Los Angeles	—	2,131	3,444
San Diego	—	—	1,561
Corporate	7,860	7,580	14,879

Total capital expenditures	$23,741	$29,766	$43,867

Reconciliation of Adjusted EBITDA to Net income (loss):
Total Adjusted EBITDA for reportable segments	$16,802	$25,807	$39,539
Depreciation and amortization	(22,647)	(24,160)	(27,196)
Non-cash share-based compensation	(375)	(324)	(4,355)
Public offering expenses	(1,103)	—	(945)
Interest income	637	1,325	1,919
Interest expense	(2,788)	(2,424)	(163)
Gain from write-off of carrying value of debt in excess of principal	—	4,060	—
Loss on disposal of property and equipment	(1,746)	(539)	(601)
Other income (expense), net	(236)	(9)	12

Income (loss) before income taxes	(11,456)	3,736	8,210
Income tax expense	—	—	(430)

Net income (loss)	$(11,456)	$3,736	$7,780

13. Public Offering Costs

In 2004, the Company began work in connection with an initial public offering of common stock. In connection with the proposed offering, the Company incurred legal and accounting fees of approximately $1,103. Although such transaction costs are typically deferred and deducted from the proceeds of the offering as a charge against additional paid-in capital, due to the length of time that transpired after these costs were incurred and other considerations, management determined it was appropriate to expense such costs. In early 2005, the Company began incurring additional costs associated with its initial public offering which was completed in November 2005. The costs associated with the November 2005 public offering, excluding the underwriting discount, totaled $3,641 and were offset against the proceeds of the offering.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In October 2006, the Company completed a secondary public offering of 4,907 shares of common stock, including 201 shares that were issued by the Company in connection with option exercises executed at the time of the offering. All offered shares were from existing stockholders with no proceeds to the Company. All direct costs of this offering, which were primarily legal and accounting fees with outside service firms related to the preparation of the registration statement, were expensed as incurred and totaled $945.

14. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (ILECs) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within such wire centers. In addition, certain caps are imposed regarding the number of UNE facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

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

The Company estimated the probable liability for implementation of certain provisions of the TRRO and accrued approximately $1,892 as of December 31, 2005 for these liabilities, which were charged to cost of service in the year ended December 31, 2005. The estimate includes $1,553 for the total cost impact related to wire centers and transport routes deemed sufficiently competitive. For costs associated with the caps imposed on the number of circuits that the Company may have on a single route or into a single building, approximately $339 is reflected in the results of operations through December 31, 2005.

The Company estimated the probable liability for implementation of certain provisions of the TRRO and has accrued approximately $4,400 as of December 31, 2006 for these increased costs, $2,507 of which was charged to cost of service in the year ended December 31, 2006. This cumulative estimate includes $3,701 for the total cost impact related to wire centers and transport routes determined to be sufficiently competitive to be subject to the FCC’s new rules, of which $2,148 is reflected in cost of service through December 31, 2006. This cumulative estimate also includes $699 for costs associated with the caps imposed on the number of circuits that the Company may have on a single route or into a single building, of which approximately $360 is reflected in cost of service through December 31, 2006. This estimate is for all markets and, where alternate pricing agreements have not been reached, is based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

During October 2006, the Company amended its interconnection agreement for the Atlanta market. This agreement established the pricing in effect from March 11, 2005 through March 10, 2006 for certain circuits

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

added subsequent to March 11, 2005. The agreed upon pricing was lower than the special access rates previously accrued, resulting in a reduction of the accrual and expense of $304, $216 of which relates to 2005. This change in estimate is reflected in the results of operations for year ended December 31, 2006.

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

During the year ended December 31, 2006, the Company accrued an additional $982 relating to the new pricing, resulting in a total accrual of $2,453 as of December 31, 2006. Although the Company continues to negotiate the final settlement of the retroactive payment due, the recorded accrual represents management’s best estimate of the ultimate settlement of this matter.

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

Dissolution of Captive Leasing Entities

Effective December 31, 2006, the Company dissolved and collapsed its captive leasing companies. These entities, historically, purchased assets tax-free and leased the assets to the operating companies as a means of preserving cash flow in the Company’s start-up phase of operations. During 2006, management determined that the nature of the Company’s operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the collapse, a final accounting of all activity under the leasing entities was performed and reconciled back to historical sales tax filings. Certain underpayments were identified that resulted in the recognition of approximately $128 in penalties and interest in selling, general and administrative costs during the fourth quarter of 2006. This amount represents management’s best estimate of what it believes it will have to pay in connection with finalizing all sales tax returns for the leasing entities. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts accrued by the Company. In accordance with FAS 5, the additional interest and penalties could range from zero to $392.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Related Party Transactions

Cbeyond has had a close relationship with Cisco Systems, Inc. and its financing subsidiary, Cisco Systems Capital (collectively, Cisco). Cisco has been and continues to be one of the Company’s major equipment suppliers. In addition, one of its executives is on the Company’s Board of Directors and Audit Committee. All transactions with Cisco are carried out on an arm’s-length basis.

Cisco was also the Company’s principal lender until shortly after the Company’s initial public offering when Cbeyond repaid all outstanding borrowings and cancelled its credit facility. In connection with transactions under the credit arrangement, Cisco became a significant shareholder of the Company.

During the year ended December 31, 2006, the Company purchased approximately $18,700 of equipment and services from Cisco. As of December 31, 2006, the Company’s outstanding accounts payable to Cisco totaled approximately $1,300.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an audit report on management’s assessment of our internal control over financial reporting, which appears in Item 8 of this report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.

The Board of Directors for Cbeyond, Inc. (the “Company”) has adopted a Code of Ethics. This Code of Ethics applies to all of the Company’s directors, officers and employees and all such individuals are required to strictly adhere to the principles as described in the Code of Ethics. The Code of Ethics is available on our website at www.cbeyond.net.

Item 11.	Executive Compensation

The information required by this item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Participation” issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item 12 will be contained in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners” issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2007 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2006 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A) 1.	Financial Statements.

The response to this item is submitted as a separate section of this Form 10-K. See Item 8.

2. Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2005, and 2006

(Dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expense	Less Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
2004	$785	$2,393	$(2,145)	$1,033
2005	1,033	3,468	(2,690)	1,811
2006	1,811	3,629	(2,854)	2,586

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.

All other schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits

See the response to Item 15(b) below.

(B)	Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.

3.2(b)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.

4.1(b)	Form of stock certificate of common stock

10.1(b)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.

10.2(b)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.3(b)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.

10.4(b)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.

10.5(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.6(b)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.

10.7(b)	Form of Amended and Restated At-Will Employment Agreement.

10.8(c)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

21.1(b)	Subsidiaries of Cbeyond, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a)	Incorporated by reference to Registration Statement on Firm S-1 filed on September 19, 2006 (File No. 333-137445), as amended by Amendment No. 1 filed on September 25, 2006.
(b)	Incorporated by reference to Registration Statement on Form S-1 filed on May 16, 2005 (File No. 333-124971), as amended by Amendment No. 1 filed on June 30, 2005, by Amendment No. 2 filed on July 27, 2005, by Amendment No. 3 filed on August 24, 2005, by Amendment No. 4 filed on September 20, 2005, by Amendment No. 5 filed on October 3, 2005, by Amendment No. 6 filed on October 5, 2005, by Amendment No. 7 filed on October 7, 2005 and by Amendment No. 8 filed on October 27, 2005.
(c)	Incorporated by reference to Form 8-K dated February 14, 2006 filed on February 14, 2006 (File No. 000-51588).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CBEYOND, INC.

By:	/S/ JAMES F. GEIGER
James F. Geiger Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JAMES F. GEIGER James F. Geiger	Chairman, President and Chief Executive Officer	March 16, 2007

/S/ J. ROBERT FUGATE J. Robert Fugate	Executive Vice President and Chief Financial Officer	March 16, 2007

/S/ HENRY C. LYON Henry C. Lyon	Chief Accounting Officer	March 16, 2007

/S/ JOHN CHAPPLE John Chapple	Director	March 16, 2007

/S/ DOUGLAS C. GRISSOM Douglas C. Grissom	Director	March 16, 2007

/S/ D. SCOTT LUTTRELL D. Scott Luttrell	Director	March 16, 2007

/S/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 16, 2007

/S/ DAVID A. ROGAN David A. Rogan	Director	March 16, 2007

/S/ ROBERT ROTHMAN Robert Rothman	Director	March 16, 2007