Form 10-Q
period 2007-03-31
CBEYOND, INC.
filed 2007-05-10
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 7, 2007
Common Stock, $0.01 par value	27,929,118

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	December 31, 2006	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$34,113	$29,305
Marketable securities	9,995	10,064
Accounts receivable from customers, net of allowance for doubtful accounts of $2,586 and $2,139, respectively	18,595	18,679
Prepaid expenses	4,046	5,454
Inventory	811	1,043
Other current assets	968	1,209

Total current assets	68,528	65,754

Property and equipment, net	72,790	79,219
Restricted cash equivalents and marketable securities	1,020	1,020
Other non-current assets	2,055	1,893

Total assets	$144,393	$147,886

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,538	$6,122
Accrued telecommunication costs	14,644	15,629
Deferred customer revenue	7,260	7,656
Other accrued liabilities	23,085	21,320
Capital lease obligations	98	—

Total current liabilities	52,625	50,727

Other non-current liabilities	660	627

Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized, 27,419 and 27,583 shares issued and outstanding	274	276
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Deferred stock compensation	(22)	(16)
Additional paid-in capital	238,852	241,535
Accumulated deficit	(147,996)	(145,263)

Total stockholders’ equity	91,108	96,532

Total liabilities and stockholders’ equity	$144,393	$147,886

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenue
Customer revenue	$46,459	$61,661
Terminating access revenue	1,119	1,365

Total revenue	47,578	63,026

Operating expenses:
Cost of service (exclusive of depreciation and amortization of $5,401 and $5,227, respectively, shown separately below)	14,998	18,779
Selling, general and administrative (exclusive of depreciation and amortization of $1,176 and $1,893, respectively, shown separately below)	26,177	34,293
Public offering expenses	—	2
Depreciation and amortization	6,577	7,120

Total operating expenses	47,752	60,194

Operating income (loss)	(174)	2,832
Other income (expense):
Interest income	390	608
Interest expense	(8)	(45)
Loss on disposal of property and equipment	(157)	(332)

Income before income taxes	51	3,063
Income tax expense	(31)	(330)

Net income	$20	$2,733

Net income per common share:
Basic	$—	$0.10

Diluted	$—	$0.09

Weighted average common shares outstanding:
Basic	26,631	27,485
Diluted	28,101	29,638

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance at December 31, 2006	27,419	$274	$238,852	$(22)	$(147,996)	$91,108
Exercise of stock options	164	2	856	—	—	858
Share-based compensation expense	—	—	1,755	6	—	1,761
Excess tax benefit from stock option exercises	—	—	72	—	—	72
Net and comprehensive income	—	—	—	—	2,733	2,733

Balance at March 31, 2007	27,583	$276	$241,535	$(16)	$(145,263)	$96,532

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements Of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Operating Activities:
Net income	$20	$2,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,577	7,120
Provision for doubtful accounts	814	510
Loss on disposal of property and equipment	157	332
Non-cash share-based compensation	782	2,105
Excess tax benefit relating to share-based payments	—	(72)
Changes in operating assets and liabilities:
Accounts receivable	(1,944)	(594)
Inventory	(648)	(232)
Prepaid expenses and other current assets	(1,128)	(1,649)
Other assets	286	162
Accounts payable	(4,022)	(1,416)
Other accrued expenses	952	(1,144)

Net cash provided by operating activities	1,846	7,855

Investing Activities:
Purchases of property and equipment	(11,011)	(13,426)
Decrease in restricted cash equivalents and marketable securities	405	—
Purchases of marketable securities	—	(30,059)
Redemption of marketable securities	7,175	29,990

Net cash used in investing activities	(3,431)	(13,495)

Financing Activities:
Repayment of capital leases	—	(98)
Excess tax benefit relating to share-based payments	—	72
Proceeds from exercise of stock options	438	858
Financing issuance costs	(144)	—

Net cash provided by financing activities	294	832

Net decrease in cash and cash equivalents	(1,291)	(4,808)
Cash and cash equivalents at beginning of period	27,752	34,113

Cash and cash equivalents at end of period	$26,461	$29,305

Supplemental disclosure:
Interest paid	$—	$29
Non-cash purchases of property and equipment	$—	$456

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc. was incorporated on March 28, 2000 in Delaware. Cbeyond, Inc. is a managed service provider that delivers integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of March 31, 2007, these services were provided in the metropolitan Atlanta, Dallas, Houston, Denver, Chicago, Los Angeles and San Diego areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month periods ended March 31, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.

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

Inventories

The Company states its inventories at the lower of cost or market. Inventories consist primarily of mobile handset devices and are accounted for using the first-in, first-out (FIFO) method. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of service.

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

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, the Company records any promotion as a reduction in revenue when earned by the customer. For promotions earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Accordingly, the Company recognizes the benefit of estimated breakage on customer promotions when such amounts are reasonably estimable.

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

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109), which requires companies to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax basis of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. SFAS No. 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company evaluates the realizability of its deferred income tax assets, primarily resulting from net operating loss carryforwards, and adjusts its valuation allowance, if necessary.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits to account for as a reduction to our opening balance of retained earnings on December 31, 2006, and as of March 31, 2007, the Company does not have any material unrecognized tax benefits.

The Company is currently using Regular and Alternative Minimum Tax (AMT) net operating losses to offset taxable income expected to be generated for the year. The Company has performed a study and determined that there is no limitation on the Company’s ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership occurring through September 13, 2006. Subsequent to this study, the Company facilitated a secondary offering of its common stock in October 2006. The effects of this offering and any other transactions subsequent to September 13, 2006 have not been formally evaluated as to their impact on the Company’s ability to utilize net operating loss carryforwards.

Beginning in 2007, the Company’s operations in Dallas and Houston, Texas are subject to a new state income tax, referred to as the Texas margin tax. This tax will substantially increase our state income tax liability. Through March 31, 2007, the Company has recognized approximately $160 in expense relating to this tax and estimates that the current year impact of this new margin tax will be approximately $700.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and, as of March 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The tax years 2003 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2002 may also be subject to examination.

Share-Based Compensation

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

Basic and Diluted Net Income Attributable to Common Stockholders per Common Share

        Basic net income attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net income attributable to common stockholders by the weighted-average common shares outstanding for the period. For the three months ended March 31, 2007, the Company reported net income, and accordingly considered the dilutive effect of shares and share-based instruments. For purposes of the calculation of diluted earnings per share for the three months ended March 31, 2007, an additional 2,153 shares were added to the denominator because they were dilutive for the period. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 428 for the three months ended March 31, 2007, as they were anti-dilutive.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force issued EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. The Company has historically presented and will continue to present universal service fund charges on a gross basis. For the quarters ended March 31, 2006 and 2007, such amounts totaled $954 and $1,158, respectively.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the requirements of SFAS 157 and has not yet determined the impact that its adoption will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (the fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently in the process of evaluating the impact that SFAS 159 will have on its consolidated financial statements and has not yet determined the impact, if any.

Note 3. Share-Based Compensation Plans

In November 2005, in connection with the Company’s initial public offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (Incentive Plan). All of the shares remaining for issuance under the 2002 Plan and the 2000 Plan were rolled into the Incentive Plan and no additional awards will be granted under either the 2002 Plan or the 2000 Plan. All awards granted under the 2002 Plan or 2000 Plan that expire without having been exercised or are cancelled, forfeited or repurchased will become available for grant under the Incentive Plan. The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights. The number of shares of common stock that may be issued can increase on January 1st of each year according to terms specified under the Incentive Plan. On January 1, 2007, the number of shares covered by the Incentive Plan increased by 851 shares. At March 31, 2007, the number of shares of common stock that may be issued pursuant to the Incentive Plan is 6,657, including 3,615 shares rolled over into the Incentive Plan from the 2002 Plan and the 2000 Plan. Substantially all of the options granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock will be determined by the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. Options expire 10 years after the grant date.

A summary of the status of the Incentive Plan, the 2002 Plan and the 2000 Plan is presented in the table below:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,635	$9.20
Granted	521	29.62
Exercised	(165)	5.23
Forfeited and expired	(84)	24.13

Outstanding, March 31, 2007	3,907	$11.77

Options exercisable, March 31, 2007	2,023	$6.44

During the three months ended March 31, 2007, the Company also issued 200 shares of restricted stock that vests over a four year period.

The fair value of options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2007
Risk-free interest rate	4.4%	4.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	58.4%	54.2%
Suboptimal exercise barrier	2.42	4.54

Management evaluates the appropriateness of its underlying assumptions each time it estimates the fair value of equity instruments requiring measurement under SFAS 123(R). To assist management in validating its assumptions, the Company periodically engages consultants, as it did in 2006, with relevant experience to assess and evaluate its assumptions.

The risk-free interest rate used in estimating the fair value of options is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. The Company also uses historical data, stratified into employee groups that exhibit similar behavior, to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. Through the first quarter of 2006, the Company stratified employees into four groups for these purposes. Beginning in the second quarter of 2006, the Company reduced its stratification to two employee groups because three of the previously stratified employee groups did not exhibit substantially different behavior over time and, accordingly, yielded similar valuations. Because Cbeyond is a recent public company and does not have enough of its own history to rely upon, expected volatility is based on historical volatilities experienced by companies considered representative of Cbeyond based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility has remained consistent over time, although the mix and weighting of representative volatilities have been refined periodically to ensure that the four primary categories are appropriately considered. Through the first quarter of 2006, the Company included certain indices, including a small cap index and a telecom index, as part of the representative group. Effective as of the second quarter of 2006, the Company refined its representative group and included only individual stocks in its volatility analysis. In reviewing the modifications to the development of its underlying valuation assumptions, the Company considered whether applying the refined assumptions would have had a material impact on recent valuations performed using the previous assumptions, noting that the effect on compensation expenses would not have resulted in a materially different amount.

Effective January 1, 2007, the Company began to offer a Company match of 50% of up to 3% of eligible compensation to all
401(k) plan participants as well as a Company contribution of 1.5% of eligible compensation to all active employees as of the annual matching date, June 30th. The Company match and contribution will both be funded in Company stock. The shares vest over time, and the employees may elect to sell the shares in order to shift the funds into other investments. The 401(k) plan contains a variety of diversified investment options for the employees. Although the match and contribution are provided in Company shares, Company shares are not an investment option otherwise, and the employees may not use their 401(k) to purchase additional Company shares. During the quarter ended March 31, 2007, the Company accrued $344 of share-based compensation expense relating to the match and contribution.

Note 4. Income Taxes

The provision for income taxes during the three months ended March 31, 2007 of $330 consists of $82 in estimated alternative minimum tax (AMT) and $248 of state income tax expected to be due for the first quarter, based on year-to-date income at the estimated effective tax rate for the year ending December 31, 2007. These amounts represent an estimated annual effective tax rate of 11.2% for the three months ended March 31, 2007 and are recorded in accordance with interim reporting requirements of SFAS 109 and APB opinion No. 28, Interim Financial Reporting. The AMT tax results from the ability to offset only 90% of AMT net operating losses against AMT taxable income. The AMT results in a credit that will be used to offset income taxes due in future periods, when and if the Company pays regular income tax.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits to account for as a reduction to the opening balance of retained earnings on December 31, 2006, and as of March 31, 2007, the Company does not have any material unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and as of March 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The tax years 2003 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2002 may also be subject to examination.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	December 31, 2006	March 31, 2007
Accrued bonus	$4,907	$2,168
Accrued other compensation and benefits	1,159	2,351
Accrued sales taxes	3,722	3,492
Accrued other taxes	4,329	3,914
Accrued professional fees	1,168	955
Deferred rent	4,916	5,383
Deferred installation revenue	750	745
Other accrued expenses	2,134	2,312

Total Other accrued liabilities	$23,085	$21,320

Note 6. Segment Information

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

At March 31, 2007, the operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and San Diego. Although the Detroit market has not yet entered its operating phase as of March 31, 2007, the pre-launch capital expenditures associated with building out the network infrastructure is disclosed for purposes of this segment disclosure. The balance of the Company’s operations is in its Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results.

Corporate costs are not allocated to the other segments because such costs are managed and controlled on a functional basis that spans all markets, with centralized, functional management held accountable for corporate results. Management also believes that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing geographic segment. Management does not report assets by segment since it manages assets and makes decisions on technology deployment and other investments on a company-wide rather than on a local market basis. The chief operating decision maker does not use segment assets in evaluating the performance of operating segments. As a result, management does not believe that segment asset disclosure is meaningful information to investors. In addition to segment results, the Company uses total adjusted EBITDA to assess the operating performance of the overall business. Because the chief operating decision maker primarily evaluates the performance of each segment on the basis of adjusted EBITDA, management believes that segment adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing the Company’s overall operations. Our chief operating decision maker also uses revenue to measure our operating results and assess performance, and both revenue and adjusted EBITDA are presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, the Company uses adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering expenses, gains relating to troubled debt restructuring and the early payoff of restructured debt, gain or loss on asset dispositions and other non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by the Company’s chief operating decision maker to assess and evaluate the performance of its business and its operating segments, both on a consolidated and on an individual basis.

The tables below present selected financial information about the Company’s reportable segments:

	Three Months Ended March 31,
	2006	2007
Revenue:
Atlanta	$14,863	$17,255
Dallas	11,901	14,328
Denver	13,769	15,548
Houston	5,217	8,608
Chicago	1,820	5,373
Los Angeles	8	1,842
San Diego	—	72

Total revenue	$47,578	$63,026

Adjusted EBITDA:
Atlanta	$8,640	$9,959
Dallas	5,278	6,888
Denver	7,346	8,811
Houston	1,120	3,375
Chicago	(1,081)	1,090
Los Angeles	(1,029)	(877)
San Diego	—	(1,233)
Corporate	(13,089)	(15,954)

Total Adjusted EBITDA	$7,185	$12,059

Operating income (loss):
Atlanta	$7,173	$8,859
Dallas	3,900	5,804
Denver	6,077	7,739
Houston	538	2,558
Chicago	(1,382)	536
Los Angeles	(1,029)	(1,188)
San Diego	—	(1,324)
Corporate	(15,451)	(20,152)

Total operating income (loss)	$(174)	$2,832

Depreciation and amortization expense:
Atlanta	$1,467	$1,073
Dallas	1,378	1,056
Denver	1,269	1,046
Houston	582	790
Chicago	301	523
Los Angeles	—	291
San Diego	—	80
Corporate	1,580	2,261

Total depreciation and amortization	$6,577	$7,120

	Three Months Ended March 31,
	2006	2007
Capital expenditures:
Atlanta	$1,396	$1,464
Dallas	2,482	2,149
Denver	1,747	394
Houston	1,217	1,149
Chicago	745	1,166
Los Angeles	847	854
San Diego	—	1,067
Detroit	—	1,379
Corporate	2,577	4,260

Total capital expenditures	$11,011	$13,882

	Three Months Ended March 31,
	2006	2007
Reconciliation of Adjusted EBITDA to net income:
Total Adjusted EBITDA for reportable segments	$7,185	$12,059
Depreciation and amortization	(6,577)	(7,120)
Non-cash share-based compensation	(782)	(2,105)
Public offering expense	—	(2)
Interest income	390	608
Interest expense	(8)	(45)
Loss on disposal of property and equipment	(157)	(332)
Income tax expense	(31)	(330)

Net income	$20	$2,733

Note 7. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (the “FCC”) issued its Triennial Review Remand Order (the “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (ILECs) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within such wire centers. In addition, certain caps are imposed regarding the number of unbundled network element (UNE) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

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

Beginning on March 11, 2005, the Company began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. The Company continues to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the quarter ended March 31, 2007 approximately $64 of TRRO expenses accrued from March 11, 2005 to March 31, 2005 passed the statutory back billing limit and were reversed as a benefit to cost of service.

The Company estimated the probable liability for implementation of the provisions of the TRRO and accrued approximately $4,400 and $5,027 as of December 31, 2006 and March 31, 2007, respectively, for these liabilities. Due to the TRRO provisions, $800 and $620 was charged to cost of service in the periods ended March 31, 2006 and 2007, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which the Company is subject based on its experience and its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

Georgia Regulatory Ruling

In February 2006, the Georgia Public Service Commission (the “PSC”) ordered a rate increase for the lease of unbundled network elements provided by BellSouth. The increased rates were applicable both prospectively and retroactively to June 2003. The Company estimated and accrued approximately $1,471 through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in the fourth quarter of 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively. As of March 31, 2007, the Company continues to negotiate the final settlement of the retroactive payment due and believes the recorded accrual represents management’s best estimate of the ultimate settlement of this matter.

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

Overview

        We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in selected large metropolitan areas. We provide these services through bundled packages of local and long distance voice services, broadband Internet services and mobile services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of one, two or three years. We currently operate in Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and San Diego.

We sell three integrated packages of services, primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. Customers may also choose to add extra features or lines for an additional fee. Beginning in the first quarter of 2006, we started offering mobile services, which are integrated with our existing landline services.

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

We compete primarily against incumbent local exchange carriers and, to a lesser extent, against competitive local exchange carriers, both of which are local telephone companies. Local telephone companies do not generally have the same focus on our target market and principally concentrate on medium or large enterprises or residential customers. In addition, cable television providers have announced their intention to serve the small and medium business market with telephone service, in addition to high speed Internet access and video. To date, we have not experienced significant competition from cable television providers and do not believe that they intend to offer the breadth of services and applications that our customers purchase from us. We compete primarily based on our high-value bundled services that bring many of the same managed services to our customers that have historically been available only to large businesses, as well as based on our customer care, network reliability and operational efficiencies.

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our service first in Atlanta in April 2001, followed by Dallas in October 2001 and Denver in January 2002. During the remainder of 2002 and in 2003, we focused on building our customer bases in these markets. As a result of our progress, we decided to launch our service in additional markets. We launched our service in Houston in March 2004, Chicago in March 2005, Los Angeles in March 2006 and San Diego in January 2007. We plan to expand into three new markets by the end of 2007, including San Diego, Detroit in the third quarter and the San Francisco Bay Area in the fourth quarter. In future years, we generally expect to continue opening three new markets per year until we have established operations in the largest 25 markets.

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering expenses, gains related to our troubled debt restructuring and our early payoff of the restructured debt, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a geographic segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

We seek to achieve positive adjusted EBITDA, excluding corporate overhead, in our new markets approximately 18 months from launch. We first achieved positive adjusted EBITDA in Atlanta, Dallas, Denver, Houston and Chicago within the targeted timeframe. Whether we achieve positive adjusted EBITDA in new markets within the same timeframe depends on a number of factors, including the local pricing environment, the competitive landscape, our costs to obtain unbundled network elements, or UNEs, from the local telephone company in each market, including elements such as loops, dedicated transport, local voice termination and operational support systems and the intensity of our sales and marketing efforts. We divide our business into seven operating segments: Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and San Diego.

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

Revenue

        The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-14 local voice lines, or generally 30 or fewer employees. We also sell subscriptions of BeyondVoice II to customers with 15-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second), commonly known as a DS-1 connection. BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps, commonly known as a DS-3 connection. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of March 31, 2007, approximately 84.7% of our customer base has BeyondVoice I, 14.3% has BeyondVoice II, and 1.0% has BeyondVoice III.

Average monthly revenue per customer location was $744 for the quarter ended March 31, 2007, as compared to average monthly revenue per customer location of $742 for the prior quarter ended December 31, 2006. Average monthly revenue per customer location is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that may generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately as increased revenue from our mobile service and other value-added applications offsets other factors that tend to decrease average revenue per customer location. Customer revenues represented approximately 97.6% and 97.8% of total revenues for the first three months of 2006 and 2007, respectively. Revenues from access charges paid to us by other communications companies to terminate calls to our customers represented approximately 2.4% and 2.2% of revenues for the first three months of 2006 and 2007, respectively.

Expenses

Cost of Service. Our cost of service represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, colocation rents and other facility costs, and telecommunications-related taxes and fees, and, beginning in 2006, the cost of mobile handsets. The primary component of cost of service is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a colocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of service across our markets. Although our mobile services do not currently constitute a principal component of our cost of service, we expect that as our mobile services increase over time, they will represent a larger component of our cost of service.

As a result of the Triennial Review Remand Order, or TRRO, we are required to lease circuits under special access, or retail, rates in locations that are deemed to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see “Results of Operations—Revenue and Cost of Service.”

Where permitted by regulation, we lease our access circuits on a wholesale basis as UNE loops or extended enhanced links as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ UNE loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a colocation, and we use extended enhanced links when we do not have a central office colocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using UNE loops and half using extended enhanced links, although the impact of the TRRO has reduced our usage of the T-1 transport portion of extended enhanced links and resulted in the conversion of a majority of the previously installed T-1 transport to DS-3 transport. Our monthly expenses are significantly less when using UNE loops than extended enhanced links, but UNE loops require us to incur the capital expenditures of central office colocation equipment. Both UNE loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office colocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several colocations and add additional colocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

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

        Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections and legal and accounting functions. In addition, share-based compensation expense is included in selling, general and administrative expense, although it is not recorded as part of adjusted EBITDA. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include salaries and office rents. Variable selling costs include commissions and marketing collateral. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As we expand into new markets, certain fixed costs are likely to increase; however, these increases are intermittent and not proportional with the growth of customers.

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

Interest Expense (Net). Interest expense (net) consists mainly of commitment fees under our Bank of America line of credit, interest income earned on cash and cash equivalents, marketable securities and restricted investments.

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

Income Tax Expense. We have recorded alternative minimum taxes at an estimated annual effective tax rate of 2.8% for the three months ended March 31, 2007 in accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting. In May 2006, the Texas Legislature enacted reforms of the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas margin tax, which was effective beginning January 1, 2007. The Texas margin tax has been interpreted to be an income tax for accounting purposes and is expected to increase our annual state income tax expense by approximately $0.7 million in 2007. Aside from the Texas margin tax, we anticipate paying minimal income taxes over the next several years due primarily to our net operating loss carryforwards.

We have applied a full valuation allowance against our net deferred tax asset of approximately $33.5 million as of December 31, 2006 and continue to apply a full valuation allowance as of March 31, 2007. The majority of our deferred tax asset relates to net operating loss carryforwards. We reassess the appropriateness of our valuation allowance periodically as circumstances warrant, including at March 31, 2007. Our conclusion to continue to record a full valuation allowance is based on our recent cumulative book and tax loss history, after excluding the gain related to the early payoff of debt, and the uncertainty of future taxable income due to, among other items, risks of accelerating the opening of new markets, industry consolidation and its effect on regulation and competition, the potential for rapid technological changes, and the highly competitive environment in which we operate in general.

Results of Operations

Revenue and Cost of Service (Dollar amounts in thousands)

	March 31, 2006		March 31, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Revenue:
Customer revenue	$46,459	97.6%	$61,661	97.8%	$15,202	32.7%
Terminating access revenue	1,119	2.4%	1,365	2.2%	246	22.0%

Total revenue	47,578		63,026		15,448	32.5%

Cost of service (exclusive of depreciation and amortization):
Circuit access fees	7,690	16.2%	8,482	13.5%	792	10.3%
Other costs of service	7,644	16.1%	11,195	17.8%	3,551	46.5%
Service credits and performance penalties	(336)	(0.7)%	(898)	(1.4)%	(562)	167.3%

Total cost of service	14,998	31.5%	18,779	29.8%	3,781	25.2%

Gross margin (exclusive of depreciation and amortization):	$32,580	68.5%	$44,247	70.2%	11,667	35.8%

Customer data:
Locations at period end	21,909		29,166		7,527	33.1%

Average revenue per unit (three months)	$751		$744		$(7)	(0.9)%

Revenue. Revenue increased 32.5% for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in revenue resulted primarily from the 33.1% increase in customers from March 31, 2006 to March 31, 2007. Average monthly revenue per customer location declined by 0.9%, from the three months ended March 31, 2006 to the three months ended March 31, 2007, largely due to increased levels of customers under three year contracts at lower price points and competitive pricing pressure on new contracts and contract renewals. We expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately as increased revenue from our mobile service and other value-added applications offsets other factors that tend to decrease average revenue per customer location. Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the three month comparison period and grew substantially slower than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. Our principal segment contributions to the increase in revenue in the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006 were $2.4 million from Atlanta, $2.4 million from Dallas, $1.8 million from Denver, $3.4 million from Houston, $3.6 million from Chicago, $1.8 million from Los Angeles and $0.1 million from San Diego which was launched in January 2007.

Cost of Service. Cost of service increased 25.2%, for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The increase in cost of service was largely attributable to the 33.1% increase in the number of customers from March 31, 2006 to March 31, 2007. As a percentage of total revenue, cost of service decreased from 31.5% in the three months ended March 31, 2006 to 29.8% in the three months ended March 31, 2007. This decrease relates primarily to the impact of continued network optimization efforts that began in the second quarter of 2006.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of colocation to our equipment located at our customers’ premises, represented the largest component of cost of service. The increase in circuit access fees between the three month periods is a direct result of the increase in the number of customers as well as a rise in circuit access fees due to the impact of the TRRO (described below).

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees, and, beginning in 2006, the costs of mobile handsets. As a percent of revenue, other costs of service increased for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 primarily due to the impact of our network optimization activities and the impact of our mobile service offering. Our network optimization activities involve changes in network architecture to improve efficiency or reduce costs related to the TRRO (described below). Although our mobile services do not currently constitute a principal component of our cost of service, we expect that as our mobile services increase over time, they will represent a larger component of our cost of service.

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

The rates charged by ILECs for our high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15%, effective for one year until March 2006. In addition, by March 10, 2006, we were required by the FCC’s new rules to transition these existing facilities to alternative arrangements, such as other competitive facilities or to other wholesale arrangements offered by the ILECs (e.g., special access services) or other negotiated rates with ILECs. Subject to any contractual protections under our existing interconnection agreements with ILECs or amendments to such agreements, beginning March 11, 2005, new circuits that were added were subject to the ILECs’ higher “special access” pricing. New circuits include any new installations of DS-1 loops and/or DS-1 and DS-3 transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the period ended March 31, 2007 approximately $0.1 million of TRRO expenses accrued from March 11, 2005 through March 31, 2005 passed the statutory back billing limit and were reversed as a benefit to cost of service.

        We estimated the probable liability for implementation of the provisions of the TRRO and have accrued approximately $4.4 million and $5.0 million as of December 31, 2006 and March 31, 2007, respectively, for these liabilities. Due to the TRRO provisions, $0.8 million and $0.6 million was charged to cost of service in the periods ended March 31, 2006 and 2007, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

Certain aspects of the new FCC rules are subject to ongoing court challenges and the implementation of the new FCC rules is subject to multiple interpretations. We cannot predict the results of future court rulings, how the FCC may respond to any such rulings or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions.

Transport charges have increased as a percentage of revenue from 3.1% to 4.3% for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 as a result of changes made to our network architecture via a network optimization project to mitigate the increases in transport circuit costs resulting from the TRRO. We recorded $0.8 million in installation expenses from network architecture changes associated with the TRRO during the quarter ended March 31, 2006 and an additional $0.2 million for additional network optimization efforts inspired by the TRRO-related project. The network optimization project undertaken in response to the TRRO was completed in the quarter ended June 30, 2006. However, additional network optimization efforts continue. We recorded $0.4 million in installation expenses resulting from network optimization efforts during the quarter ended March 31, 2007 and believe that these network optimization efforts will be an ongoing part of our business in future periods, although they may not result in significant installation expenses in each period.

Selling, General and Administrative (Dollar amounts in thousands)

	March 31, 2006		March 31, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Selling, general and administrative (exclusive of depreciation and amortization);
Salaries, wages and benefits (excluding share-based compensation)	$16,616	34.9%	$20,877	33.1%	$4,261	25.6%
Share-based compensation	781	1.6%	2,105	3.3%	1,324	169.5%
Marketing costs	286	0.6%	497	0.8%	211	73.8%
Other selling, general and administrative	8,494	17.9%	10,814	17.2%	2,320	27.3%

Total SG&A	$26,177	55.0%	$34,293	54.4%	8,116	31.0%

Other data:
Employees	774		985		211	27.3%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased at a slower rate than our revenue or customers for the three month period ended March 31, 2007 as evidenced by its decline as a percentage of revenue from 55.0% in the three months ended March 31, 2006 to 54.4% in the three months ended March 31, 2007. This trend includes a $1.3 million increase in share-based compensation between periods to $2.1 million for the three months ended March 31, 2007. We expect selling, general and administrative costs to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in these expenses.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods.

Marketing costs, including advertising, increased in absolute dollars but decreased as a percent of revenues. Our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase in this category of costs is primarily due to the addition of new operations needed to keep pace with the growth in customers and professional fees associated with a heightened level of regulatory activity. As a percentage of revenue, other selling, general and administrative costs decreased for the three month period ended March 31, 2007 when compared to the comparable period of 2006 due to realizing efficiencies from achieving economies of scale. We expect this positive trend to continue.

Depreciation and Amortization (Dollar amounts in thousands)

	March 31, 2006		March 31, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Depreciation and amortization	$6,577	13.8%	$7,120	11.3%	543	8.3%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.5 million between the three month periods ended March 31, 2006 and 2007, respectively. Depreciation and amortization expense increased because new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated. The increase in depreciation and amortization expense was primarily due to increased capital expenditures to support additional markets and customer growth.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	March 31, 2006		March 31, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Interest income	$390	0.8%	$608	1.0%	$218	55.9%
Interest expense	(8)	0.0%	(45)	(0.1)%	(37)	nm
Loss on disposal of assets	(157)	(0.3)%	(332)	(0.5)%	(175)	111.5%
Income tax expense	(31)	(0.1)%	(330)	(0.5)%	(299)	nm

Total	$194	0.4%	$(99)	(0.2)%	(293)	(151.0)%

Interest Income. Interest income increased for the three month period ended March 31, 2007 as a result of higher cash and investment balances as well as higher interest rates over the three month period ended March 31, 2006.

Interest Expense. Interest expense for the first three months in 2006 and 2007 relates primarily to commitment fees under our revolving credit facility with Bank of America. Interest expense increased slightly for the three month period ended March 31, 2007 from the three month period ended March 31, 2006 as the credit facility was not outstanding for all of the first quarter of 2006.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment increased for the three month period ended March 31, 2007 compared to March 31, 2006. Our loss principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows, and the write-off certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Income tax expense. Income tax expense increased $0.3 million for the three month period ended March 31, 2007 compared to the three month period ended March 31, 2006 due to alternative minimum tax (AMT) requirements and state income tax expense. As noted above, effective as of 2007, our state income tax expense has increased substantially due to a new taxing regime in Texas.

Net Income. Net income increased $2.7 million for the three month period ended March 31, 2007 from the three month period ended March 31, 2006. The improved results arose primarily from increases in revenues exceeding increases in selling, general and administrative expenses and depreciation and amortization expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to the Condensed Consolidated Financial Statements. At March 31, 2007, our operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and San Diego. In addition, the Company began recording capital expenditures in Detroit, which is expected to become an operating segment in the quarter ended September 30, 2007. The balance of our operations is in our Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. Our corporate group is treated as a separate segment consistent with the manner in which we monitor and analyze our financial results. We do not allocate these Corporate costs to the other segments because these costs are managed and controlled on a centralized, functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. We do not report assets by segment since we manage our assets and make decisions on technology deployment and other investments on a company-wide rather than a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of our operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors.

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

Other public companies may define adjusted EBITDA in a different manner or present varying financial measures. Accordingly, adjusted EBITDA as presented herein may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is also not directly comparable to EBIT (earnings before interest and taxes) or EBITDA. Adjusted EBITDA, while management believes provides useful information, should not be considered in isolation or as an alternative to other financial measures determined under GAAP, such as operating income or loss.

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

We record costs in our markets prior to launching service to customers. We launched service in Atlanta in April 2001, in Dallas in September 2001, in Denver in January 2002, in Houston in March 2004, in Chicago in March 2005, in Los Angeles in March 2006, and San Diego in January 2007. We attained positive adjusted EBITDA in Atlanta, Dallas, Denver, Houston and Chicago within 18 months from launch. We plan to commence operations in Detroit in the third quarter of 2007 and the San Francisco Bay Area in the fourth quarter of 2007.

Liquidity and Capital Resources (Dollar amounts in thousands)

	Three Months Ended March 31,		Change from Previous Period
	2006	2007	Dollars	Percent
Cash Flows:
Provided by operating activities	$1,846	$7,855	$6,009	325.5%
Used in investing activities	(3,431)	(13,495)	(10,064)	(293.3)%
Provided by financing activities	294	832	538	183.0%
Net decrease in cash and cash equivalents	$(1,291)	$(4,808)	$(3,517)	(272.4)%

Overview. We commenced operations in 2001. Until 2004, we funded our operations primarily through issuance of an aggregate of $120.8 million in equity securities and borrowings under a line of credit facility established with Cisco Capital, used principally to purchase property and equipment from Cisco Systems. In 2004, we recorded positive cash flow from operating activities for the first time. We raised $17.0 million from issuance of equity securities in December 2004 and another approximately $65.0 million of net proceeds from our initial public offering in November 2005. Total outstanding borrowings, of $64.3 million, which were all with Cisco Capital, were repaid in November 2005 with proceeds from our initial public offering, and the credit facility was terminated. Since our initial public offering in November 2005, we have continued to expand organically into new markets and offer new applications, fully funded by cash on hand plus cash generated from operating activities.

Cash Flows From Operations. The increase in cash provided by operating activities of $6.0 million from the three months ended March 31, 2006 to the three months ended March 31, 2007 is primarily comprised of an increase in net income of $2.7 million, an increase of $2.6 million in accounts payable, an increase of $1.4 million from accounts receivable and an increase of $1.3 million in non-cash share-based compensation expense. These increases in cash flow from operations were offset primarily by a decrease of $2.1 million in other accrued expenses.

        Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs, and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $11.0 million and $13.4 million for the three months ended March 31, 2006 and 2007, respectively. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $50 million to $55 million in 2007. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

We typically invest excess cash balances in the marketable securities of highly-rated commercial paper. We periodically redeem our marketable securities in order to transfer the funds into other operating and investing activities. We experienced a net decrease of $7.2 million from purchases and redemptions of marketable securities in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $0.8 million for the three months ended March 31, 2007 compared to $0.3 million in the three months ended March 31, 2006. The principal component of the change in cash flow provided by financing activities in the three months ended March 31, 2007 is due to the increase of proceeds from the exercise of stock options of $0.4 million.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan. We plan to expand into three new markets by the end of 2007, including San Diego, Detroit in the third quarter, and the San Francisco Bay Area in the fourth quarter. In future years we generally expect to continue opening three new markets per year until we have established operations in the largest 25 markets. Our long term cash requirements include the capital necessary to fund this next phase of our market expansion. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to the additional markets that we plan to launch over the next three years. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand to cover projected cash needs.

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The following description of the Line of Credit briefly summarizes the facility’s terms and conditions that are material to us. As of March 31, 2007, there were no amounts drawn on the line of credit.

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

Covenants and Other Matters. The revolving line of credit requires us to comply with certain financial covenants, including minimum consolidated adjusted EBITDA, minimum leverage ratio, as determined by our debt divided by adjusted EBITDA, and maximum capital expenditures.

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

Revenue derived from customer installation and activation, which represented less than 1.0% of total revenues in the three months ended March 31, 2006 and 2007, is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Most of our customers enter a three year contract with us. Accordingly, we do not have sufficient experience to estimate whether the average customer life will in fact exceed the term of the customer contract and use the shorter contract period for purposes of amortizing revenues and costs from customer installation and activation. Related installation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized. Mobile handset revenue is recognized at the time of shipment. Contractual termination fees are billed to the customer, but revenue from these fees is not recognized until payment is received.

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

As of March 31, 2007, total unrecognized compensation cost related to non-vested awards totals approximately $24.6 million and is expected to be recognized over a weighted-average period of 2.13 years.

We evaluate the appropriateness of the underlying assumptions each time we estimate the fair value of equity instruments requiring measurement under SFAS 123(R). To assist us in validating our assumptions, we periodically engage consultants, as we did in 2006, with relevant experience to assess and evaluate our assumptions.

The risk-free interest rate used in estimating the fair value of options is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. We also use historical data, stratified into employee groups that exhibit similar behavior, to estimate the term that options are expected to be outstanding and the forfeiture rate of options granted. Through the first quarter of 2006, we stratified employees into four groups for these purposes. Beginning in the second quarter of 2006, we reduced our stratification to two employee groups because three of the previously stratified employee groups did not exhibit substantially different behavior over time and, accordingly, yield similar valuations. Because we are a recently public company and therefore do not have our own volatility history to rely upon, expected volatility is based on historical volatilities experienced by companies considered representative of us based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility has remained consistent over time, although the mix and weighting of representative volatilities have been refined periodically to ensure that the four primary categories are appropriately considered. Through the first quarter of 2006, we included certain indices, including a small cap index and a telecom index, as part of the representative group. Effective as of the second quarter of 2006, we refined our representative group and included only individual stocks in our volatility analysis. In reviewing the modifications to the development of our underlying valuation assumptions, we considered whether applying the refined assumptions would have had a material impact on recent valuations performed using the previous assumptions, noting that the effect on compensation expenses would not have resulted in a materially different amount.

Through 2006, we granted only stock options to our employees. Beginning in 2007, we expanded our share-based compensation to include grants of restricted shares as well as a 401(k) match and contribution to be paid in Company stock.

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

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At March 31, 2007, all investments were in short-term commercial paper and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

Item 4.	CONTROLS AND PROCEDURES

Effectiveness of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor incorporates material changes from the risk factors previously disclosed in the Form 10-K filed on March 16, 2007.

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

Our rights of access to the facilities of local telephone companies may also change as a result of future regulatory decisions, including forbearance petitions as well as court decisions. Although AT&T is prevented by merger conditions placed on it by the FCC from filing forbearance petitions related to UNE availability until at least mid-2010, Qwest is under no such restriction and in fact filed a forbearance petition with the FCC on April 27, 2007 seeking to escape unbundling requirements in Denver, Colorado, where we do business. Should this petition be granted in whole or in part, our access to UNE availability in Denver would be diminished. This has the potential to lower our margins in Denver.

        Although we expect that we will continue to be able to obtain T-1 connections for our customers, we may not be able to do so at current prices. The pricing for the majority of the T-1 connections we use is established by state regulatory commissions and, from time to time, this pricing is reviewed and the state commission decisions are subject to appeal. If our right to obtain these connections at regulated prices based on incremental costs is further impaired, we will need either to negotiate new commercial arrangements with the local telephone companies to obtain the connections, perhaps at unfavorable rates and conditions, or to obtain other means of providing connections to our customers, which may be expensive and require a long timeframe to implement, either of which may cause us to exit such affected markets and decrease our customer base and revenues.

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

No matters were submitted to a vote of security holders during the first quarter of 2007.

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

Date: May 10, 2007

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