Form 10-Q/A
period 2007-03-31
CBEYOND, INC.
filed 2007-05-25
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A for the three months ended March 31, 2007 (the “Amendment”) is filed solely to include in Exhibits 31.1 and 31.2 a reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting. Due to an administrative oversight, this reference was inadvertently omitted from Exhibits 31.1 and 31.2 as filed on May 10, 2007 with the Quarterly Report on Form 10-Q for the three months ended March 31, 2007 (the “Original Filing”). Each certification, as corrected by this Amendment, was true and correct as of the date of the Original Filing. No modification or update is otherwise made to any other disclosures or exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

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

Date: May 25, 2007

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