Form 10-Q
period 2007-06-30
CBEYOND, INC.
filed 2007-08-07
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer  ☐     Accelerated Filer  ☒    Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 3, 2007
Common Stock, $0.01 par value	28,087,068

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	December 31, 2006	June 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$34,113	$51,170
Marketable securities	9,995	—
Accounts receivable, gross	21,181	23,105
Less: Allowance for doubtful accounts	(2,586)	(1,926)

Accounts receivable, net	18,595	21,179
Prepaid expenses	4,046	5,180
Inventory	811	1,133
Other assets	968	1,125

Total current assets	68,528	79,787

Property and equipment, gross	181,938	207,239
Less: Accumulated depreciation	(109,148)	(123,025)

Property and equipment, net	72,790	84,214
Restricted cash equivalents	1,020	1,020
Other non-current assets	2,055	1,225

Total assets	$144,393	$166,246

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,538	$11,734
Accrued telecommunications costs	14,644	16,421
Deferred customer revenue	7,260	8,176
Other accrued liabilities	23,085	25,711
Current portion of capital lease obligations	98	—

Total current liabilities	52,625	62,042

Other non-current liabilities	660	613

Stockholders’ equity:

Common stock, $0.01 par value; 50,000 shares authorized; 27,419 and 27,839 shares issued and outstanding, respectively	274	278
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Deferred stock compensation	(22)	(11)
Additional paid-in capital	238,852	245,695
Accumulated deficit	(147,996)	(142,371)

Total stockholders’ equity	91,108	103,591

Total liabilities and stockholders’ equity	$144,393	$166,246

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
Revenue
Customer revenue	$97,398	$127,805	$50,939	$66,144
Terminating access revenue	2,714	2,936	1,595	1,571

Total revenue	100,112	130,741	52,534	67,715

Operating expenses:
Cost of service (exclusive of depreciation and amortization of $10,938, $10,536, $5,537 and $5,309, respectively, shown separately below)	31,251	38,942	16,253	20,163
Selling, general and administrative (exclusive of depreciation and amortization of $2,503, $4,141, $1,327 and $2,248, respectively, shown separately below)	54,329	71,720	28,152	37,427
Public offering expenses	—	2	—	—
Depreciation and amortization	13,441	14,677	6,864	7,557

Total operating expenses	99,021	125,341	51,269	65,147

Operating income	1,091	5,400	1,265	2,568

Other income (expense):
Interest income	799	1,263	409	655
Interest expense	(46)	(93)	(38)	(48)
Loss on disposal of property and equipment	(293)	(575)	(136)	(243)

Income before income taxes	1,551	5,995	1,500	2,932
Income tax expense	(125)	(370)	(94)	(40)

Net income	$1,426	$5,625	$1,406	$2,892

Net income per common share:
Basic	$0.05	$0.20	$0.05	$0.10

Diluted	$0.05	$0.19	$0.05	$0.10

Weighted average common shares outstanding:
Basic	26,696	27,606	26,760	27,725
Diluted	27,779	29,779	28,028	29,914

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital			Total Stockholders’ Equity
	Shares	Par Value		Defferred Compensation	Accumulated Deficit
Balance at December 31, 2006	27,419	$274	$238,852	$(22)	$(147,996)	$91,108
Exercise of stock options	420	4	2,651	—	—	2,655
Share-based compensation expense	—	—	3,821	11	—	3,832
Excess tax benefit from stock option exercises	—	—	371	—	—	371
Net and comprehensive income	—	—	—	—	5,625	5,625

Balance at June 30, 2007	27,839	$278	$245,695	$(11)	$(142,371)	$103,591

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months June Ended 30,
	2006	2007
Operating Activities:
Net income	$1,426	$5,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,441	14,677
Provision for doubtful accounts	1,535	1,423
Loss on disposal of property and equipment	293	575
Non-cash share-based compensation	2,046	4,591
Excess tax benefit relating to share-based payments	—	(371)
Changes in operating assets and liabilities:
Accounts receivable	(5,043)	(4,007)
Inventory	(320)	(322)
Prepaid expenses and other current assets	(1,221)	(1,291)
Other assets	612	830
Accounts payable	(4,299)	4,196
Other accrued expenses	6,256	3,537

Net cash provided by operating activities	14,726	29,463

Investing Activities:
Purchases of property and equipment	(22,545)	(25,329)
Decrease in restricted cash equivalents and marketable securities	325	—
Purchases of marketable securities	—	(44,993)
Proceeds on disposal of fixed assets	6	—
Redemption of marketable securities	7,170	54,988

Net cash used in investing activities	(15,044)	(15,334)

Financing Activities:
Repayment of capital leases	(187)	(98)
Excess tax benefit relating to share-based payments	40	371
Proceeds from exercise of stock options	1,868	2,655
Financing issuance costs	(148)	—

Net cash provided by financing activities	1,573	2,928

Net increase in cash and cash equivalents	1,255	17,057
Cash and cash equivalents at beginning of period	27,752	34,113

Cash and cash equivalents at end of period	$29,007	$51,170

Supplemental disclosure:
Interest paid	$100	$60
Non-cash purchases of property and equipment	$—	$1,355

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc. was incorporated on March 28, 2000 in Delaware. Cbeyond, Inc. is a managed service provider that delivers integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of June 30, 2007, these services were provided in the metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and San Diego areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended June 30, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.

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

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-09). In accordance with these pronouncements, the Company records any promotion as a reduction in revenue when earned by the customer. For promotions earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Accordingly, the Company recognizes the benefit of estimated breakage on customer promotions when such amounts are reasonably estimable.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based upon the amount the Company ultimately expects to collect from customers and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are written off against the allowance upon disconnection of the customers’ service, at which time the accounts are deemed to be uncollectible. Generally, customer accounts are considered delinquent and the service disconnection process begins when they are sixty days in arrears.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits to account for as a reduction to our opening balance of retained earnings on December 31, 2006, and as of June 30, 2007, the Company does not have any material unrecognized tax benefits.

The Company is currently using Regular and Alternative Minimum Tax (AMT) net operating losses to offset taxable income expected to be generated for the year. The Company performed a study and concluded that there is no limitation on the Company’s ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership occurring through September 13, 2006. Subsequent to this study, the Company facilitated a secondary offering of its common stock in October 2006. The effects of this offering and any other transactions subsequent to September 13, 2006 have not been formally evaluated as to their impact on the Company’s ability to utilize net operating loss carryforwards.

Beginning in 2007, the Company’s operations in Dallas and Houston became subject to a new state income tax, referred to as the Texas Margin Tax. The Company currently estimates that the 2007 impact of the Texas Margin Tax will be approximately $160, which is a reduction from the estimate used in determining income tax expense for the three months ended March 31, 2007. This reduction relates to gaining further clarity on the application of the new tax, as well as a legislation driven change that allowed for the exclusion of the Company’s Texas business activity through June 30, 2007.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and, as of June 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The tax years 2003 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2002 may also be subject to examination.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires companies to measure all share-based awards at fair value on the date of grant and recognize the cost over the requisite service period for the awards expected to vest.

Basic and Diluted Net Income per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average common shares outstanding for the period. For the three and six months ended June 30, 2007, the Company reported net income, and accordingly considered the dilutive effect of shares and share-based instruments. For purposes of the calculation of diluted earnings per share for the three and six months ended June 30, 2007, an additional 2,189 and 2,173 shares, respectively, were added to the denominator because they were dilutive for the period. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 612 and 565 for the three and six months ended June 30, 2007, respectively, as they were anti-dilutive.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force issued EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. The Company has historically presented and will continue to present universal service fund charges on a gross basis. Such amounts totaled $1,069 and $2,023, respectively, for the three and six months ended June 30, 2006 and $1,444 and $2,602, respectively, for the three and six months ended June 30, 2007.

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

Note 3. Share-Based Compensation Plans

In November 2005, in connection with the Company’s initial public offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (Incentive Plan). The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights. The number of shares of common stock that may be issued can increase on January 1st of each year according to terms specified under the Incentive Plan. On January 1, 2007, the number of shares covered by the Incentive Plan increased by 851 shares. At June 30, 2007, the number of shares of common stock that may be issued pursuant to the Incentive Plan is 6,657, including 3,615 shares rolled over into the Incentive Plan from the Company’s previous stock incentive plans. Substantially all of the options granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock is determined by the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. Beginning in 2007, the Company’s policy defines the grant date as the second day following the quarterly earnings release for previously approved standard option grants. Options expire 10 years after the grant date.

A summary of the status of and activity under the Company’s stock incentive plans is presented in the table below:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,635	$9.20

Granted	618	30.42
Exercised	(420)	6.28
Forfeited and expired	(113)	24.11

Outstanding, June 30, 2007	3,720	$12.60

Options exercisable, June 30, 2007	1,850	$6.76

During the six months ended June 30, 2007, the Company also issued shares of restricted stock that generally vest over a four year period.

Restricted Stock Units
Outstanding, January 1, 2007	0

Granted	219
Vested	(1)
Forfeited and expired	(5)

Outstanding, June 30, 2007	213

The fair value of options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2006	2007
Risk-free interest rate	4.6%	4.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	62.4%	50.9%
Suboptimal exercise barrier	2.81	4.16

Management evaluates the appropriateness of its underlying assumptions each time it estimates the fair value of equity instruments requiring measurement under SFAS 123(R). To assist management in validating its assumptions, the Company periodically engages consultants with relevant experience to assess and evaluate its assumptions.

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

Effective January 1, 2007, the Company began to match 50% of contributions up to 3% of eligible compensation to all 401(k) plan participants as well as a Company contribution of 1.5% of eligible compensation to all active employees as of the end of the 401(k) plan year, June 30. The Company match and contribution are both funded in Company stock subsequent to the 401(k) plan year-end. The Company contribution vests over time; however, the employees may elect to sell the shares in order to diversify their investments. Although the match and contribution are provided in Company shares, Company shares are not an investment option otherwise, and the employees may not use their 401(k) to purchase additional Company shares. During the three and six months ended June 30, 2007, the Company accrued $415 and $759, respectively, of share-based compensation expense relating to the match and contribution. As of the last day of the 401(k) plan year, the Company’s contribution relating to the six months ended June 30, 2007 became fixed based on the active 401(k) plan participants as of the end of the plan year. Accordingly, the Company contributed 21 shares of Company stock to the respective employees’ 401(k) accounts in July 2007.

Note 4. Income Taxes

The provision for income taxes during the three and six months ended June 30, 2007, respectively, of $40 and $370, consists of $152 and $234 in estimated alternative minimum tax (AMT) and a $112 reduction of and $136 addition to state income tax expected to be due, based on year-to-date income at the estimated effective tax rate for the year ending December 31, 2007. These amounts represent an estimated annual effective tax rate of 6.2% and are recorded in accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting. The AMT tax results from the ability to offset only 90% of AMT net operating losses against AMT taxable income. The AMT results in a credit that will be used to offset income taxes due in future periods, when and if the Company pays regular income tax.

Beginning in 2007, the Company’s operations in Dallas and Houston became subject to a new state income tax, referred to as the Texas Margin Tax. The Company currently estimates that the 2007 impact of the Texas Margin Tax will be approximately $160, which is a reduction from the estimate used in determining income tax expense for the three months ended March 31, 2007. This reduction relates to gaining further clarity on the application of the new tax, as well as a legislation driven change that allowed for the exclusion of the Company’s Texas business activity through June 30, 2007. The effect of these changes resulted in a reduction of $203 in state income tax expense in the three months ended June 30, 2007, which resulted in an increase of $0.01 basic and diluted earnings per share in the second quarter.

The Company continues to maintain a full valuation allowance against its net deferred tax assets due to uncertainty of future income or tax planning opportunities. To the extent the Company reports income in future periods, the Company intends to use its net operating loss carryforwards to the extent available to offset taxable income and reduce cash outflows for income taxes.

Under SFAS 123(R), the Company continues to follow the with-and-without approach, including indirect effects, and considers the impact of excess stock option deductions last when computing its income tax provision. The excess tax benefits will be credited to additional paid-in-capital to the extent they are used to offset the AMT tax payable.

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits to account for as a reduction to the opening balance of retained earnings on December 31, 2006, and as of June 30, 2007, the Company does not have any material unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and as of June 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The tax years 2003 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2002 may also be subject to examination.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	December 31, 2006	June 30, 2007
Accrued bonus	$4,907	$3,843
Accrued other compensation and benefits	1,159	3,187
Accrued sales taxes	3,722	3,494
Accrued other taxes	4,329	4,285
Accrued professional fees	1,168	714
Deferred rent	4,916	6,311
Deferred installation revenue	750	748
Other accrued expenses	2,134	3,129

Total other accrued liabilities	$23,085	$25,711

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

At June 30, 2007, the operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and San Diego. Although the Detroit and San Francisco Bay Area markets had not yet entered their operating phase as of June 30, 2007, the pre-launch expenses and capital expenditures associated with preparing for operations and building out the network infrastructure are disclosed for purposes of this segment disclosure. The balance of the Company’s operations is in its Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results.

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

The tables below present selected financial information about the Company’s reportable segments:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
Revenues
Atlanta	$30,795	$35,212	$15,932	$17,957
Dallas	24,591	29,367	12,690	15,039
Denver	28,542	31,583	14,773	16,035
Houston	11,519	18,030	6,302	9,422
Chicago	4,456	11,692	2,636	6,319
Los Angeles	209	4,453	201	2,611
San Diego	—	404	—	332

Total revenues	$100,112	$130,741	$52,534	$67,715

Adjusted EBITDA
Atlanta	$18,026	$20,249	$9,386	$10,290
Dallas	10,922	14,069	5,644	7,181
Denver	15,265	17,711	7,919	8,900
Houston	3,121	7,340	2,001	3,965
Chicago	(1,696)	2,630	(615)	1,540
Los Angeles	(2,467)	(1,760)	(1,438)	(883)
San Diego	—	(2,770)	—	(1,537)
Detroit	—	(754)	—	(743)
Corporate	(26,593)	(32,045)	(13,504)	(16,102)

Total adjusted EBITDA	$16,578	$24,670	$9,393	$12,611

Operating income (loss)
Atlanta	$15,166	$18,100	$7,993	$9,241
Dallas	8,177	11,901	4,277	6,097
Denver	12,720	15,632	6,643	7,893
Houston	1,887	5,656	1,349	3,098
Chicago	(2,347)	1,441	(965)	905
Los Angeles	(2,614)	(2,449)	(1,585)	(1,261)
San Diego	—	(2,995)	—	(1,671)
Detroit	—	(773)	—	(762)
Corporate	(31,898)	(41,113)	(16,447)	(20,972)

Total operating income	$1,091	$5,400	$1,265	$2,568

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2007	2006	2007
Depreciation and amortization expense
Atlanta	$2,862	$2,087	$1,395	$1,014
Dallas	2,745	2,110	1,367	1,054
Denver	2,545	2,030	1,276	984
Houston	1,234	1,629	652	839
Chicago	651	1,127	350	604
Los Angeles	147	639	147	348
San Diego	—	194	—	114
Detroit	—	8	—	8
Corporate	3,257	4,853	1,677	2,592

Total depreciation and amortization expense	$13,441	$14,677	$6,864	$7,557

Capital expenditures
Atlanta	$3,051	$2,380	$1,655	$916
Dallas	4,662	2,926	2,180	777
Denver	2,881	1,125	1,134	731
Houston	2,004	1,975	787	826
Chicago	1,443	1,958	698	792
Los Angeles	1,663	1,777	816	923
San Diego	—	1,272	—	205
Detroit	—	2,951	—	1,572
San Francisco Bay Area	—	444	—	408
Corporate	6,841	9,876	4,264	5,652

Total capital expenditures	$22,545	$26,684	$11,534	$12,802

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for reportable segments	$16,578	$24,670	$9,393	$12,611
Depreciation and amortization	(13,441)	(14,677)	(6,864)	(7,557)
Non-cash stock option compensation	(2,046)	(4,591)	(1,264)	(2,486)
Public offering costs	—	(2)	—	—
Interest income	799	1,263	409	655
Interest expense	(46)	(93)	(38)	(48)
Loss on disposal of property and equipment	(293)	(575)	(136)	(243)
Income taxes	(125)	(370)	(94)	(40)

Net income	$1,426	$5,625	$1,406	$2,892

Note 7. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (FCC) issued its Triennial Review Remand Order (TRRO) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (ILECs) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based colocators and/or the number of business access lines within such wire centers. In addition, certain caps are imposed regarding the number of unbundled network element (UNE) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

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

Beginning on March 11, 2005, the Company began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. The Company continues to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the three and six months ended June 30, 2007, respectively, approximately $95 and $159 of TRRO expenses accrued from March 11, 2005 to June 30, 2005 passed the statutory back billing limit and were reversed as a benefit to cost of service. For the portion of these accrued expenses that have been invoiced as of June 30, 2007, the Company has been billed $2,434 in excess of the amount it has cumulatively recognized in its results of operations. Management believes these excess billings are erroneous and that the amounts accrued represent the best estimate of the final settlement of these liabilities.

The Company estimated the probable liability for implementation of the provisions of the TRRO and accrued approximately $4,400 and $5,555 as of December 31, 2006 and June 30, 2007, respectively, for these liabilities. Due to the TRRO provisions, $926 and $1,727 was charged to cost of service in the three and six months ended June 30, 2006, respectively, and $527 and $1,147 in the three and six months ended June 30, 2007, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which the Company is subject based on its experience and its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

Georgia Regulatory Ruling

In February 2006, the Georgia Public Service Commission (PSC) ordered a rate increase for the lease of unbundled network elements provided by the ILEC. The increased rates were applicable both prospectively and retroactively to June 2003. The Company estimated and accrued approximately $1,471 through December 31, 2005 for the cumulative impact of this action, which was charged to cost of service in the fourth quarter of 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively. As of June 30, 2007, the Company continues to negotiate the final settlement of the retroactive payment due and believes the recorded accrual represents management’s best estimate of the ultimate settlement of this matter.

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

Note 8. Subsequent Event

Amendment of Bank of America Line of Credit Agreement

On July 2, 2007, the Company executed an amended Line of Credit Agreement with the Bank of America. The amended agreement revises the covenants and allows for improved interest and commitment fee rates. Management believes that the revisions of the facility’s terms and conditions are not material.

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

Dollars are in millions, except per share, employees and customer data amounts and as otherwise indicated.

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

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our service first in Atlanta in April 2001, followed by Dallas in October 2001 and Denver in January 2002. During the remainder of 2002 and in 2003, we focused on building our customer bases in these markets. As a result of our progress, we decided to launch our service in additional markets. We launched our service in Houston in March 2004, Chicago in March 2005, Los Angeles in March 2006 and San Diego in January 2007. In addition to commencing operations in the San Diego market during the first quarter of 2007, we plan to expand into an additional two new markets by the end of 2007, including Detroit in the third quarter and the San Francisco Bay Area in the fourth quarter. In future years, we generally expect to continue opening three new markets per year until we have established operations in the largest 25 markets.

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

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-14 local voice lines, or generally 30 or fewer employees. We also sell subscriptions of BeyondVoice II to customers with 16-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second), commonly known as a DS-1 connection. BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of June 30, 2007, approximately 84.5% of our customer base had BeyondVoice I, 14.4% had BeyondVoice II, and 1.1% had BeyondVoice III.

Operating results for the three months ended June 30, 2006 reflect a change in estimate for breakage of $0.9 million related to certain customer promotional liabilities recorded in prior periods. Prior to the quarter ended June 30, 2006, these promotional obligations were recorded at their maximum amount due to the lack of sufficient historical experience required under U.S. generally accepted accounting principles (GAAP) to estimate the amounts that would ultimately be claimed by customers.

Average monthly revenue per customer location was $748 and $745 respectively, for the three and six months ended June 30, 2007, as compared to average monthly revenue per customer location of $768 and $757, respectively, for the three and six months ended June 30, 2006. The average monthly revenue per customer location for the quarter ended June 30, 2006 includes $13 for the effect of the change in estimate relating to customer promotional liabilities described above.

Average monthly revenue per customer location is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that may generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately as increased revenue from our mobile service and other value-added applications offsets other factors that tend to decrease average revenue per customer location. Customer revenues represented approximately 97.7% and 97.8% of total revenues for the three and six months ended June 30, 2007, respectively, as compared to 97.0% and 97.3% for the three and six months ended June 30, 2006, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenue.

Expenses

Cost of Service. Our cost of service represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, colocation rents and other facility costs, and telecommunications-related taxes and fees, and the cost of mobile handsets. The primary component of cost of service is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a colocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of service across our markets.

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

Depreciation and Amortization Expense. Depreciation is applied using the straight-line method over the estimated useful lives of our assets once the assets are ready for intended use. We generally depreciate network-related equipment, software and IT equipment, which represents the majority of our assets, over two to seven years. We depreciate furniture over seven years. The value of leasehold improvements is generally amortized over three to ten years, which is the shorter of the respective lease term or duration of economic benefit of the assets.

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

Income Tax Expense. We have recorded tax expense at an estimated annual effective tax rate of 6.2% in accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting. In May 2006, the Texas Legislature enacted reforms of the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas Margin Tax, which was effective beginning January 1, 2007. The Texas Margin Tax has been interpreted to be an income tax for accounting purposes and is expected to increase our annual state income tax expense by approximately $0.2 million in 2007. In states where our operating markets are well established, we anticipate paying minimal income taxes over the next several years due primarily to our net operating loss carryforwards. In states where we have recently launched markets, we anticipate paying state income tax sooner, as there are no net operating loss carryforwards in these states.

We have applied a full valuation allowance against our net deferred tax assets of approximately $33.5 million as of December 31, 2006 and continue to apply a full valuation allowance as of June 30, 2007. The majority of our deferred tax asset relates to net operating loss carryforwards. We reassess the appropriateness of our valuation allowance periodically as circumstances warrant, including at June 30, 2007. Our conclusion to continue to record a full valuation allowance is based on our recent cumulative book and tax loss history, after excluding the gain related to the early payoff of debt, and the uncertainty of future taxable income due to, among other items, risks of accelerating the opening of new markets, industry consolidation and its effect on regulation and competition, the potential for rapid technological changes, and the highly competitive environment in which we operate.

Results of Operations

Revenue and Cost of Service (Dollar amounts in thousands)

	June 30, 2006		June 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Revenue:
Customer revenue	$50,939	97.0%	$66,144	97.7%	$15,205	29.8%
Terminating access revenue	1,595	3.0%	1,571	2.3%	(24)	(1.5)%

Total revenue	52,534		67,715		15,181	28.9%

Cost of service (exclusive of depreciation and amortization):
Circuit access fees	7,604	14.5%	8,933	13.2%	1,329	17.5%
Other costs of service	9,012	17.2%	12,018	17.7%	3,006	33.4%
Service credits and performance penalties	(363)	(0.7)%	(788)	(1.2)%	(425)	117.1%

Total cost of service	16,253	30.9%	20,163	29.8%	3,910	24.1%

Gross margin (exclusive of depreciation and amortization):	$36,281	69.1%	$47,552	70.2%	$11,271	31.1%

Customer data:
Customer locations at period end	23,714		31,175		7,461	31.5%

Average revenue per customer location	$768		$748		$(20)	(2.6)%

Six Months Ended
Revenue:
Customer revenue	$97,398	97.3%	$127,805	97.8%	$30,407	31.2%
Terminating access revenue	2,714	2.7%	2,936	2.2%	222	8.2%

Total revenue	100,112		130,741		30,629	30.6%

Cost of service (exclusive of depreciation and amortization):
Circuit access fees	15,294	15.3%	17,415	13.3%	2,121	13.9%
Other costs of service	16,656	16.6%	23,213	17.8%	6,557	39.4%
Service credits and performance penalties	(699)	(0.7)%	(1,686)	(1.3)%	(987)	141.2%

Total cost of service	31,251	31.2%	38,942	29.8%	7,691	24.6%

Gross margin (exclusive of depreciation and amortization):	$68,861	68.8%	$91,799	70.2%	$22,938	33.3%

Customer data:
Customer locations at period end	23,714		31,175		7,461	31.5%

Average revenue per customer location	$757		$745		$(12)	(1.6)%

Revenue. Total revenue increased 28.9% and 30.6%, respectively, for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. The increase in total revenue resulted primarily from the 31.5% increase in customers from June 30, 2006 to June 30, 2007 but was partially offset by the promotional breakage recognized in 2006, as discussed previously. Average monthly revenue per customer location declined by 2.6% and 1.6%, respectively, for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006, which is also impacted by the promotional breakage adjustment discussed above. Excluding the promotional liability estimate impact noted above, we expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately as increased revenue from our mobile service and other value-added applications offsets other factors that tend to decrease average revenue per customer location.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the six month comparison period and slightly declined for the three month comparison period. The slight decline in revenue dollars for the three month comparison period is due to a $0.2 million favorable change in estimate recorded in the second quarter of 2006 which related to prior periods. These terminating access charges grew substantially slower than our customer base during the current year due to reductions in access rates on interstate calls as mandated by the FCC.

Cost of Service. Cost of service increased 24.1% and 24.6%, respectively, for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006. The increase in cost of service was largely attributable to the 31.5% increase in the number of customers from June 30, 2006 to June 30, 2007. As a percentage of total revenue, cost of service decreased from 30.9% and 31.2%, respectively, in the three and six months ended June 30, 2006 to 29.8% in both the three and six months ended June 30, 2007. This decrease relates primarily to the favorable impact of network optimization efforts that began in the second quarter of 2006.

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

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees, and the costs of mobile handsets. As a percent of revenue, other costs of service increased for both the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 primarily due to the impact of costs associated with our network optimization activities and the impact of our mobile service offering. Our network optimization activities involve changes in network architecture to improve efficiency or reduce costs related to the TRRO (described below).

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the three and six months ended June 30, 2007, respectively, approximately $0.1 million and $0.2 million of TRRO expenses accrued from March 11, 2005 through June 30, 2005 passed the statutory back billing limit and were reversed as a benefit to cost of service. For the portion of these accrued expenses that have been invoiced as of June 30, 2007, we have been billed $2.4 million in excess of the amount that has been cumulatively recognized in our results of operations. We believe these excess billings are erroneous and that the amounts accrued represent the best estimate of the final settlement of these liabilities.

We estimated the probable liability for implementation of the provisions of the TRRO and accrued approximately $4.4 million and $5.6 million as of December 31, 2006 and June 30, 2007, respectively, for these liabilities. Due to the TRRO provisions, $0.9 million and $1.7 million was charged to cost of service in the three and six months ended June 30, 2006, respectively, and $0.5 million and $1.1 million in the three and six months ended June 30, 2007, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

Certain aspects of the new FCC rules are subject to ongoing court challenges and the implementation of the new FCC rules is subject to multiple interpretations. We cannot predict the results of future court rulings, how the FCC may respond to any such rulings or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions.

Transport charges have increased as a percentage of revenue from 3.8% to 4.2% for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 as a result of changes made to our network architecture via a network optimization project to mitigate the increases in transport circuit costs resulting from the TRRO. We recorded $0.8 million in installation expenses from network architecture changes associated with the TRRO in the first quarter of 2006 and an additional $0.2 million in the second quarter of 2006 for additional network optimization efforts inspired by the TRRO-related project. The network optimization project undertaken in response to the TRRO was completed in the quarter ended June 30, 2006. However, additional network optimization efforts continue. We recorded $0.4 million in installation expenses resulting from network optimization efforts in the first quarter of 2007 and an additional $0.3 million in the second quarter of 2007 and believe that these network optimization efforts will be an ongoing part of our business in future periods, although they may not result in significant installation expenses in each period.

Selling, General and Administrative (Dollar amounts in thousands)

	June 30, 2006		June 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$16,847	32.1%	$22,507	33.2%	$5,660	33.6%
Share-based compensation	1,264	2.4%	2,486	3.7%	1,222	96.7%
Marketing cost	844	1.6%	676	1.0%	(168)	(19.9)%
Other selling, general and administrative	9,197	17.5%	11,758	17.4%	2,561	27.8%

Total SG&A	$28,152	53.6%	$37,427	55.3%	$9,275	32.9%

	June 30, 2006		June 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Six Months Ended
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$33,462	33.4%	$43,384	33.2%	$9,922	29.7%
Share-based compensation	2,046	2.0%	4,591	3.5%	2,545	124.4%
Marketing cost	1,130	1.1%	1,173	0.9%	43	3.8%
Other selling, general and administrative	17,691	17.7%	22,572	17.3%	4,881	27.6%

Total SG&A	$54,329	54.3%	$71,720	54.9%	$17,391	32.0%

Other data:
Employees	830		1,101		271	32.7%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased primarily due to the increase in employee costs and commissions for growth associated with new market launches and customer growth. Selling, general and administrative expenses as a percentage of revenue slightly increased from 53.6% and 54.3% for the three months and six months ended June 30, 2006, respectively, to 55.3% and 54.9% for the three and six months ended June 30, 2007, respectively. This trend includes an increase of $1.2 million and $2.5 million, respectively, in share-based compensation for the three and six months ended June 30, 2007. We expect selling, general and administrative costs to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in these expenses.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods.

Marketing costs, including advertising, increased in absolute dollars but decreased as a percent of revenues for the six months comparable period. Our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase in this category of costs is primarily due to the addition of new operations needed to keep pace with the growth in customers and professional fees associated with a heightened level of regulatory activity. As a percentage of revenue, other selling, general and administrative costs decreased for both the three and six month periods ended June 30, 2007 when compared to the comparable periods of 2006 due to realizing efficiencies from achieving economies of scale. We expect this positive trend to continue.

Depreciation and Amortization (Dollar amounts in thousands)

	June 30, 2006		June 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Depreciation and amortization	$6,864	13.1%	$7,557	11.2%	$693	10.1%

	June 30, 2006		June 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Six Months Ended
Depreciation and amortization	$13,441	13.4%	$14,677	11.2%	$1,236	9.2%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.7 million and $1.2 million between the three and six month periods ended June 30, 2006 and 2007, respectively. Depreciation and amortization expense increased because new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated. The increase in depreciation and amortization expense was primarily due to increased capital expenditures to support additional markets and customer growth.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	June 30, 2006		June 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Interest income	$409	0.8%	$655	1.0%	$246	60.1%
Interest expense	(38)	(0.1)%	(48)	(0.1)%	(10)	26.3%
Loss on disposal of property and equipment	(136)	(0.3)%	(243)	(0.4)%	(107)	78.7%
Income tax expense	(94)	(0.2)%	(40)	(0.1)%	54	(57.4)%

Total	$141	0.3%	$324	0.5%	$183	129.8%

	June 30, 2006		June 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Six Months Ended
Interest income	$799	0.8%	$1,263	1.0%	$464	58.1%
Interest expense	(46)	0.0%	(93)	(0.1)%	(47)	102.2%
Loss on disposal of property and equipment	(293)	(0.3)%	(575)	(0.4)%	(282)	96.2%
Income tax expense	(125)	(0.1)%	(370)	(0.3)%	(245)	196.0%

Total	$335	0.3%	$225	0.2%	$(110)	(32.8)%

Interest Income. Interest income increased for the three and six month periods ended June 30, 2007 as a result of higher cash and investment balances as well as higher interest rates over the comparable three and six month periods ended June 30, 2006.

Interest Expense. Interest expense for the three and six month periods ended June, 30 2006 and 2007 relates primarily to commitment fees under our revolving credit facility with Bank of America. Interest expense increased for the six months ended June 30, 2007 compared to 2006 as the credit facility was not outstanding for the full period in 2006.

Loss on Disposal of Property and Equipment. Our loss on disposal of equipment increased for the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006. Our loss principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows, and the write-off certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Income tax expense. Income tax expense decreased $0.1 million and increased $0.2 million for the three and six month periods ended June 30, 2007 as compared to the three and six month periods ended June 30, 2006, respectively. The decrease in expense for the three month comparable periods relates to a $0.2 million credit to state income tax expense during the quarter ended June 30, 2007. This credit resulted primarily from a legislative change in Texas that allowed us to exclude Texas business activity for the Texas Margin tax for the first half of 2007. As this legislative exception arose during June 2007, the expense recorded for the quarter ended March 31, 2007 was no longer due and, therefore, resulting in the credit in the second quarter. Income tax expense increased for the comparable six month period due to increasing net income and state income tax expense.

Net Income. Net income increased $1.5 and $4.2 million, respectively, for the three and six month periods ended June 30, 2007 from the three and six month periods ended June 30, 2006. The improved results arose primarily from increases in revenues exceeding increases in selling, general and administrative expenses and depreciation and amortization expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to the Condensed Consolidated Financial Statements. At June 30, 2007, our operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles and San Diego. In addition, the Company began recording capital expenditures in Detroit and the San Francisco Bay Area, which are expected to become operating segments in the second half of 2007. The balance of our operations is in our Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. Our corporate group is treated as a separate segment consistent with the manner in which we monitor and analyze our financial results. We do not allocate these Corporate costs to the other segments because these costs are managed and controlled on a centralized, functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. We do not report assets by segment since we manage our assets and make decisions on technology deployment and other investments on a company-wide rather than a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of our operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors.

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

We record costs in our markets prior to launching service to customers. The following comprises the service launch date for each market:

Current Operating Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	3rd Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007

Scheduled Operating Markets	Planned Service Launch Date
Detroit	3rd Quarter 2007
San Francisco Bay Area	4th Quarter 2007

Liquidity and Capital Resources (Dollar amounts in thousands)

	Six Months Ended		Change from Previous Period
	2006	2007	Dollars	Percent
Cash Flows:
Provided by operating activities	$14,726	$29,463	$14,737	100.1%
Used in investing activities	(15,044)	(15,334)	(290)	1.9%
Provided by financing activities	1,573	2,928	1,355	86.1%

Net increase in cash and cash equivalents	$1,255	$17,057	$15,802	1,259.1%

Overview. We commenced operations in 2001. Until 2004, we funded our operations primarily through issuance of an aggregate of $120.8 million in equity securities and borrowings under a line of credit facility established with Cisco Capital, used principally to purchase property and equipment from Cisco Systems. In 2004, we recorded positive cash flow from operating activities for the first time. We raised $17.0 million from issuance of equity securities in December 2004 and approximately another $65.0 million of net proceeds from our initial public offering in November 2005. Total outstanding borrowings, of $64.3 million, which were all with Cisco Capital, were repaid in November 2005 with proceeds from our initial public offering, and the credit facility was terminated. Since our initial public offering in November 2005, we have continued to expand organically into new markets and offer new applications, fully funded by cash on hand plus cash generated from operating activities.

Cash Flows From Operations. The increase in cash provided by operating activities of $14.7 million from $14.7 million for the six months ended June 30, 2006 to $29.5 million for the six months ended June 30, 2007 is primarily comprised of an increase in net income of $4.2 million, an increase in depreciation and amortization of $1.2 million, an increase in non-cash share-based compensation of $2.5 million, an increase of $1.0 million from accounts receivable, an increase of $8.5 million in accounts payable and an increase of $3.4 million in other accrued expenses; partially offset by a decrease of $6.1 million in accrued compensation and benefits.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain colocation and data center buildout expenditures and equipment installation costs, and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $22.5 million and $25.3 million for the six months ended June 30, 2006 and 2007, respectively. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $53 million to $56 million in 2007. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

We typically invest excess cash balances in the marketable securities of highly-rated commercial paper. We periodically redeem our marketable securities in order to transfer the funds into other operating and investing activities. We experienced a net increase of $2.8 million from purchases and redemptions of marketable securities in the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $2.9 million for the six months ended June 30, 2007 compared to $1.6 million in the six months ended June 30, 2006. The principal component of the change in cash flow provided by financing activities in the six months ended June 30, 2007 is from the increase of proceeds from the exercise of stock options of $0.8 million.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan. We plan to expand into three new markets by the end of 2007, including San Diego, Detroit in the third quarter and the San Francisco Bay Area in the fourth quarter. In future years, we generally expect to continue opening three new markets per year until we have established operations in the largest 25 markets. Our long term cash requirements include the capital necessary to fund this next phase of our market expansion. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to the additional markets that we plan to launch over the next three years. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs.

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The credit agreement terms were subsequently amended on July 2, 2007. The following description of the Line of Credit briefly summarizes the amended facility’s terms and conditions that are material to us. As of June 30, 2007, there were no amounts drawn on the line of credit.

General. The secured revolving line of credit will terminate by its terms on February 8, 2011. The revolving line of credit will be available to finance working capital, capital expenditures, and other general corporate purposes. All borrowings will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

Interest and Fees. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at our option, will equal a LIBO rate or an alternate base rate plus, in each case, an applicable margin. The base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The applicable margins for LIBO rate loans are 1.75%, 2.00%, and 2.25% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.7 million, and between $16.7 million and $25.0 million, respectively. The applicable margins for alternate base rate loans are 0.25%, 0.50%, and 0.75% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.7 million, and between $16.7 million and $25.0 million, respectively. In addition, we are required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.25%.

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

Revenue derived from customer installation and activation, which represented less than 1.0% of total revenues in the both three and six month periods ended June 30, 2006 and 2007, is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Most of our customers enter a three year contract with us. Accordingly, we do not have sufficient experience to estimate whether the average customer life will in fact exceed the term of the customer contract and use the shorter contract period for purposes of amortizing revenues and costs from customer installation and activation. Related installation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized. Mobile handset revenue is recognized at the time of shipment. Contractual termination fees are billed to the customer, but revenue from these fees is not recognized until payment is received.

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

Share-Based Compensation. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)), which requires companies to measure all share-based awards at fair value on the date of grant and recognize the cost over the requisite service period for the awards expected to vest.

We evaluate the appropriateness of the underlying assumptions each time we estimate the fair value of equity instruments requiring measurement under SFAS 123(R). To assist us in validating our assumptions, we periodically engage consultants with relevant experience to assess and evaluate our assumptions.

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

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to our marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At June 30, 2007, all investments were in money market funds and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are subject to federal and state rules and regulations pertaining to customer proprietary network information, or CPNI. In connection with these rules and regulations, the FCC has initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance began on February 1, 2006. On April 21, 2006, the FCC issued a Notice of Apparent Liability; however, the FCC’s investigation is not yet complete. We believe that we have adequately reserved for this fine and that it will not have a material adverse effect on our results of operations and financial condition.

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

Our Annual Meeting of Stockholders was held on June 8, 2007. At the Annual Meeting, Messrs. John H. Chapple, D. Scott Luttrell and Robert Rothman were reelected to the Board of Directors with the following votes cast:

	Votes For	Votes Withheld
John H. Chapple	23,059,259	2,173,538
D. Scott Luttrell	24,560,152	672,645
Robert Rothman	25,024,921	207,876

The following directors’ term of office continued after the meeting: James N. Perry, Jr., James F. Geiger, Douglas C. Grissom and David A. Rogan.

The stockholders also ratified the appointment of Ernst & Young LLP as Cbeyond’s independent registered public accounting firm for the fiscal year ending December 31, 2007 with the following votes cast:

	Votes For	Votes Against	Abstentions
Ernst & Young LLP	25,211,212	18,559	3,026

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
10.1*	First Amendment to Credit Agreement, dated July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	President, Chairman of the Board and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Chief Financial Officer

Date: August 7, 2007

Exhibit Index

Exhibit No	Description of Exhibit
10.1*	First Amendment to Credit Agreement, dated July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.