Form 10-Q
period 2007-09-30
CBEYOND, INC.
filed 2007-11-06
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51588

CBEYOND, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3636526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Interstate North Parkway, Suite 500 Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

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

Large Accelerated Filer  ☐             Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 2, 2007
Common Stock, $0.01 par value	28,336,466

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	December 31, 2006	September 30, 2007
ASSETS
Current assets
Cash and cash equivalents	$34,113	$50,937
Marketable securities	9,995	—
Accounts receivable, gross	21,181	26,083
Less: Allowance for doubtful accounts	(2,586)	(2,449)

Accounts receivable, net	18,595	23,634
Prepaid expenses	4,046	5,415
Inventory	811	1,573
Other assets	968	1,096

Total current assets	68,528	82,655

Property and equipment, gross	181,938	219,329
Less: Accumulated depreciation	(109,148)	(130,356)

Property and equipment, net	72,790	88,973
Restricted cash equivalents	1,020	1,135
Other non-current assets	2,055	1,066

Total assets	$144,393	$173,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,538	$8,583
Accrued telecommunications costs	14,644	16,966
Deferred customer revenue	7,260	8,609
Other accrued liabilities	23,085	27,856
Current portion of capital lease obligations	98	—

Total current liabilities	52,625	62,014

Other non-current liabilities	660	604

Stockholders’ equity:

Common stock, $0.01 par value; 50,000 shares authorized; 27,419 and 28,103 shares issued and outstanding, respectively	274	281
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Deferred stock compensation	(22)	(5)
Additional paid-in capital	238,852	249,926
Accumulated deficit	(147,996)	(138,991)

Total stockholders’ equity	91,108	111,211

Total liabilities and stockholders’ equity	$144,393	$173,829

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
Revenue
Customer revenue	$150,960	$198,640	$53,562	$70,835
Terminating access revenue	4,059	4,517	1,345	1,581

Total revenue	155,019	203,157	54,907	72,416

Operating expenses:
Cost of service (exclusive of depreciation and amortization of $16,231, $15,790, $5,293 and $5,254, respectively, shown separately below)	47,711	60,730	16,460	21,788
Selling, general and administrative (exclusive of depreciation and amortization of $4,147, $6,650, $1,664 and $2,509, respectively, shown separately below)	83,249	111,619	28,920	39,899
Public offering expenses	659	2	659	—
Depreciation and amortization	20,378	22,440	6,937	7,763

Total operating expenses	151,997	194,791	52,976	69,450

Operating income	3,022	8,366	1,931	2,966

Other income (expense):
Interest income	1,317	2,012	518	749
Interest expense	(111)	(193)	(65)	(100)
Loss on disposal of property and equipment	(534)	(794)	(241)	(219)

Income before income taxes	3,694	9,391	2,143	3,396
Income tax expense	(263)	(386)	(138)	(16)

Net income	$3,431	$9,005	$2,005	$3,380

Net income per common share:
Basic	$0.13	$0.32	$0.07	$0.12

Diluted	$0.12	$0.30	$0.07	$0.11

Weighted average common shares outstanding:
Basic	26,812	27,734	27,041	27,980
Diluted	28,611	29,898	29,111	30,113

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock
			Additional Paid-in Capital			Total
	Shares	Par Value		Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2006	27,419	$274	$238,852	$(22)	$(147,996)	$91,108
Exercise of stock options	684	7	3,836	—	—	3,843
Share-based compensation expense	—	—	6,880	17	—	6,897
Excess tax benefit from stock option exercises	—	—	358	—	—	358
Net and comprehensive income	—	—	—	—	9,005	9,005

Balance at September 30, 2007	28,103	$281	$249,926	$(5)	$(138,991)	$111,211

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Operating Activities:
Net income	$3,431	$9,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,378	22,440
Provision for doubtful accounts	2,393	2,775
Loss on disposal of property and equipment	603	794
Non-cash share-based compensation	3,131	7,325
Excess tax benefit relating to share-based payments	(135)	(358)
Changes in operating assets and liabilities:
Accounts receivable	(8,188)	(7,814)
Inventory	(222)	(762)
Prepaid expenses and other current assets	(1,093)	(1,497)
Other assets	957	993
Accounts payable	(3,732)	1,045
Other liabilities	11,196	6,737

Net cash provided by operating activities	28,719	40,683

Investing Activities:
Purchases of property and equipment	(32,744)	(37,838)
Purchases of marketable securities	—	(44,993)
Redemption of marketable securities	2,174	54,988
Decrease in restricted cash equivalents and marketable securities	625	(115)

Net cash used in investing activities	(29,945)	(27,958)

Financing Activities:
Repayment of capital leases	(187)	(98)
Equity issuance costs	5	—
Financing issuance costs	(121)	(4)
Excess tax benefit relating to share-based payments	135	358
Proceeds from exercise of stock options	2,747	3,843

Net cash provided by financing activities	2,579	4,099

Net increase in cash and cash equivalents	1,353	16,824
Cash and cash equivalents at beginning of period	27,752	34,113

Cash and cash equivalents at end of period	$29,105	$50,937

Supplemental disclosure:
Interest paid	$70	$94
Income taxes paid	$—	$7
Non-cash purchases of property and equipment	$—	$1,579

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc. was incorporated on March 28, 2000 in Delaware. Cbeyond, Inc. is a managed service provider that delivers integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of September 30, 2007, these services were provided in the metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego and Detroit areas.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2006 and 2007 are not necessarily indicative of the results to be expected for the full year and the notes thereto included in our Annual Report on Form 10-K. These statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2006.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based upon the amount the Company ultimately expects to collect from customers and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty days after disconnection of the customers’ service, when the Company’s direct collection efforts cease. Generally, customer accounts are considered delinquent and the service disconnection process begins when they are sixty days in arrears.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits to account for as a reduction to our opening balance of retained earnings on December 31, 2006, and as of September 30, 2007, the Company does not have any material unrecognized tax benefits.

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

Beginning in 2007, the Company’s operations in Dallas and Houston became subject to a new state income tax, referred to as the Texas Margin Tax. The Company currently estimates that the 2007 impact of the Texas Margin Tax will be approximately $115, which includes a one-time exclusion of the Company’s Texas business activity through June 30, 2007 and certain other benefits available during 2007. With a full year in effect in 2008, the estimated 2008 impact of the Texas Margin Tax is approximately $1,000.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and, as of September 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The tax years 2004 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2003 may also be subject to examination.

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

Basic and Diluted Net Income per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average common shares outstanding for the period. For the three and nine months ended September 30, 2007, the Company reported net income, and accordingly considered the dilutive effect of shares and share-based instruments. For purposes of the calculation of diluted earnings per share for the three and nine months ended September 30, 2007, an additional 2,133 and 2,164 shares, respectively, were added to the denominator because they were dilutive for the period. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 671 and 525 for the three and nine months ended September 30, 2007, respectively, as they were anti-dilutive.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force issued EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. The Company has historically presented and will continue to present universal service fund charges on a gross basis. Such amounts totaled $1,206 and $3,229, respectively, for the three and nine months ended September 30, 2006 and $1,655 and $4,257, respectively, for the three and nine months ended September 30, 2007.

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

Note 3. Share-Based Compensation Plans

In November 2005, in connection with the Company’s initial public offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (Incentive Plan). The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights. The number of shares of common stock that may be issued can increase on January 1st of each year according to terms specified under the Incentive Plan. On January 1, 2007, the number of shares covered by the Incentive Plan increased by 851 shares. At September 30, 2007, the number of shares of common stock that may be issued pursuant to the Incentive Plan was 6,657, including 3,615 shares rolled over into the Incentive Plan from the Company’s previous stock incentive plans. Substantially all of the options granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock is determined by the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. Beginning in 2007, the Company’s policy defines the grant date as the second day following the quarterly earnings release for previously approved standard option grants. Options expire 10 years after the grant date.

A summary of the status of and activity under the Company’s stock incentive plans is presented in the table below:

	Options	Weighted Average Exercise Price
Outstanding, January 1, 2007	3,635	$9.20

Granted	717	31.33
Exercised	(663)	5.77
Forfeited and expired	(149)	29.62

Outstanding, September 30, 2007	3,540	$13.69

Options exercisable, September 30, 2007	1,668	$7.25

During the nine months ended September 30, 2007, the Company also issued shares of restricted stock that generally vest over a four year period.

Restricted Stock Units
Outstanding, January 1, 2007	0

Granted	234
Vested	(1)
Forfeited and expired	(5)

Outstanding, September 30, 2007	228

The fair value of options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2006	2007
Risk-free interest rate	4.6%	4.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	63.3%	49.6%
Suboptimal exercise barrier	2.89	3.91

Management evaluates the appropriateness of its underlying assumptions each time it estimates the fair value of equity instruments requiring measurement under SFAS 123(R). To assist management in validating its assumptions, the Company periodically engages consultants with relevant experience to assess and evaluate its assumptions.

The risk-free interest rate used in estimating the fair value of options is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. The Company also uses historical data to estimate the suboptimal exercise barrier and the forfeiture rate of options granted. Because Cbeyond is a recent public company and does not have enough of its own history to rely upon, expected volatility is based on historical volatilities experienced by companies considered representative of Cbeyond based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility has remained consistent over time, although the mix and weighting of representative volatilities have been refined periodically to ensure that the four primary categories are appropriately considered.

Effective January 1, 2007, the Company began to match 50% of contributions up to 3% of eligible compensation to all 401(k) plan participants as well as a Company contribution of 1.5% of eligible compensation to all active employees as of the end of the 401(k) plan year, June 30. The Company match and contribution are both funded in Company stock subsequent to the 401(k) plan year-end. The Company contribution vests over time; however, the employees may elect to sell the shares in order to diversify their investments. Although the match and contribution are provided in Company shares, Company shares are not an investment option otherwise, and the employees may not use their 401(k) to purchase additional Company shares. During the three and nine months ended September 30, 2007, the Company recognized $428 and $1,187, respectively, of share-based compensation expense relating to the match and contribution. As of the last day of the 401(k) plan year, the Company’s contribution relating to the six months ended June 30, 2007 became fixed based on the active 401(k) plan participants as of the end of the plan year. Accordingly, the Company contributed 21 shares of Company stock to the respective employees’ 401(k) accounts in July 2007.

Note 4. Income Taxes

The provision for income taxes during the three and nine months ended September 30, 2007, respectively, of $16 and $386, consists of $148 and $382 in estimated alternative minimum tax (AMT) and a $41 reduction of and $95 addition to state income tax expected to be due, based on year-to-date income at the estimated effective tax rate for the year ending December 31, 2007. Additionally, current income tax expense is impacted by a $91 benefit realized upon concluding on and filing the previous year tax return. These amounts represent an estimated annual effective tax rate of 5.0% and are recorded in accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting. The AMT tax results from the ability to offset only 90% of AMT net operating losses against AMT taxable income. The AMT results in a credit that will be used to offset income taxes due in future periods, if and when the Company pays regular income tax.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits to account for as a reduction to the opening balance of retained earnings on December 31, 2006, and as of September 30, 2007, the Company does not have any material unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and as of September 30, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The tax years 2004 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2003 may also be subject to examination.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	December 31, 2006	September 30, 2007
Accrued bonus	$4,907	$5,764
Accrued other compensation and benefits	1,159	2,387
Accrued sales taxes	3,722	3,546
Accrued other taxes	4,329	4,543
Accrued professional fees	1,168	832
Deferred rent	4,916	6,580
Deferred installation revenue	750	755
Other accrued expenses	2,134	3,449

Total other accrued liabilities	$23,085	$27,856

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

At September 30, 2007, the operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego and Detroit. Although the San Francisco Bay Area market has not yet entered its operating phase as of September 30, 2007, the pre-launch expenses and capital expenditures associated with preparing for operations and building out the network infrastructure are disclosed for purposes of this segment disclosure. The balance of the Company’s operations is in its Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results.

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

The tables below present selected financial information about the Company’s reportable segments:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
Revenues
Atlanta	$46,868	$53,767	$16,073	$18,555
Dallas	37,718	45,019	13,127	15,652
Denver	43,370	48,036	14,828	16,453
Houston	18,471	28,177	6,952	10,147
Chicago	7,853	18,835	3,397	7,143
Los Angeles	739	7,975	530	3,522
San Diego	—	1,222	—	818
Detroit	—	126	—	126

Total revenues	$155,019	$203,157	$54,907	$72,416

Adjusted EBITDA
Atlanta	$27,789	$31,028	$9,763	$10,779
Dallas	17,092	21,752	6,170	7,683
Denver	23,332	26,534	8,067	8,823
Houston	5,658	11,853	2,537	4,513
Chicago	(1,919)	4,631	(223)	2,001
Los Angeles	(4,054)	(2,043)	(1,587)	(283)
San Diego	(27)	(4,059)	(27)	(1,289)
Detroit	—	(1,993)	—	(1,239)
San Francisco Bay Area	—	(327)	—	(322)
Corporate	(40,681)	(49,243)	(14,088)	(17,203)

Total adjusted EBITDA	$27,190	$38,133	$10,612	$13,463

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2007	2006	2007
Operating income (loss)
Atlanta	$23,683	$27,823	$8,517	$9,723
Dallas	13,119	18,476	4,942	6,575
Denver	19,574	23,577	6,854	7,945
Houston	3,722	9,314	1,835	3,658
Chicago	(2,969)	2,748	(622)	1,307
Los Angeles	(4,397)	(3,131)	(1,783)	(682)
San Diego	(27)	(4,495)	(27)	(1,500)
Detroit	—	(2,183)	—	(1,410)
San Francisco Bay Area	—	(333)	—	(328)
Corporate	(49,683)	(63,430)	(17,785)	(22,322)

Total operating income	$3,022	$8,366	$1,931	$2,966

Depreciation and amortization expense
Atlanta	$4,106	$3,113	$1,244	$1,026
Dallas	3,973	3,182	1,228	1,072
Denver	3,758	2,878	1,213	848
Houston	1,936	2,457	702	828
Chicago	1,050	1,788	399	661
Los Angeles	343	1,011	196	372
San Diego	—	387	—	193
Detroit	—	164	—	156
Corporate	5,212	7,460	1,955	2,607

Total depreciation and amortization expense	$20,378	$22,440	$6,937	$7,763

Capital expenditures
Atlanta	$4,605	$3,439	$1,554	$1,059
Dallas	5,485	3,512	823	586
Denver	3,973	1,972	1,093	847
Houston	2,716	2,864	712	889
Chicago	1,887	2,865	444	907
Los Angeles	2,383	2,791	720	1,014
San Diego	1,031	1,925	915	653
Detroit	—	3,501	—	550
San Francisco Bay Area	—	1,807	—	1,363
Corporate	10,664	14,741	3,939	4,865

Total capital expenditures	$32,744	$39,417	$10,200	$12,733

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for reportable segments	$27,190	$38,133	$10,612	$13,463
Depreciation and amortization	(20,378)	(22,440)	(6,937)	(7,763)
Non-cash stock option compensation	(3,131)	(7,325)	(1,085)	(2,734)
Public offering costs	(659)	(2)	(659)	—
Interest income	1,317	2,012	518	749
Interest expense	(111)	(193)	(65)	(100)
Loss on disposal of property and equipment	(534)	(794)	(241)	(219)
Income taxes	(263)	(386)	(138)	(16)

Net income	$3,431	$9,005	$2,005	$3,380

Note 7. Commitments and Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (FCC) issued its Triennial Review Remand Order (TRRO) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (ILECs) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within such wire centers. In addition, certain caps are imposed regarding the number of unbundled network element (UNE) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

The rates charged by ILECs for the Company’s high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006. In addition, by March 10, 2006, the Company was required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, unless another rate had been negotiated. Subject to any contractual protections under the Company’s existing interconnection agreements with ILECs, beginning March 11, 2005, the Company was also potentially subject to the ILECs’ higher “special access” pricing for any new installations of DS-1 loops and/or DS-1 (the capacity equivalent of a T-1) and DS-3 (the capacity equivalent of 28 T-1s) transport facilities in the affected ILEC wire centers, on the affected transport routes or that exceeded the caps.

Beginning on March 11, 2005, the Company began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. The Company continues to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the three and nine months ended September 30, 2007, respectively, approximately $121 and $280 of TRRO expenses accrued from March 11, 2005 to September 30, 2005 passed the statutory back billing limit and were reversed as a benefit to cost of service. For the portion of the accrued TRRO expenses that have been invoiced as of September 30, 2007, the Company has been billed $2,434 in excess of the amount it has cumulatively recognized in its results of operations. Management believes these excess billings are erroneous and that the amounts accrued represent the best estimate of the final settlement of these liabilities.

The Company estimated the probable liability for implementation of the provisions of the TRRO and accrued approximately $4,400 and $5,930 as of December 31, 2006 and September 30, 2007, respectively, for these liabilities. Due to the TRRO provisions, $333 and $2,060 was charged to cost of service in the three and nine months ended September 30, 2006, respectively, and $375 and $1,147 in the three and nine months ended September 30, 2007, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which the Company is subject based on its experience and its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

General Regulatory Contingencies

The Company operates in a highly regulated industry and is subject to regulation and oversight by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions, are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to the Company’s results of operations. In addition, the Company is always at risk of non-compliance, which can result in fines and assessments. The Company regularly evaluates the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies. However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.

Indefeasible Right of Use Contract

During the quarter ended September 30, 2007, the Company entered into a contract that provides an indefeasible right of use (IRU) for certain fiber optic circuits in order to reduce a portion of our transport costs. The cost of the IRU is approximately $1,000 and will be payable when the company has access to the circuits in late 2007 or early 2008. The Company expects to begin migrating a portion of its transport traffic shortly thereafter. Once placed in service, the cost of the network asset represented by the IRU will be capitalized and depreciated through the 20 year term of the IRU. In conjunction with the IRU, the Company also entered into a maintenance agreement for the term of the IRU. Payments under this agreement total $456 and will be paid monthly over the term.

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

In this report, Cbeyond, Inc. and its subsidiaries are referred to as “We,” the “Company” or Cbeyond.”

Dollars are in millions, except per share, employee and customer data amounts and as otherwise indicated.

Overview

We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in selected large metropolitan areas. We provide these services through bundled packages of local and long distance voice services, broadband Internet services and mobile services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of one, two or three years. We currently operate in Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego and Detroit.

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

We sell our services primarily through a direct sales force in each market, supplemented by sales agents. These agents often have other business relationships with the customer and, in many cases, perform equipment installations for us at our customers’ sites. A significant portion of our new customers are generated by referrals from existing customers and partners. We offer financial incentives to our customers and other sources for referrals.

We compete primarily against incumbent local exchange carriers and, to a lesser extent, against competitive local exchange carriers, both of which are local telephone companies. Local telephone companies do not generally have the same focus on our target market and principally concentrate on medium or large enterprises or residential customers. In addition, cable television providers have begun serving the small business market with telephone service, in addition to high speed Internet access and video. To date, we have not experienced significant competition from cable television providers and do not believe that they intend to offer the breadth of services and applications that our customers purchase from us. We compete primarily based on our high-value bundled services that bring many of the same managed services to our customers that have historically been available only to large businesses, as well as based on our customer care, network reliability and operational efficiencies.

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market early in 2001 and have since expanded operations in seven additional markets. The following comprises the service launch date for our current markets and the anticipated launch date of our future scheduled markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	3rd Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007

Scheduled Markets	Planned Service Launch Date
San Francisco Bay Area Miami	4th Quarter 2007 1st Quarter 2008

In future years, we generally expect to continue opening three new markets per year and intend to establish operations in the largest 25 markets.

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

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Based on our historical experience, over time, a substantial majority of our market-specific capital expenditures are success-based, incurred only as our customer base grows. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-15 local voice lines, or generally 30 or fewer employees. We also sell subscriptions of BeyondVoice II to customers with 16-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of September 30, 2007, approximately 84.2% of our customer base had BeyondVoice I, 14.6% had BeyondVoice II, and 1.2% had BeyondVoice III.

Operating results for the nine months ended September 30, 2006 reflect a change in estimate for breakage of $0.9 million related to certain customer promotional liabilities recorded in prior periods. Prior to June 30, 2006, these promotional obligations were recorded at their maximum amount due to the lack of sufficient historical experience required under U.S. generally accepted accounting principles (GAAP) to estimate the amounts that would ultimately be claimed by customers.

Average monthly revenue per customer location was $749 and $745, respectively, for the three and nine months ended September 30, 2007, as compared to average monthly revenue per customer location of $743 and $751, respectively, for the three and nine months ended September 30, 2006. The $751 for the nine months ended September 30, 2006 includes $4 for the effect of the change in estimate relating to customer promotional liabilities described above.

Average monthly revenue per customer location is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that may generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately as increased revenue from our mobile service and other value-added applications offsets other factors that tend to decrease average revenue per customer location. Customer revenues represented approximately 97.8% of total revenues for both the three and nine months ended September 30, 2007 as compared to 97.6% and 97.4% for the three and nine months ended September 30, 2006, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenue.

Expenses

Cost of Service. Our cost of service represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees, and the cost of mobile handsets. The primary component of cost of service is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of service across our markets.

As a result of the Triennial Review Remand Order, or TRRO, we are required to lease circuits under special access, or retail, rates in locations that are deemed to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see “Results of Operations—Revenue and Cost of Service.”

Where permitted by regulation, we lease our access circuits on a wholesale basis as UNE loops or extended enhanced loops as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ UNE loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use extended enhanced links when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using UNE loops and half using extended enhanced links, although the impact of the TRRO has reduced our usage of the T-1 transport portion of extended enhanced links and resulted in the conversion of a majority of the previously installed T-1 transports to DS-3 transports. Our monthly expenses are significantly less when using UNE loops than extended enhanced links, but UNE loops require us to incur the capital expenditures of central office collocation equipment. Both UNE loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

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

Interest Expense (Net). Interest expense (net) consists mainly of commitment fees under our Bank of America line of credit and interest income earned on cash and cash equivalents, marketable securities and restricted investments.

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

Income Tax Expense. We have recorded tax expense at an estimated annual effective tax rate of 5.0% in accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting. In May 2006, the Texas Legislature enacted reforms of the Texas franchise tax system and replaced it with a new tax system, referred to as the Texas Margin Tax, which was effective beginning January 1, 2007. The Texas Margin Tax has been interpreted to be an income tax for accounting purposes and is expected to increase our annual state income tax expense by approximately $0.1 million in 2007. In states where our operating markets are well established, we anticipate paying minimal income taxes over the next several years due primarily to our net operating loss carryforwards. In states where we have recently launched markets, we anticipate paying state income tax sooner, as there are no net operating loss carryforwards in these states.

We have applied a full valuation allowance against our net deferred tax assets of approximately $33.5 million as of December 31, 2006 and continue to apply a full valuation allowance as of September 30, 2007. The majority of our deferred tax asset relates to net operating loss carryforwards. We reassess the appropriateness of our valuation allowance periodically as circumstances warrant, including at September 30, 2007. Our conclusion to continue to record a full valuation allowance is based on our history and the uncertainty of future taxable income due to, among other items, risks of accelerating the opening of new markets, industry consolidation and its effect on regulation and competition, the potential for rapid technological changes and the highly competitive environment in which we operate.

Results of Operations

Revenue and Cost of Service (Dollar amounts in thousands)

	September 30, 2006		September 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Revenue:
Customer revenue	$53,562	97.6%	$70,835	97.8%	$17,273	32.2%
Terminating access revenue	1,345	2.4%	1,581	2.2%	236	17.5%

Total revenue	54,907		72,416		17,509	31.9%

Cost of service (exclusive of depreciation and amortization):
Circuit access fees	7,498	13.7%	9,514	13.1%	2,016	26.9%
Other costs of service	9,370	17.1%	13,623	18.8%	4,253	45.4%
Service credits and performance penalties	(408)	(0.7)%	(1,349)	(1.9)%	(941)	230.6%

Total cost of service	16,460	30.0%	21,788	30.1%	5,328	32.4%

Gross margin (exclusive of depreciation and amortization):	$38,447	70.0%	$50,628	69.9%	$12,181	31.7%

Customer data:
Customer locations at period end	25,521		33,287		7,766	30.4%

Average revenue per customer location	$743		$749		$6	0.8%

	September 30, 2006		September 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Nine Months Ended
Revenue:
Customer revenue	$150,960	97.4%	$198,640	97.8%	$47,680	31.6%
Terminating access revenue	4,059	2.6%	4,517	2.2%	458	11.3%

Total revenue	155,019		203,157		48,138	31.1%

Cost of service (exclusive of depreciation and amortization):
Circuit access fees	22,792	14.7%	26,929	13.3%	4,137	18.2%
Other costs of service	26,026	16.8%	36,836	18.1%	10,810	41.5%
Service credits and performance penalties	(1,107)	(0.7)%	(3,035)	(1.5)%	(1,928)	174.2%

Total cost of service	47,711	30.8%	60,730	29.9%	13,019	27.3%

Gross margin (exclusive of depreciation and amortization):	$107,308	69.2%	$142,427	70.1%	$35,119	32.7%

Customer data:
Customer locations at period end	25,521		33,287		7,766	30.4%

Average revenue per customer location	$751		$745		$(6)	(0.8)%

Revenue. Total revenue increased 31.9% and 31.1%, respectively, for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. The increase in total revenue resulted primarily from the 30.4% increase in customers from September 30, 2006 to September 30, 2007, partially offset by the cumulative $0.9 million impact of promotional breakage recognized in 2006, as discussed previously. Average monthly revenue per customer location increased by 0.8% and decreased by 0.8%, respectively, for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. The decrease in the nine months comparison was impacted by the cumulative effect of promotional breakage discussed above. We expect average monthly revenue per customer location to be relatively stable in future periods or to grow moderately as increased revenue from our mobile service and other value-added applications offsets other factors that tend to decrease average revenue per customer location.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the three and nine month comparison period. These terminating access charges grew substantially slower than our customer base during the current year due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions were anticipated and are expected to continue in the future.

Cost of Service. Cost of service increased 32.4% and 27.3%, respectively, for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006. The increase in cost of service was largely attributable to the 30.4% increase in the number of customers from September 30, 2006 to September 30, 2007. As a percentage of total revenue, cost of service was consistent in the three months comparable period and decreased from 30.8% to 29.9% in the nine months comparable period. The year-to-date decrease is primarily a result of the favorable impact of network optimization efforts that began in the second quarter of 2006.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises, represented the largest component of cost of service. The increase in circuit access fees between the three month and nine month periods is correlated to the increase in the number of customers as well as a rise in circuit access fees due to the impact of the TRRO (described below); however, these costs are offset by savings related to our ongoing network optimization efforts.

The other principal components of cost of service include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees, and the costs of mobile handsets. As a percent of revenue, other costs of service increased for both the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 primarily due to the impact from the growth of our mobile service offering.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the three and nine months ended September 30, 2007, respectively, approximately $0.1 million and $0.3 million of TRRO expenses accrued from March 11, 2005 through September 30, 2005 passed the statutory back billing limit and were reversed as a benefit to cost of service. For the portion of the accrued TRRO expenses that have been invoiced as of September 30, 2007, we have been billed $2.4 million in excess of the amount that has been cumulatively recognized in our results of operations. Management believes these excess billings are erroneous and that the amounts accrued represent the best estimate of the final settlement of these liabilities.

We estimated the probable liability for implementation of the provisions of the TRRO and accrued approximately $4.4 million and $5.9 million as of December 31, 2006 and September 30, 2007, respectively, for these liabilities. Due to the TRRO provisions, $0.3 million and $2.1 million was charged to cost of service in the three and nine months ended September 30, 2006, respectively, and $0.4 million and $1.1 million in the three and nine months ended September 30, 2007, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

Certain aspects of the new FCC rules are subject to ongoing court challenges and estimates relating to the implementation of the new FCC rules are subject to multiple interpretations. We cannot predict the results of future court rulings, how the FCC may respond to any such rulings or any changes in the availability of unbundled network elements as the result of future legislative or regulatory decisions.

Transport charges have increased as a percentage of revenue from 3.9% to 4.2% for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 as a result of increased traffic related to growth as well as network optimization efforts aimed to reduce future transport costs. We recorded $1.1 million in installation expenses from network architecture changes associated with the TRRO and an additional $0.7 million for additional network optimization efforts inspired by the TRRO-related project in the nine months ended September 30, 2006. The network optimization project undertaken in response to the TRRO was completed in the quarter ended June 30, 2006. However, additional network optimization efforts continue, including the planned migration of portions of our network traffic in 2008 to Company-owned transport facilities acquired under indefeasible rights of use contracts. We recorded $0.8 million in installation expenses resulting from network optimization efforts in the nine months ended September 30, 2007 and believe that these network optimization efforts will be an ongoing part of our business in future periods, although they are not expected to result in significant installation expenses in each period.

Selling, General and Administrative (Dollar amounts in thousands)

	September 30, 2006		September 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$17,947	32.7%	$23,804	32.9%	$5,857	32.6%
Share-based compensation	1,085	2.0%	2,734	3.8%	1,649	152.0%
Marketing cost	356	0.6%	803	1.1%	447	125.6%
Other selling, general and administrative	9,532	17.4%	12,558	17.3%	3,026	31.7%

Total SG&A	$28,920	52.7%	$39,899	55.1%	$10,979	38.0%

Other operating expenses:

Public offering expenses	$659	1.2%	$—	—	$(659)	(100.0)%

	September 30,2006		September 30,2007		Change from Previous Period
	Dollars	%of Revenues	Dollars	% of Revenues	Dollars	Percent
Nine Months Ended
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$51,409	33.2%	$67,188	33.1%	$15,779	30.7%
Share-based compensation	3,131	2.0%	7,325	3.6%	4,194	134.0%
Marketing cost	1,486	1.0%	1,976	1.0%	490	33.0%
Other selling, general and administrative	27,223	17.6%	35,130	17.3%	7,907	29.0%

Total SG&A	$83,249	53.7%	$111,619	54.9%	$28,370	34.1%

Other operating expenses:

Public offering expenses	$659	0.4%	$2	0.00%	$(657)	(99.7)%

Other data:
Employees	866		1,127		261	30.1%

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 38.0% and 34.1% for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006, respectively. The increase in selling, general and administrative expenses is primarily due to the increase in employee costs and commissions for growth associated with new market launches and customer growth. Selling, general and administrative expenses as a percentage of revenue slightly increased from 52.7% and 53.7% for the three months and nine months ended September 30, 2006, respectively, to 55.1% and 54.9% for the three and nine months ended September 30, 2007, respectively. This trend is primarily impacted by the result of the new markets launched in 2006 and 2007 with revenues that are not yet in line with the upfront spending required to operate these markets in their early stage. This trend also includes an increase of $1.6 million and $4.2 million, respectively, in share-based compensation for the three and nine months ended September 30, 2007. As the newer markets mature, we expect selling, general and administrative costs to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in these expenses.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods.

Marketing costs, including advertising, increased in absolute dollars for both comparison periods but is relatively consistent as a percent of revenues. In general, our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase in absolute dollars in this category of costs is primarily due to the addition of new as well as expanded operations needed to keep pace with the growth in customers. As a percentage of revenue, other selling, general and administrative costs decreased for both the three and nine month periods ended September 30, 2007 when compared to the comparable periods of 2006 due to realizing efficiencies from achieving economies of scale. We expect this positive trend to continue.

The three and nine months ended September 30, 2006 includes $0.7 million of public offering costs related to our secondary offering completed in October of 2006.

Depreciation and Amortization (Dollar amounts in thousands)

	September 30, 2006		September 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Depreciation and amortization	$6,937	12.6%	$7,763	10.7%	$826	11.9%

	September 30, 2006		September 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Nine Months Ended
Depreciation and amortization	$20,378	13.1%	$22,440	11.0%	$2,062	10.1%

Depreciation and Amortization Expense. Depreciation and amortization expense increased $0.8 million and $2.1 million between the three and nine month periods ended September 30, 2006 and 2007, respectively. Depreciation and amortization expense increased because new purchases exceeded the reduction in depreciation and amortization resulting from property and equipment becoming fully depreciated. The increase in depreciation and amortization expense was primarily due to increased capital expenditures to support additional markets and customer growth.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	September 30, 2006		September 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Three Months Ended
Interest income	$518	0.9%	$749	1.0%	$231	44.6%
Interest expense	(65)	(0.1)%	(100)	(0.1)%	(35)	53.8%
Loss on disposal of property and equipment	(241)	(0.4)%	(219)	(0.3)%	22	(9.1)%
Income tax expense	(138)	(0.3)%	(16)	(0.0)%	122	(88.4)%

Total	$74	0.1%	$414	0.6%	$340	459.5%

	September 30, 2006		September 30, 2007		Change from Previous Period
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Nine Months Ended
Interest income	$1,317	0.8%	$2,012	1.0%	$695	52.8%
Interest expense	(111)	(0.1)%	(193)	(0.1)%	(82)	73.9%
Loss on disposal of property and equipment	(534)	(0.3)%	(794)	(0.4)%	(260)	48.7%
Income tax expense	(263)	(0.2)%	(386)	(0.2)%	(123)	46.8%

Total	$409	0.3%	$639	0.3%	$230	56.2%

Interest Income. Interest income increased for the three and nine month periods ended September 30, 2007 as a result of higher cash and investment balances as well as higher interest rates over the comparable three and nine month periods ended September 30, 2006.

Interest Expense. Interest expense for the three and nine month periods ended September 30, 2006 and 2007 relates primarily to commitment fees under our revolving credit facility with Bank of America. Interest expense increased for the nine months ended September 30, 2007 compared to 2006 as the credit facility was not outstanding for the full period in 2006.

Loss on Disposal of Property and Equipment. Loss on disposal of equipment for the three and nine month periods ended September 30, 2006 and 2007 principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows, and the write-off certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Income tax expense. Income tax expense for both the three and nine month periods ended September 30, 2007 is impacted by a $0.1 million benefit realized upon concluding on and filing the previous year tax return.

Net Income. Net income increased $1.4 million and $5.6 million, respectively, for the three and nine month periods ended September 30, 2007 from the three and nine month periods ended September 30, 2006. The improved results arose primarily from increases in revenues exceeding increases in selling, general and administrative expenses and depreciation and amortization expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to the Condensed Consolidated Financial Statements. At September 30, 2007, our operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego and Detroit. In addition, the Company began recording capital expenditures for the San Francisco Bay Area and Miami markets, which are expected to become operating segments in the fourth quarter of 2007 and first quarter of 2008, respectively. The balance of our operations is in our Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. Our corporate group is treated as a separate segment consistent with the manner in which we monitor and analyze our financial results. We do not allocate these Corporate costs to the other segments because these costs are managed and controlled on a centralized, functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. We do not report assets by segment since we manage our assets and make decisions on technology deployment and other investments on a company-wide rather than a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of our operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors.

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

The operating results from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Our sales efforts, our service offerings and the prices we charge customers for our services are generally consistent across our operating segments. Operating expenses include costs of service and selling, general and administrative costs incurred directly in the markets where we serve customers. Although our network design and market operations are generally consistent across all our operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

We record costs in our markets prior to launching service to customers. The following comprises the service launch date for our current markets and the anticipated launch date of our future scheduled markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	3rd Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007

Scheduled Markets	Planned Service Launch Date
San Francisco Bay Area Miami	4th Quarter 2007 1st Quarter 2008

Liquidity and Capital Resources (Dollar amounts in thousands)

	Nine Months Ended		Change from Previous Period
	2006	2007	Dollars	Percent
Cash Flows:
Provided by operating activities	$28,719	$40,683	$11,964	41.7%
Used in investing activities	(29,945)	(27,958)	1,987	(6.6)%
Provided by financing activities	2,579	4,099	1,520	58.9%

Net increase in cash and cash equivalents	$1,353	$16,824	$15,471	1,143.5%

Cash Flows From Operations. The increase in cash provided by operating activities of $12.0 million from $28.7 million for the nine months ended September 30, 2006 to $40.7 million for the nine months ended September 30, 2007 is primarily comprised of an increase in net income of $5.6 million, an increase in depreciation and amortization of $2.1 million, an increase in non-cash share-based compensation of $4.2 million, and an increase of $4.8 million in accounts payable; partially offset by a decrease of $4.5 million in other liabilities.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain collocation and data center buildout expenditures and equipment installation costs and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $32.7 million and $37.8 million for the nine months ended September 30, 2006 and 2007, respectively. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $53 million to $56 million in 2007. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

We periodically invest excess cash balances in the marketable securities of highly-rated commercial paper and money market funds. We periodically redeem our marketable securities and money market funds in order to transfer the funds into other operating and investing activities. We experienced a net increase of $7.8 million from purchases and redemptions of marketable securities in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $4.1 million for the nine months ended September 30, 2007 compared to $2.6 million in the nine months ended September 30, 2006. The principal component of the change in cash flow provided by financing activities in the nine months ended September 30, 2007 is from the increase of proceeds from the exercise of stock options of $1.1 million.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan. In addition to having commenced operations in the San Diego and Detroit markets earlier this year, we plan to open the San Francisco Bay Area market in the fourth quarter of this year. In future years, we generally expect to continue opening three new markets per year and intend to establish operations in the largest 25 markets, with plans to launch operations in Miami in the first quarter of 2008. Our long term cash requirements include the capital necessary to fund this next phase of our market expansion. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to the additional markets that we plan to launch over the next three years. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs.

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The credit agreement terms were subsequently amended on July 2, 2007. The following description of the Line of Credit briefly summarizes the amended facility’s terms and conditions that are material to us. As of September 30, 2007, there were no amounts drawn on the line of credit.

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

Critical Accounting Policies

We prepare consolidated financial statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included herein, the following involved a higher degree of judgment and complexity and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

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

Revenue derived from customer installation and activation, which represented less than 1.0% of total revenues in the three and nine month periods ended September 30, 2006 and 2007, is deferred and amortized over the average estimated customer life of three years on a straight-line basis. Most of our customers enter a three year contract with us. Due to our lack of extensive operating history, we do not have sufficient historical information on which to project an average customer life beyond the initial term of our customer contracts. Accordingly, we believe that the typical contract length of three years is the best estimate of average customer life for purposes of amortizing revenues and costs from customer installation and activation. Related installation costs are deferred only to the extent that revenue is deferred and are amortized on a straight-line basis in proportion to revenue recognized. Mobile handset revenue is recognized at the time of shipment. Contractual termination fees are billed to the customer, but revenue from these fees is not recognized until payment is received.

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

Allowance for Doubtful Accounts. We have established an allowance for doubtful accounts through charges to selling, general and administrative expense. The allowance is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty days after disconnection of the customers’ service, when our direct collection efforts cease. Generally, customer accounts are considered delinquent and the service disconnection process begins when they are sixty days in arrears. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of our expenses could result.

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

The risk-free interest rate used in estimating the fair value of options is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. We also use historical data to estimate the suboptimal exercise barrier and the forfeiture rate of options granted. Because we are a recently public company and therefore do not have our own volatility history to rely upon, expected volatility is based on historical volatilities experienced by companies considered representative of us based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility has remained consistent over time, although the mix and weighting of representative volatilities have been refined periodically to ensure that the four primary categories are appropriately considered.

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

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to investments we may make in marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At September 30, 2007, all investments were in money market funds and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

We are subject to federal and state rules and regulations pertaining to customer proprietary network information, or CPNI. In connection with these rules and regulations, the FCC has initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance began on February 1, 2006. On April 21, 2006, the FCC issued a Notice of Apparent Liability which became part of ongoing discussions between us and the FCC regarding our potential noncompliance with several administrative record-keeping rules. On October 9, 2007, we entered into a Consent Decree with the FCC, which brought this matter to a close and will include a payment by us of $0.2 million to the United States Treasury. We had accurately estimated and recorded this liability in prior periods.

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that, as of September 30, 2007, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A.	RISK FACTORS

The following risk factor incorporates material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

On November 5, 2007, we entered into an Indemnification Agreement (the “Indemnification Agreement”) with certain of our officers (James F. Geiger, J. Robert Fugate, Kurt J. Abkemeier, Richard J. Batelaan, Christopher C. Gatch, Henry C. Lyon, Joseph A. Oesterling, Brooks A. Robinson and William H. Weber) and each of the members of our Board of Directors (each, an “Indemnitee”), based on a form of indemnification agreement approved by our Board of Directors.

The Indemnification Agreement provides that the Company will indemnify each Indemnitee against all monetary amounts incurred by the Indemnitee, to the fullest extent permitted by law, in connection with any proceeding by reason of the Indemnitee’s status as a director, officer or agent of the Company, subject to certain exclusions as set forth in the Indemnification Agreement. Under the Indemnification Agreement, the Company will advance to the Indemnitee expenses in the event of a claim and, to the fullest extent permitted by applicable law, agrees to repay to the Indemnitee any indemnified amounts that are otherwise unavailable to the Indemnitee for any reason. The Indemnification Agreement also provides that the Company shall not enter into any settlement of any proceeding in which the Company is jointly liable with the Indemnitee unless the settlement provides for a full and final release of all claims asserted against the Indemnitee.

A copy of the form of the Indemnification Agreement is attached as Exhibit 10.2 to this report. The foregoing is a brief description of the terms and conditions of the Indemnification Agreement that are material to the Company and is qualified in its entirety by reference to Exhibit 10.2 hereto.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
10.1*	First Amendment to Credit Agreement, dated July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 7, 2007)
10.2*	Form of Indemnification Agreement
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	President, Chairman of the Board and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Chief Financial Officer

Date: November 6, 2007

Exhibit Index

Exhibit No	Description of Exhibit

10.1*	First Amendment to Credit Agreement, dated July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 7, 2007)

10.2*	Form of Indemnification Agreement

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Furnished herewith.