Form 10-K
period 2007-12-31
CBEYOND, INC.
filed 2008-02-29
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to                 .

Commission file number 000-51588

CBEYOND, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3636526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Interstate North Parkway, Suite 500 Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 424-2400

Securities registered pursuant to 12(b) of the Act:

Common Stock, $0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

As of June 30, 2007, the aggregate market value of the common stock held by non-affiliates of the registrant was $913,176,886 based on a closing price of $38.51 on the Nasdaq Global Market on such date.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on February 27, 2008
Common Stock, $0.01 par value	28,680,922

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on June 13, 2008. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CBEYOND, INC.

For the Fiscal Year Ended December 31, 2007

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report concerning our operations, cash flows and financial position, including, in particular, the likelihood of our success in expanding our business and our assumptions regarding the regulatory environment, include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions, or that include words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and similar expressions, are forward-looking statements. Although these statements are based upon reasonable assumptions, including projections of sales, operating margins, earnings, cash flow, working capital and capital expenditures, they are subject to risks and uncertainties that are described more fully in this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements represent our estimates and assumptions only as of the date of this filing and are not intended to give any assurance as to future results. As a result, you should not place undue reliance on any forward-looking statements. We assume no obligation to update any forward-looking statements to reflect actual results, changes in assumptions or changes in other factors, except as required by applicable securities laws. Factors that might cause future results to differ include, but are not limited to, the following:

•	our ability to recruit and maintain experienced management and personnel;

•	our ability to maintain or attract sufficient customers in existing or new markets;

•	the risk that we may be unable to continue to experience revenue growth at historical levels;

•	our ability to respond to increasing competition;

•	the mix and timing of services sold in a particular period;

•	pending regulatory action relating to our compliance with customer proprietary network information;

•	the timing of the initiation, progress or cancellation of significant contracts or arrangements;

•	changes in federal or state regulation or decisions by regulatory bodies that affects us;

•	the ability of our customers to meet their payment obligations;

•	general economic and business conditions;

•	changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate;

•	our ability to manage growth of our operations; and

•	rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets.

Item 1.	Business

OVERVIEW

In this document, Cbeyond, Inc. and its subsidiaries are referred to as “we”, the “Company” or “Cbeyond”.

We provide managed Internet Protocol-based, or IP-based, communications services to our target market of small businesses in select large metropolitan areas across the United States. Our services include local and long distance voice services, broadband Internet access, mobile voice and data, email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, and other communications and IT services. In January 2006, we began offering mobile voice and data services in conjunction with our landline-based services via our mobile virtual network operator, or MVNO, relationship with a nationwide wireless network provider.

Our voice services (other than our mobile voice and data services) are delivered using Voice over IP, or VoIP, technology and all of such services are delivered over our secure all-IP network, rather than over the best-efforts public Internet. Our network allows us to manage quality of service and achieve network and call reliability comparable to that of traditional phone networks.

We believe our all-IP network platform enables us to deliver an integrated bundle of communications services that may otherwise be unaffordable or impractical for our customers to obtain. We manage all aspects of our service offerings for our customers, including installation, provisioning, monitoring, proactive fault management and billing. We first launched our service in Atlanta in April 2001 and now also operate in Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit and the San Francisco Bay Area, and, beginning in the first quarter of 2008, Miami.

We reported approximately $280.0 million in revenue in 2007, as compared to $213.9 million in 2006 and $159.1 million in 2005. We reported $52.1 million and $39.5 million of adjusted EBITDA, a non-GAAP measure—see “Non-GAAP Financial Measures” — and net income of $21.5 million and $7.8 million, on a consolidated basis, in 2007 and 2006, respectively. As of December 31, 2007, we were providing communications services to 35,041 customer locations.

Our IP/VoIP network architecture. We deliver our services (other than our mobile voice and data services) over a single all-IP network using T-1 connections. This allows us to provide a wide array of voice and data services, attractive service features (such as online additions and changes), quality of service and network and call reliability comparable to that of traditional telephone networks. Unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services, we employ a single integrated network, which uses technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. We transmit our customers’ voice and data traffic over our secure private network and do not use the public Internet, which is employed by other VoIP companies such as Vonage and Skype Technologies. Our network design exploits the convergence of voice and data services and we believe requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner. Beginning in the first quarter of 2006, leveraging the flexibility of our IP network and back-office systems, we integrated mobile services with our wireline services. We currently have an arrangement with an established national mobile carrier, which provides our nationwide, privately-branded mobile service offering.

Our target market and value proposition. Our target market is businesses with 5 to 249 employees in large metropolitan cities, using four to forty-eight lines. According to 2007 Dun & Bradstreet data, there are approximately 1.4 million businesses with 5 to 249 employees in the 25 largest markets in the United States. As of December 31, 2007, we served nine of these markets and generally expect to continue opening three new markets per year and intend to establish operations in the top 25 markets in the U.S.

We provide each of our integrated packages of managed services at a competitively priced, fixed monthly fee. Certain enhanced services are available as optional add-ons, and we charge per-minute fees for long distance telephone and mobile phone usage in excess of included plan minutes. We believe that we provide a differentiated value proposition to our customers, most of which do not have dedicated in-house resources to fully address their communications requirements and who therefore value the ease of use and comprehensive management that we offer. Our primary competitors, the local telephone companies, do not generally offer packages of similar managed services to our target market. We believe that this value proposition, along with our fixed-length contracts, has been crucial to achieving our historical quarterly customer churn rate, which averaged approximately 1.1% for the year ended December 31, 2007.

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

•

Offer comprehensive packages of managed IP and mobile communications services. We seek to be the single-source provider of our customers’ wireline local and long distance voice, data and mobile communications needs. All of our customers subscribe to one of our integrated BeyondVoice packages of applications. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. All of our services (other than our mobile voice and data services) are delivered over high-capacity T-1 connections. We do not offer our local and long distance voice services, mobile or broadband Internet access applications on an unbundled basis. We offer our services, including our mobile voice and data services, only under fixed-length, flat-rate contracts. We believe that this approach results in high average revenue per customer location and a low customer churn rate. Beginning in the first quarter of 2006, we added mobile voice and data services, including wireless email, calendar, contacts and web browsing to our service offerings. We also now offer integrated mobile/wireline applications such as unified messaging, one number service and simultaneous ring. These mobile services are, and will only be, offered in conjunction with our core BeyondVoice package, and we do not plan to offer mobile services on a stand-alone basis. Rather, we offer our customers a bundled mobile and wireline offering with one bill and shared minutes across their business.

•

Increase penetration of enhanced services to our customer base. We seek to achieve higher revenue and margin per customer, increase customer productivity and satisfaction and reduce customer churn by providing enhanced services in addition to our local and long distance voice services and broadband Internet access applications. As of December 31, 2007, our average customer used a total of 6.3 applications, whether as part of a package or purchased as an additional service, compared with 5.6 applications as of December 31, 2006.

•

Focus sales and marketing resources on achieving significant market penetration. We have chosen to focus our sales and marketing efforts on achieving deep market penetration and growing market share in a limited set of markets and gradually expanding the number of markets served, rather than taking an approach that emphasized having a sales presence in significantly more markets at an earlier stage in our company's history. We believe that our targeted approach has resulted in our obtaining market share, and therefore profitability, at a faster rate and with better financial results than would have resulted from an approach that emphasized having a sales presence in significantly more markets at an earlier date. In the future, we believe that our base of existing markets will enable us to expand into new markets at a faster pace than we have in the past. In addition, because we prefer to develop and promote sales management from within, rather than hire from outside our company, our constantly growing base of successful markets provides a training ground for more management personnel that we can use to open new markets.

•

Replicate our business model in new markets. As of December 31, 2007, we operated in nine markets and generally expect to continue opening three new markets per year. Each time we expand into a new market, we adhere to the same process for choosing, preparing, launching and operating in those markets. In launching our business in each new market, we use the same disciplined financial and operational reporting system to enable us to closely monitor our costs, market penetration and provisioning of customers and maintain consistent standards across all of our markets.

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

•

Capital efficiency. We believe that our business approach requires lower capital and operating expenditures to bring our markets to positive cash flow compared to communications carriers using legacy technologies and operating processes. In addition, our deployment of capital in each of our markets is largely success based, meaning, over time, a large portion of our capital outlay is incurred incrementally as our customer base grows.

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

•

Our strong balance sheet and liquidity position. As of December 31, 2007, we had a strong balance sheet with $56.2 million in cash, cash equivalents and marketable securities and no debt. We believe that cash flows from operations and cash on hand will be sufficient to fund our capital expenditures and operating expenses, including those related to our current plans to continue opening three new markets per year. In addition, we have an open, undrawn $25.0 million revolving line of credit with Bank of America, secured by substantially all of our assets.

We believe our strategies and strengths have contributed to our financial and operating performance, including high revenue growth, attractive average revenue per customer location and low customer churn.

Our Customers

We are targeting entrepreneurial-class businesses, or those with 5 to 249 employees, in certain of the 25 largest metropolitan markets in the United States. According to 2007 Dun & Bradstreet data, there are approximately 1.4 million businesses with 5 to 249 employees in the 25 largest markets in the United States. We are focusing on these markets because of their high concentration of small businesses. We believe that focusing on these markets will allow us to maximize the resources we can apply by operating in the densest areas of small business in the United States. As of December 31, 2007, we were providing communications services to 35,041 customer locations.

Prior to joining Cbeyond, the majority of our customers received communications services from the incumbent local telephone companies, and many of these businesses had more than one provider for the basic services of local and long distance voice services and Internet access. These businesses, in most cases, did not receive the focus and personalized attention that larger enterprises enjoy and often lagged behind larger businesses in the adoption of productivity-enhancing and cost-effective service offerings.

The small businesses we target typically lack affordable access to a T-1 broadband connection and typically do not have dedicated in-house resources to manage their communications needs. A majority of our customer base uses 5 to 8 local voice lines, although the larger size customers in our range represent an increasing percentage of the total. Because we focus solely on small businesses, no single customer or group of customers represents a significant percentage of our customer base or revenues. Similarly, no single vertical customer segment represents a significant percentage of our base. Our largest customer sectors are professional services, which includes physicians, legal offices, banking institutions, consulting firms, accounting firms and real estate services. Each of these individually represents less than 5% of our customer base.

Our Managed Service Offerings

Integrated Service Offerings

We offer integrated managed communications services through our BeyondVoice packages, which are provided over one to three dedicated T-1 connections. The BeyondVoice packages are essentially a single basic product offered in three sizes, depending on the customer’s size and need for bandwidth:

	BeyondVoice I	BeyondVoice II	BeyondVoice III
Customer profile	Businesses with 4 to 15 lines (typically 4 to 30 employees)	Businesses with 16 to 24 lines (typically 31 to 100 employees)	Businesses with 36 to 48 lines (typically 101 to 249 employees with high bandwidth needs)

Broadband connection	One dedicated T-1 connection	Two dedicated T-1 connections	Three dedicated T-1 connections

Number of voice lines	6 6 landlines (or) 5 landlines + 1 mobile line (or) 4 landlines + 2 mobile lines	16	36

Included local minutes per month	Unlimited	Unlimited	Unlimited

Included domestic long distance minutes per month	1,500	3,000	9,000

Internet access	Speed up to 1.5 Mbps; unlimited monthly usage	Speed up to 3.0 Mbps; unlimited monthly usage	Speed up to 4.5 Mbps; unlimited monthly usage

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

Enhanced Services

In addition to the applications offered in our BeyondVoice packages, we currently offer other services, which include voicemail, email, unified messaging, web hosting, virtual private network, BeyondMobile, BeyondOffice, secure backup and file sharing, fax-to-email, and other applications and features. In the future, we plan to offer other applications, such as network security, secure desktop, integrated mobile/wireline applications, one number service and simultaneous ring. Our enhanced services are sold on an a la carte basis to subscribers of our BeyondVoice bundled packages.

Sales and Marketing

Overview

Our sales force targets small businesses that have 5 to 249 employees. We believe that the traditional local telephone companies have not concentrated their sales and marketing efforts on this business segment. Our direct sales representatives meet face-to-face with customers each day as part of a transaction-oriented, but personalized and consultative, selling process. We adhere to the same sales and operating procedures in every market we enter. We track the performance of our sales team by maintaining detailed activity measurements in each of our markets.

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

Sales Channels

Direct Sales. The cornerstone of our sales efforts is our direct sales force. At full staffing, we generally target 50 to 60 sales representatives per market. Our direct sales force accounted for approximately 78.9% of our year to date sales through December 31, 2007.

We believe we have a distinctive approach to recruiting and training our direct sales representatives which ensures a uniform sales approach and a consistent measure of revenue targets. We typically recruit individuals without prior telecommunications sales experience so that we can exclusively provide all of their formal training. The ongoing nature of our training is an essential part of our business strategy. We require our sales personnel to maintain a regimented daily schedule of training, appointment setting and face-to-face meetings with customers.

A substantial part of the compensation for our sales force is based on commission. We reinforce our clear expectations of success through a system of increasing quotas and advancement for those who succeed. We promote from within, where possible, and develop our own sales management talent from promising sales representatives, who have the opportunity to advance as we grow.

Indirect Sales. We supplement our direct sales force with our channel partners, who leverage their pre-existing business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other IT and telecommunications consultants to small businesses. As compensation for their services, our channel partners receive ongoing residual payments on their sales. Our channel partners contributed approximately 21.1% of our year to date sales through December 31, 2007.

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

Marketing and Advertising

We focus our marketing resources on our direct and indirect sales efforts and programs that support those efforts. We market ourselves as “the last communications company a small business will ever need.” We have launched a focused marketing campaign of targeted print and online media. Our marketing local print media, industry specific print media and online advertising expenses for the year ended December 31, 2007 were $2.7 million.

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

Installation

We employ a team of service coordinators in each of our markets to handle the order entry and customer installation process. A centralized circuit provisioning and customer activation group takes responsibility for ensuring that T-1 circuits from the local telephone company to the customer’s location are provisioned correctly and on time, together with local number portability and the appropriate features and applications ordered by the customer. We seek to provision our BeyondVoice I customers within 30 calendar days, our BeyondVoice II within 40 calendar days and our BeyondVoice III customers within 60 calendar days. Our automated processes allow us to reduce the time and human intervention necessary to fill our circuit orders with the local telephone company. Currently, a majority of all circuit orders receive a firm order commitment from the local telephone company with no human intervention in less than 24 hours from submission. Once an order is submitted, an outsourced technician is dispatched to the customer’s location to install the integrated access device, to connect the customer’s equipment to our network, and to activate and test the services. After installation of the integrated access device, new services added by the customer will work with the customer’s existing equipment and require no further equipment changes or capital expenditures.

Billing

We bill all of our customers electronically. Our customers receive their billing information via email. Full billing detail and analytical capabilities are available to our customers on the web through our Cbeyond Online website. We do not send any paper bills. In addition, over 39.5% of our customers pay us online, either via credit card, electronic funds transfer, or automatic account debit. Because we employ flat-rate billing in advance, customers are able to budget their costs, billing is simplified and errors are kept to a minimum. Because billing-related calls are often the largest percentage of calls to customer care among communications service providers, our approach to billing greatly reduces the amount of resources needed in our customer care organization.

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

While the majority of our new customers still connect to our service via their existing analog premise equipment, over the past several years, we have observed a steady increase in the deployment of IP-based phone systems in the small business market. According to several industry analysts, the sales of IP-based phone systems have surpassed that of the traditional TDM phone systems. Many of these IP-based phone systems, or IP-PBXs, use a standards-based and highly flexible protocol called session initiation protocol, or SIP, and provide significant cost savings and increased functionality. One of the key benefits for many small businesses is that they now have access to direct inward dial, or DID, capability. DIDs allow each employee to have their own direct phone number and not just an extension. The availability of DIDs allows the end user to take advantage of many productivity enhancing applications such as unified messaging, auto attendant, integrated voicemail, selective call routing and much more.

In early 2005, we began offering our BeyondVoice with SIPconnect service that allows customers to connect their IP-PBX to our integrated access device directly via SIP rather than traditional analog or digital. Direct SIP peering between a customer’s IP-PBX and our VoIP network eliminates the need for the customer to purchase a TDM gateway; significantly reducing their hardware investment. SIP peering also eliminates the VoIP to TDM conversions which reduces the voice traffic latency, thereby increasing the voice quality. End-to-end SIP signaling and a pure IP bearer path lay the foundation for richer communication services than offered by the public switched telephone network today, which are essential to the future of packet-based communications and the delivery of productivity enhancing applications.

The main advantage of our IP network architecture is its low cost structure relative to traditional circuit-switched networks. Our more efficient single-network approach enables us, relative to the historical experiences of legacy carriers, to:

•	buy fewer network components (and at lower cost);

•	lease fewer telecommunications circuits;

•	employ fewer staff;

•	rent less collocation space;

•	incur lower maintenance costs; and

•	integrate fewer support systems.

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

We organize our network into three groupings of equipment and circuits for purposes of network management and quality measurement:

•	the core network, which is located in our data centers and primarily comprises softswitches, backbone routers and media and feature servers;

•	the distribution network, which includes collocation equipment such as T-1 aggregation routers and trunking gateways, as well as DS-3 transport circuits; and

•	the access network, which comprises the T-1 local loops and integrated access devices that connect customers’ equipment to our extended network.

Our software monitors network quality and tracks potential problems by monitoring each of these network groupings.

The largest single monthly expense associated with our network is the cost of leasing T-1 circuits to connect to our customers. We lease T-1s primarily from the local telephone companies on a wholesale basis using unbundled network element, or UNE, loops or enhanced extended links. An UNE enhanced extended link consists of a T-1 loop connected to the interoffice transport unbundled network element. This design allows us to obtain the functionality of a T-1 loop without the need for collocation in the local telephone company’s serving office. We are able to take advantage of T-1 UNE loop and UNE enhanced extended links and the associated cost-based pricing of each because we meet certain qualifying criteria established by the Federal Communications Commission, or the FCC, for use of these services and because we have built the processes and systems to take advantage of these wholesale circuits, in contrast to many competitive carriers, which lease T-1 circuits under special access, or retail, pricing. As a result of regulatory changes adopted via the FCC’s Triennial Review Remand Order, or TRRO, we are required to lease T-1 circuits under special access pricing when serving customers in certain geographical areas within the cities we serve. See “Government Regulation.”

We employ these wholesale T-1 circuits as follows:

•

UNE loops. A UNE loop is the facility that extends from the customer’s premises to our equipment collocated in the local exchange company end-office that serves that customer location. We employ UNE loops when we have a collocation in the central office that serves a customer. We use high-capacity T-1 unbundled loops to serve our customers.

•

Enhanced extended links. An enhanced extended link is a combination of an unbundled T-1 loop and an associated T-1 transport element that are joined together by the local telephone company at the end-office serving the customer location. This allows us to obtain access to customer premises without having a collocation at the serving central office. The current FCC rules require local telephone companies to provide T-1 enhanced extended links to carriers subject to certain local use criteria, which we meet. Once we achieve sufficient density from a remote office, we deploy a dedicated DS-3 transport and regroom the T-1 transport elements onto the DS-3 and remove the T-1 transport elements.

Historically, approximately half of our circuits were provisioned using UNE loops and half using enhanced extended links. Our monthly expenses are significantly less when using UNE loops rather than enhanced extended links, but UNE loops require us to incur the capital expenditures of central office collocation equipment. Both UNE loops and enhanced extended links are substantially less expensive for us than special access circuits. We lease DS-3 circuits from local telephone companies or competitive carriers to carry traffic from the end-office collocation to our equipment in a tandem wire center collocation. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch a market with several collocations and add collocations as the business grows. For example, in Atlanta, our most mature market, we had 15 collocations at the time of our initial public offering in November 2005 and 25 collocations as of December 31, 2007.

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

Relationship with Cisco Systems

Cisco Systems, Inc., or Cisco Systems, supplies the majority of our VoIP network technology. When we began our business in 2000, we evaluated a number of softswitch technologies and VoIP platforms. As a result, we determined that Cisco Systems’ softswitch represented the most advanced softswitch for our needs, incorporating business-class features that business users require with a higher degree of reliability and sophistication than other competing technologies. In addition, we chose a single-vendor solution in an effort to mitigate the risk of integrating equipment from multiple vendors in a relatively new technology. We believe that the risk of integrating competing products has greatly diminished, and we will deploy those products with the best combination of price and performance going forward, whether from Cisco Systems or competing manufacturers.

Competition

As a managed services provider in the communications industry, we broadly compete with companies that could provide both voice and enhanced services to small businesses in our markets.

As a provider of voice services, our primary competitors are the incumbent local phone companies: Qwest in Denver and AT&T in Atlanta, Dallas, Detroit, Houston, Chicago, Los Angeles, San Diego, and the San Francisco Bay Area. Based on information provided by our customers at the time of activation, approximately 67.4% of our customers used an incumbent local telephone company for local telephone service prior to signing with us, and the remainder used competitive local telephone companies. Many of our customers, prior to joining with us, used multiple vendors for local and long distance voice services and broadband Internet access and have enjoyed the convenience of a sole-sourced service since signing with us. In addition to the local telephone companies, we compete with other competitive carriers in each of our markets. These competitive carriers include Covad Communications Group, Inc., XO Communications, LLC, NuVox Communications, PAETEC, Integra Telecom, Inc., and ITC^Deltacom, Inc., among many others. Certain of these competitive carriers have adopted VoIP technology similar to that employed by us, and in the future we expect others to do so.

In addition, there are other providers using VoIP technology, such as Vonage Holdings Corp., Skype Technologies SA, a subsidiary of eBay, Inc., deltathree, Inc. and 8x8, Inc., which offer service using the public Internet to access their customers. We do not currently view these companies as our direct competitors because they primarily serve the consumer market and businesses with fewer than four lines. Certain cable television companies, such as Cox Communications, Inc., Comcast Cable Communications, Inc., TimeWarner Cable, Inc. and Cablevision Systems Corp., have deployed VoIP primarily to address consumers and to compete better against local telephone companies for residential customers, although each of these companies also offers packaged services to small business customers. We expect that, in the future, other companies may be formed to take advantage of our VoIP-based business model. Existing companies may also expand their focus in the future to target small business customers. In addition, certain utility companies have begun experimenting with delivering voice and high speed data services over power lines.

In connection with our BeyondMobile offering, we compete with national wireless phone companies, such as AT&T, Sprint Nextel Corporation, T-Mobile USA, Inc. and Verizon Wireless, as well as regional wireless providers.

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

Congress, the FCC and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. Several bills have been introduced regarding telecommunications issues such as the FCC’s power to forbear from enforcing its regulations, but none would have any impact on our right to purchase UNEs. While negative federal legislation is always a possibility, we believe it unlikely that any such negative legislation will be passed by Congress in 2008. The FCC’s current rules, as established in the August 2003 “Triennial Review Order” and subsequent orders discussed below, establish the general framework of regulation that allows us to purchase the UNEs that we buy. In addition, some of the changes under consideration by Congress, the FCC and state regulators may affect our competitors differently than they affect us. For example, the FCC’s elimination of the UNE-P rules several years ago affected resale carriers that seek to compete against us, but elimination of those rules did not affect us, because we never relied on UNE-P as a part of our business model. Changes in the universal service fund may affect the fees we are required to pay to contribute to funding this program, but since we and our competitors generally pass these fees through to customers, we expect any changes to have minimal competitive effect. Similarly, we do not expect changes in inter-carrier compensation rules to have a material effect on us because we derive the vast majority of our revenues directly from our customers, rather than from other carriers. Reciprocal compensation for termination of local calls is not a significant source of revenue, and we derive relatively little revenue from access charges for origination and termination of long distance calls over our network. The Colorado commission is examining certain UNE rates which may include a review of T-1 and DS-3 UNEs. If these UNEs are included in the docket, it is possible that we would be subject to future rate increases.

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

The Telecom Act is intended to increase competition. Specifically, the Telecom Act opens the local services market by requiring incumbent local exchange carriers to permit interconnection to their networks and establishing incumbent local exchange carrier obligations with respect to interconnection with the networks of other carriers, provision of services for resale, unbundled access to elements of the local network, arrangements for local traffic exchange between both incumbent and competitive carriers, number portability, access to phone numbers, access to rights-of-way, dialing parity and collocation of communications equipment in incumbent central offices. Incumbent local exchange carriers are required to negotiate in good faith with carriers requesting any or all of these arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, incumbent local exchange carriers remain subject to interconnection obligations established by the FCC and state communications regulatory commissions.

The Telecom Act also permitted a regional Bell operating company to enter the long distance market within its local telephone service area upon showing that certain statutory conditions set forth in Section 271 of the Telecom Act have been met and upon obtaining FCC approval. The FCC has approved regional Bell operating company petitions for in-region long distance for every state in the nation, and each regional Bell operating company is now permitted to offer long distance service to its local telephone customers. The FCC subsequently relieved the Regional Bell Operating Companies, or RBOC, of some of the conditions imposed for Section 271 long distance approval, including in particular conditions that impose obligations to provide access to broadband (although not T-1) UNEs beyond what the FCC has required in its Triennial Review Order, or TRO, and Triennial Review Remand Order, or TRRO, which are discussed below in more detail. As a result of the state commission reviews to implement the FCC’s TRO/TRRO decisions, some states (e.g., Georgia and Illinois) adopted rules to implement the requirement that RBOCs provide competitors with access to network elements pursuant to section 271 or—in the case of Illinois—pursuant to state law. Some states, like Georgia and Illinois, have also adopted rules setting the rates that an RBOC must charge for such network elements. The FCC is currently considering whether to preempt such state regulation of UNEs offered exclusively under Section 271, but the rules are not faring well in various federal court appeals: federal district courts in Atlanta and Chicago recently declared that the Georgia and Illinois Public Service Commissions lacked the authority to set rates for 271 or similar state-based network elements.

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

We expect that access to T-1 loops serving current and new customer locations will continue to be available to us regardless of future changes in the FCC rules, although not necessarily at current prices. All incumbent local exchange carriers are required, independent of the UNE rules, to offer us some form of T-1 loop and transport services. It is possible that the FCC may establish rates for some of these services at levels that are comparable to current UNE rates, or that we may be able to negotiate reasonable prices for these services through commercial negotiations with incumbent local exchange carriers. However, we cannot be assured that either of these possibilities will occur. If all other options were unavailable, we would be required to pay special access rates for these services. These rates are substantially higher than the rates we pay for UNEs.

SBC/AT&T and Verizon/MCI merger proceedings. In late 2005, the FCC and DOJ approved the mergers of SBC with AT&T and Verizon with MCI. The FCC, however, placed certain conditions on its approval of the mergers. Significantly, the FCC froze UNE pricing for two years and special access pricing for thirty months at current rates. The FCC, however, further ruled that UNE rates under appeal at the time of the conditions are exempt from this provision if higher rates are ultimately required. The Texas rates are still under appeal. If higher rates are ultimately ordered, the rate freeze would not apply.

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

Special Access proceeding. In January 2005, the FCC released a Notice of Proposed Rulemaking to initiate a comprehensive review of rules governing the pricing of special access service offered by incumbent local exchange carriers subject to price cap regulation (including BellSouth, AT&T, Qwest, Verizon and some other incumbent local exchange carriers). To the extent we are no longer able to obtain certain T-1 loops and DS-3 transport circuits as UNEs, we may choose to obtain equivalent circuits as special access, in which case our costs will be determined by the incumbent local exchange carriers’ special access pricing. Special access pricing by the major incumbent local exchange carriers currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The Notice of Proposed Rulemaking tentatively concludes that the

FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but the FCC will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The Notice of Proposed Rulemaking also asks for comment on whether certain aspects of incumbent local exchange carrier special access tariff offerings (e.g. basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. We cannot predict the impact, if any, that this proceeding will have on our cost structure.

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

Forbearance proceedings. On March 19, 2006, a Verizon Petition for Forbearance from Title II regulation and other requirements for broadband transmission facilities used to serve large business customers was granted by default as a matter of law due to inaction by the FCC. Thus Verizon has now been relieved of common carrier obligations for these broadband transmission facilities. While the instant relief granted does not have a direct impact on the UNE facilities used by us and appears not to apply to T-1 or DS-3 circuits, it will impact access rights to higher capacity transmission facilities in the future. All appeals associated with the default grant have been denied, and the grant is now final.

Following the default grant of the Verizon petition, AT&T, Qwest, and BellSouth requested the same relief as that extended to Verizon. AT&T and BellSouth were granted the requested relief. The Qwest petition remains pending. The relief granted to AT&T and BellSouth does not have a direct impact on the UNE T-1, UNE DS-3 or special access facilities we use but will impact access rights to higher capacity transmission facilities in the future. The relief requested in the pending Qwest petition should not have a direct impact on the UNE T-1, UNE DS-3 or special access facilities we use but would impact access rights to higher capacity transmission facilities in the future.

On September 6, 2006, Verizon filed six petitions with the FCC requesting forbearance from the FCC’s unbundling rules. Specifically, Verizon seeks the elimination of all loop and transport unbundling requirements and of dominant carrier regulation for switched access service in Pittsburgh, New York, Boston, Providence, Virginia Beach and Philadelphia. As the basis for its request, Verizon relies upon a decision made in 2005 by the FCC that relieved Qwest of its unbundling obligations in the Omaha MSA and of its dominant carrier status and obligations based on the level of cable penetration in that market. In that proceeding, the FCC eliminated Qwest’s obligation to offer loop and transport UNEs under §251 of the Telecommunications Act of 1996 (the “Act”) in nine wire centers in the Omaha metropolitan statistical area, or MSA, in which the local cable operator has a specified level of facilities build-out. In the same proceeding, the FCC also reaffirmed Qwest’s obligation to continue providing those UNEs under §271 of the Act. The net impact of this FCC action did not eliminate the availability of UNEs in Omaha, but it did make them more expensive. On December 5, 2007, the FCC denied each of the six Verizon petitions in their entirety.

On April 30, 2007, Qwest filed similar forbearance petitions covering Denver, Minneapolis, Phoenix and Seattle. The FCC must act on these petitions by mid-2008.

Despite the recent denials of LEC forbearance petitions (and subject to significant merger-related limitations operating to constrain AT&T forbearance activity until mid-2011), we think there remains a possibility that the regional Bell operating companies and other Incumbent Local Exchange Carriers (ILEC’s) may file additional forbearance petitions in the future seeking elimination of unbundling requirements in other MSAs. We are not aware of wire centers in any MSA in which we currently offer or plan to offer service that would meet the apparent standard for UNE elimination applied in previous forbearance proceedings. Depending on the future levels of facilities-based deployment in the markets at issue, however, such forbearance petitions could eventually raise the prices that we pay for T-1 loops, EELs, and other UNE facilities currently made available under §251 of the Act. Further, additional grants of forbearance in markets where we do not currently have facilities could cause us to adjust or modify plans for expansion into those markets.

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

We are also subject to federal and state rules and regulations pertaining to CPNI. In connection with these rules and regulations, the FCC has initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance began on February 1, 2006. On April 21, 2006, the FCC issued a Notice of Apparent Liability which became part of ongoing discussions between us and the FCC regarding our potential noncompliance with several administrative record-keeping rules. On October 9, 2007, this matter came to a close when we entered into a consent decree with the FCC, whereby we made a payment of $0.2 million to the United States Treasury. We had accurately estimated and recorded this liability in prior periods.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in California, Colorado, Georgia, Illinois, Texas, Michigan and Florida, as well as in eight other states where we are not yet operational. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

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

State commissions are in the process of implementing the TRO and TRRO by conducting proceedings to interpret the TRO/TRRO requirements for purposes of amending the interconnection agreements as required by the TRRO. Many of these proceedings have concluded for the most part; however, various sub-issues remain under review and decisions are still subject to petitions for reconsideration and appeals in many cases. As such, the orders are not final and changes could occur that would impact the rulings of the state commissions. As a part of the TRRO implementation proceedings, many states are also requiring incumbent local exchange carriers to provide access to the network elements required under Section 271 and in some cases are conducting investigations to provide pricing of 271 network elements. State rulings on our rights to access 271 network elements and the pricing of 271 elements will also be subject to appeals and possibly FCC intervention. California, Georgia, Illinois and Texas have addressed 271 access rights in the context of the TRRO proceedings, but only Georgia set rates for 271 network elements, a decision that was subsequently overturned by a United States District Court. This decision will result in higher access rates for us for a small percentage of circuits that we purchase from BellSouth, but the court explicitly stated that BellSouth may not issue backbills for the period of time during which we were paying lower rates.

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

Intellectual Property

We do not own any patent registrations, applications, or licenses. We maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold several federal trademark registrations, including:

•	Cbeyond®;

•	BeyondVoice®;

•	BeyondOffice®;

•	BeyondMobile®;

•	The last communications company a small business will ever need® ; and

•	Cbeyond Logo.

Employees

At December 31, 2007, we had 1,187 employees. None of our employees are represented by labor unions. We believe that relations with our employees are good.

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

We have grown our business by entering new geographical markets, and we plan to continue opening three new markets per year. Although we expanded into 3 markets in 2007, there is no guarantee we will be able to maintain our past growth. Our success in expanding to new markets depends on the following factors:

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

We experienced an annual growth rate in customer locations of 28.2% as of December 31, 2007 from December 31, 2006. We may not experience this same growth rate in the future, or we may not grow at all, in our current markets. Future growth in our existing markets may be more difficult than our growth has been to date due to increased or more effective competition in the future, difficulties in scaling our business systems and processes or difficulty in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers. Failure to continue to grow our customer base at historic rates would result in a corresponding decrease in the rate of our revenue growth.

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

In 2005, Verizon announced its merger with MCI, and SBC announced its merger with AT&T, with the combined company being renamed AT&T. In late 2006, AT&T and BellSouth completed the merger of their two companies. While we believe that, at least in the short term, this increasing consolidation in the communications industry will result in a greater focus on the part of our competitors on the large enterprise and consumer markets, the increased size and market power of these companies may have adverse consequences for us. These competitors could focus their large resources, in the future, on regaining share in the small business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes would have a harmful effect on our future financial results.

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

Our continued success depends on the scalability of our systems and processes. As of December 31, 2007, none of our individual market operations have supported levels of customers substantially in excess of 8,500, and our centralized systems and processes have not supported more than approximately 35,000 customer locations. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. In addition, our growing managed services profile, including our new mobile services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such new services into our existing operations. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.

We depend on local telephone companies for the installation and maintenance of our customers’ T-1 access lines and other network elements and facilities.

Our customers’ T-1 access lines are installed and maintained by local telephone companies in each of our markets. If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. Since inception, we have experienced routine delays in the installation of T-1 lines by the local telephone companies to our customers in each of our markets, although these delays have not yet resulted in any material impact to our ability to compete and add customers in our markets. Any work stoppage action by employees of a local telephone company that provides us services in one of our markets could result in substantial delays in activating new customers’ lines and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities, and we utilize certain of their network elements. Failure of these elements or damage to a local telephone company’s collocation facility would cause disruptions in our service.

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

Some of our services are dependent on facilities and systems maintained by or equipment manufactured by third parties over which we have no control, the failure of which could cause interruptions or discontinuation of some of our services, damage our reputation, cause us to lose customers and limit our growth.

We provide some of our existing services, such as email and web hosting, by reselling to our customers services provided by third parties, and beginning in the first quarter of 2006, we started offering mobile options integrated with our existing services by reselling mobile services provided by an established national third-party mobile carrier and reselling mobile equipment manufactured by third parties. We do not have control over the networks and other systems maintained by these third parties or their equipment manufacturing processes, facilities or supply chains. If our third-party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us or we may not be able to supply the needed mobile equipment. Any service interruptions experienced by our customers could negatively impact our reputation, cause us to lose customers and limit our ability to attract new customers.

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

The T-1 connections we provide to our customers are leased primarily from our competitors, the local telephone companies. The rules of the FCC, adopted under the Telecommunications Act of 1996, generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible, though we believe unlikely, that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates. In addition, a court decision in late 2004 led the FCC to eliminate our right to purchase connections at wholesale prices based on incremental costs in some situations. Therefore, the costs we incur to obtain some of these T-1 connections increased.

Our rights of access to the facilities of local telephone companies may also change as a result of future regulatory decisions, including forbearance petitions as well as court decisions. Although AT&T is prevented by merger conditions placed on it by the FCC from filing forbearance petitions related to UNE availability until at least mid-2010, Qwest is under no such restriction and in fact filed a forbearance petition with the FCC on April 27, 2007 seeking to escape unbundling requirements in Denver, Colorado, where we do business. In December 2007, the FCC denied a similar request from Verizon regarding New York, Philadelphia, Virginia Beach, Pittsburg, Providence and Boston. Should the Denver petition be granted in whole or in part, our access to UNE availability in Denver would be diminished, which may lower our margins in Denver.

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

The FCC is also considering changing its rules for calculating incremental cost-based rates, which could result in either increases or decreases in our cost to lease these facilities. Significant increases in wholesale prices, especially for the loop element we use most extensively, could materially harm our business

The FCC is reexamining its policies towards VoIP and telecommunications in general. New or existing regulation could subject us to additional fees or increase the competition we face.

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

We are also subject to federal and state rules and regulations pertaining to CPNI. In connection with these rules and regulations, the FCC initiated a series of investigations regarding the CPNI practices of individual companies, including ours. The FCC’s investigation of our CPNI compliance has been resolved; however, it is possible there may be additional investigations in the future that may result in fines or assessments.

Regulatory decisions may also affect the level of competition we face. Reduced regulation of retail services offered by local telephone companies could increase the competitive advantages those companies enjoy, cause us to lower our prices in order to remain competitive or otherwise make it more difficult for us to attract and retain customers.

Our customer churn rate may increase.

Customer churn occurs when a customer discontinues their service with us, whether due to going out of business or switching to a competitor. Changes in the economy, as well as increased competition from other providers, can both impact our customer churn rate. We cannot predict general economic conditions. Nor can we predict future pricing by our competitors, but we anticipate that aggressive price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. Although our customer churn rate was approximately 1.0% per month for the years ended December 31, 2005 and 2006 and also for the first half of 2007, our churn has recently increased to 1.1% in the third quarter of 2007 and to 1.4% in the fourth quarter of 2007. We believe this elevated churn is due to general economic factors. We also believe churn will continue to be elevated through at least the first quarter of 2008. While we believe churn may be reduced in future periods, there is no assurance that this will occur, as we cannot predict the effects or duration of the current economic downturn. Higher customer churn rates could adversely impact our revenue growth. A sustained and significant growth in the churn rate could have a material adverse effect on our business.

We obtain the majority of our network equipment and software from Cisco Systems, Inc. Our success depends upon the quality, availability and price of Cisco’s network equipment and software.

We obtain the majority of our network equipment and software from Cisco Systems. In addition, we rely on Cisco Systems for technical support and assistance. Although we believe that we maintain a good relationship with Cisco Systems and our other suppliers, if Cisco Systems or any of our other suppliers were to terminate our relationship or were to cease making the equipment and software we use, our ability to maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure you that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired. In addition, our success depends on our obtaining network equipment and software at affordable prices. Significant increases in the price of these products would harm our financial results and may increase our capital requirements.

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

We use software technology developed internally and by third-party vendors, and hardware technology developed by third-party vendors. We or any of these vendors could be subject of a lawsuit alleging a violation of the intellectual property of third parties.

We have created software systems, purchased software from third-party vendors and purchased hardware from third-party vendors. Our contracts with these vendors provide indemnification for Cbeyond should any entity allege that Cbeyond is violating its intellectual property. Should an entity bring suit or otherwise pursue intellectual property claims against us based on its own technology or the technology of third-party vendors, the result of those claims could be to raise our costs or deny us access to technology currently necessary to our network or software systems.

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

We have not been profitable in the past and we may not continue to be profitable in the future.

We have experienced losses in the past. For the year ended December 31, 2005, we recorded a net loss of approximately $0.3 million (excluding the gain of $4.1 million from the payoff of our debt). Although we recorded net income of $21.5 million and $7.8 million for the years ended December 31, 2007 and 2006, respectively, this does not guarantee positive income in the future.

Risks Related To Our Common Stock

Future sales of shares by existing stockholders or issuances of our common stock by us could reduce our stock price.

If our existing stockholders sell substantial amounts of our common stock in the public market or we issue additional shares of common stock, par value $0.01 per share, the market price of our common stock could decline.

We may also issue shares of our common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we issue may in turn be significant. In addition, we may grant registration rights covering those shares in connection with any such acquisitions and investments.

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

We lease a 124,227 square-foot facility for our corporate headquarters in Atlanta. We also lease data center facilities in Atlanta and in Dallas as well as sales office facilities in each of our markets outside of Atlanta. Our total rental expenses for the year ended December 31, 2007 were approximately $0.6 million for our collocation and data center facilities and approximately $4.4 million for our offices. We do not own any real estate. Our management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional data center facilities and sales office facilities.

	Corporate	Atlanta	Dallas	Denver	Houston	Chicago	Los Angeles	San Diego	Detroit	San Francisco Bay Area	Miami	Total
Corporate Headquarters	124,227	—	—	—	—	—	—	—	—	—	—	124,227
Branch Offices	—	17,280	21,966	21,060	18,770	19,414	22,366	15,274	16,526	17,269	15,748	185,673
Data Centers	—	7,768	5,105	—	—	—	—	—	—	—	—	12,873

Total	124,227	25,048	27,071	21,060	18,770	19,414	22,366	15,274	16,526	17,269	15,748	322,773

Lease Term End Date (1)	June 2016	June 2016	October 2013	April 2013	March 2013	May 2015	May 2013	February 2015	November 2013	December 2014	June 2015

(1)	Represents the term date of the most significant lease for each respective market.

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

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We believe that we have adequately reserved for these liabilities and that, as of December 31, 2007, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “CBEY.” Prior to November 2, 2005, no established public trading market for our common stock existed.

As of February 27, 2008, there were approximately 86 holders of record of shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq Global Market:

	Market Prices
	High	Low
Calendar Year 2006
First quarter	$18.00	$9.45
Second quarter	$24.80	$15.98
Third quarter	$28.40	$16.69
Fourth quarter	$34.48	$26.26

Calendar Year 2007
First quarter	$32.84	$26.80
Second quarter	$40.80	$29.05
Third quarter	$42.93	$34.34
Fourth quarter	$46.51	$37.07

As of February 27, 2008, the closing price of our common stock was $17.42.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We issue our employees share-based awards under our 2005 Equity Incentive Award Plan (the “2005 Plan”), which has been approved by our stockholders. The following table provides information as of December 31, 2007 regarding outstanding options and shares reserved for future issuance under the 2005 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
2005 Equity Incentive Award Plan	1,762,858	$20.32	1,266,641
2002 Equity Incentive Award Plan(1)	1,710,452	$7.37	—
2000 Equity Incentive Award Plan(1)	2,486	$13.95	—
Equity compensation plans not approved by security holders	—	—	—

Total	3,475,796	$13.94	1,266,641

(1)	Shares remaining for issuance under the 2002 Equity Incentive Award Plan and the 2000 Equity Incentive Award Plan were rolled into the 2005 Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Transfer Agent and Registrar

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The statement of operations data for the years ended December 31, 2007, 2006 and 2005, and the balance sheet data as of December 31, 2007 and 2006, are derived from, and are qualified by reference to, the audited financial statements and notes thereto included elsewhere in this Form 10-K. The statement of operations data for the years ended December 31, 2004 and 2003, and the balance sheet data as of December 31, 2005, 2004 and 2003, are derived from the audited financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands)
Statement of Operations Data:
Revenue	$280,034	$213,886	$159,097	$113,311	$65,513
Operating expenses:
Cost of revenue (exclusive of $21,732, $21,463, $20,038, $17,611 and $12,947 depreciation and amortization, respectively)	84,459	64,294	47,161	31,725	21,815
Selling, general and administrative (exclusive of $9,074, $5,733, $4,122, $5,036, and $8,324 depreciation and amortization, respectively)	153,456	114,408	86,453	65,159	48,085
Public offering expenses	2	945	—	1,103	—
Depreciation and amortization	30,806	27,196	24,160	22,647	21,271

Total operating expenses	268,723	206,843	157,774	120,634	91,171

Operating income (loss)	11,311	7,043	1,323	(7,323)	(25,658)
Other income (expense):
Interest income	2,700	1,919	1,325	637	715
Interest expense	(252)	(163)	(2,424)	(2,788)	(2,333)
Gain from write-off of carrying value in excess of principal	—	—	4,060	—	—
Loss on disposal of property and equipment	(1,164)	(601)	(539)	(1,746)	(1,986)
Other income (expense), net	—	12	(9)	(236)	(220)

Income (loss) before income taxes	12,595	8,210	3,736	(11,456)	(29,482)
Income tax benefit (expense)	8,903	(430)	—	—	—

Net income (loss)	$21,498	$7,780	$3,736	$(11,456)	$(29,482)

	As of or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(dollars in thousands, except per share data and ARPU)
Balance Sheet Data (at period end):
Cash and cash equivalents	$56,174	$34,113	$27,752	$22,860	$5,127
Marketable securities	—	9,995	10,170	14,334	21,079
Working capital	21,071	15,903	13,203	8,776	2,240
Total assets	198,362	144,393	114,832	99,203	87,048
Long-term debt, including current portion	—	—	—	70,331	67,628
Convertible preferred stock	—	—	—	78,963	54,835
Stockholders’ equity (deficit)	127,318	91,108	74,586	(73,573)	(55,311)
Other Financial Data:
Capital expenditures (1)	57,534	43,867	29,766	23,741	26,205
Net cash provided by (used in) operating activities	61,808	43,660	29,647	13,468	(5,895)
Net cash provided by (used in) investing activities	(45,089)	(41,294)	(17,473)	(3,512)	4,625
Net cash provided by (used in) financing activities	5,342	3,995	(7,282)	7,777	927
Net income (loss) per common share, basic	$0.77	$0.29	$(1.16)	$(143.71)	$(310.75)
Net income (loss) per common share, diluted	$0.72	$0.27	$(1.16)	$(143.71)	$(310.75)
Weighted average common shares outstanding, basic	27,837	26,951	4,159	129	115
Weighted average common shares outstanding, diluted	29,989	28,971	4,159	129	115
Non-GAAP Financial Data:
Total adjusted EBITDA (2)	$52,108	$39,539	$25,807	$16,802	$(4,366)
Average monthly revenue per customer location	$748	$747	$756	$774	$771

(1)	Represents cash and non-cash purchases of property and equipment on a combined basis.
(2)	Adjusted EBITDA is not a substitute for operating income, net income, or cash flow from operating activities as determined in accordance with generally accepted accounting principles, or GAAP, as a measure of performance or liquidity. See “Non-GAAP Financial Measures” for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth a reconciliation of total adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Reconciliation of total adjusted EBITDA to net income (loss):
Total adjusted EBITDA for reportable segments	$52,108	$39,539	$25,807	$16,802	$(4,366)
Depreciation and amortization	(30,806)	(27,196)	(24,160)	(22,647)	(21,271)
Non-cash share-based compensation	(9,989)	(4,355)	(324)	(375)	(21)
Public offering expenses	(2)	(945)	—	(1,103)	—
Interest income	2,700	1,919	1,325	637	715
Interest expense	(252)	(163)	(2,424)	(2,788)	(2,333)
Gain from write-off of carrying value in excess of principal	—	—	4,060	—	—
Loss on disposal of property and equipment	(1,164)	(601)	(539)	(1,746)	(1,986)
Other income (expense), net	—	12	(9)	(236)	(220)

Income (loss) before income taxes	12,595	8,210	3,736	(11,456)	(29,482)
Income tax benefit (expense)	8,903	(430)	—	—	—

Net income (loss)	$21,498	$7,780	$3,736	$(11,456)	$(29,482)

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

•

non-cash share-based compensation, loss on disposal of property and equipment and other non-operating income or expense, none of which are used by management to assess the operating results and performance of our segments or our consolidated operations.

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

In this report, Cbeyond, Inc. and its subsidiaries are referred to as “we”, the “Company” or “Cbeyond”.

Overview

We provide managed IP-based communications services to our target customers of small businesses with 5 to 249 employees in selected large metropolitan areas. We provide these services through bundled packages of local and long distance voice services, broadband Internet services and mobile services, together with additional applications and services, for an affordable fixed monthly fee under contracts with terms of one, two or three years. We currently operate in Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit and the San Francisco Bay Area, and, beginning in the first quarter of 2008, Miami.

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

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market early in 2001 and have since expanded operations into nine additional markets. The following comprises the service launch date for our current markets and the anticipated launch date of our future announced markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	3rd Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007
San Francisco Bay Area	4th Quarter 2007
Miami	1st Quarter 2008

Announced Markets	Planned Service Launch Date
Minneapolis	3rd Quarter 2008

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

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Based on our historical experience, over time, a substantial majority of our market-specific capital expenditures are success-based, incurred primarily as our customer base grows. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

The nature of the primary components of our operating results—revenues, cost of revenue and selling, general and administrative expenses—are described below:

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-15 local voice lines, or generally 30 or fewer employees. We also sell subscriptions of BeyondVoice II to customers with 16-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of December 31, 2007, approximately 84.1% of our customer base had BeyondVoice I, 14.8% had BeyondVoice II, and 1.1% had BeyondVoice III.

Average monthly revenue per customer location was $748 for the year ended December 31, 2007, compared to $747 for the same period in 2006.

Average monthly revenue per customer location is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that may generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect average monthly revenue per customer location to be relatively stable in future periods. Customer revenues represented approximately 97.8%, 97.5% and 97.4% of total revenues in 2007, 2006 and 2005, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the majority of the remainder of total revenues.

Customer revenues are generated under contracts that typically run for three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. Throughout our history, we have maintained monthly churn rates of approximately 1.0%, but have recently experienced elevated rates attributable, primarily, to deteriorating economic conditions. Specifically, we experienced an average monthly churn rate of 1.1% in the third quarter of 2007 and 1.4% in the fourth quarter of 2007. We expect an elevated level to continue through at least the first quarter of 2008. In response to deteriorating economic conditions, we have taken steps which we believe will mitigate the risk of heightened churn and bad debt levels on a longer term basis. These steps include a tightening of credit and collection policies and practices for customers with a higher risk profile.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees, and the cost of mobile handsets. The primary component of cost of revenue is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of revenue across our markets.

As a result of the TRRO, we are required to lease circuits under special access, or retail, rates in locations that are deemed to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see “Results of Operations—Revenue and Cost of Revenue.”

Where permitted by regulation, we lease our access circuits on a wholesale basis as UNE loops or extended enhanced loops as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. We employ UNE loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use extended enhanced links when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using a combination of UNE and Special Access loops and half using extended enhanced links, although the impact of the TRRO has reduced our usage of the T-1 transport portion of extended enhanced links and resulted in the conversion of a majority of the previously installed T-1 transports to DS-3 transports. Our monthly expenses are significantly less when using UNE loops rather than extended enhanced links, but UNE loops require us to incur the capital expenditures of central office collocation equipment. Both UNE loops and extended enhanced loops offer significant cost advantages over special access-based circuits. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

We receive service credits from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors, as noted, that impact the amount and timing of service credits and performance penalties, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize service credits and performance penalties as offsets to cost of revenue when the ultimate resolution and amount are known. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections and legal and accounting functions. In addition, share-based compensation expense is included in selling, general and administrative expense. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include salaries and office rents. Variable selling costs include commissions and marketing collateral. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As we expand into new markets, certain fixed costs are likely to increase; however, these increases are intermittent and not proportional with the growth of customers.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	For the Twelve Months Ended				Change from Previous Period
	December 31, 2007		December 31, 2006
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Revenue:
Customer revenue	$273,907	97.8%	$208,574	97.5%	$65,333	31.3%
Terminating access revenue	6,127	2.2%	5,312	2.5%	815	15.3%

Total revenue	280,034		213,886		66,148	30.9%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	37,046	13.2%	30,951	14.5%	6,095	19.7%
Other costs of service	51,361	18.3%	35,726	16.7%	15,635	43.8%
Service credits and performance penalties	(3,948)	(1.4)%	(2,383)	(1.1)%	(1,565)	65.7%

Total cost of revenue	84,459	30.2%	64,294	30.1%	20,165	31.4%

Gross margin (exclusive of depreciation and amortization):	$195,575	69.8%	$149,592	69.9%	$45,983	30.7%

Customer data:
Customer locations at period end	35,041		27,343		7,698	28.2%

Average revenue per customer location	$748		$747		$1	0.1%

Revenue. Total revenue increased for the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006 in proportion to the increase in the average number of customers year over year and a slight increase in average monthly revenue per customer location from the twelve months ended December 31, 2007 to the twelve months ended December 31, 2006. We expect average monthly revenue per customer location to be relatively stable in future periods.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the twelve month comparison period. These terminating access charges grew substantially less than our customer base during the current year due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions were anticipated and are expected to continue in the future.

The following comprises the segment contributions to the increase in revenue in the twelve month period ended December 31, 2007 as compared to the twelve month period ended December 31, 2006 (Dollar amounts in thousands):

	For the Twelve Months Ended				Change from Previous Period
	December 31,2007		December 31,2006
Segment Revenue:	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Atlanta	$72,811	26.0%	$63,529	29.7%	$9,282	14.6%
Dallas	61,184	21.8%	51,335	24.0%	9,849	19.2%
Denver	64,829	23.2%	58,531	27.4%	6,298	10.8%
Houston	38,990	13.9%	26,382	12.3%	12,608	47.8%
Chicago	26,748	9.6%	12,281	5.7%	14,467	117.8%
Los Angeles	12,347	4.4%	1,828	0.9%	10,519	575.4%
San Diego	2,510	0.9%	—	nm	2,510	nm
Detroit	576	0.2%	—	nm	576	nm
San Francisco Bay Area	39	nm	—	nm	39	nm

Total Revenue	$280,034	100.0%	$213,886	100.0%	$66,148	30.9%

Cost of Revenue. Cost of revenue increased for the twelve month period of 2007 compared to the twelve month period of 2006 in proportion to the increase in the average number of customers year over year. As a percentage of total revenue, cost of revenue slightly increased to 30.2% in the twelve months ended December 31, 2007 from 30.1% in the twelve months ended December 31, 2006.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises, represented the largest component of cost of revenue. The increase in circuit access fees is correlated to the increase in the number of customers as well as a rise in circuit access fees due to the impact of the TRRO (described below); however, these costs are offset by savings related to our ongoing network optimization efforts.

The other principal components of cost of revenue include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees, and the costs of mobile handsets. As a percent of revenue, other costs of service increased for the twelve months ended December 31, 2007 primarily due to the impact of the growth in our mobile service offering.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During twelve months ended December 31, 2007 approximately $0.4 million of TRRO expenses accrued from March 11, 2005 through December 31, 2005 passed the statutory back billing limit and were reversed as a benefit to cost of revenue. For the portion of the accrued TRRO expenses that have been invoiced as of December 31, 2007, we have been billed $2.4 million in excess of the amount that has been cumulatively recognized in our results of operations. Management believes these excess billings are erroneous and that the amounts accrued represent the best estimate of the final settlement of these liabilities.

We estimated the probable liability for implementation of certain provisions of the TRRO and accrued approximately $6.2 million through December 31, 2007 and $4.4 million through December 31, 2006 for these liabilities. Due to the TRRO provisions, $1.8 million and $2.5 million was charged to cost of revenue in the twelve months ended December 31, 2007 and December 31, 2006, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

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

Transport charges have increased as a percentage of revenue to 4.1% from 3.9% for the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006 as a result of network optimization efforts aimed to reduce future transport costs. We recorded $1.1 million in installation expenses from network architecture changes associated with the TRRO and an additional $1.0 million for additional network optimization efforts inspired by the TRRO-related project in the twelve months ended December 31, 2006. The network optimization project undertaken in response to the TRRO was completed in the quarter ended June 30, 2006. However, additional network optimization efforts continue, including the planned migration of portions of our network traffic in 2008 to Company-owned transport facilities acquired under indefeasible rights of use contracts. We recorded $1.1 million in installation expenses resulting from network optimization efforts in the twelve months ended December 31, 2007 and believe that these network optimization efforts will be an ongoing part of our business in future periods, although they are not expected to result in significant installation expenses in each period.

Selling, General and Administrative (Dollar amounts in thousands)

	For the Twelve Months Ended				Change from Previous Period
	December 31, 2007		December 31, 2006
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Consolidated:
Salaries, wages and benefits (excluding share-based compensation)	$91,927	32.8%	$70,050	32.8%	$21,877	31.2%
Share-based compensation	9,989	3.6%	4,355	2.0%	5,634	129.4%
Marketing cost	2,747	1.0%	2,185	1.0%	562	25.7%
Other selling, general and administrative	48,793	17.4%	37,818	17.7%	10,975	29.0%

Total SG&A	$153,456	54.8%	$114,408	53.5%	$39,048	34.1%

Stratified by growth stage:
Existing markets (including Corporate)	$142,666	50.9%	$113,873	53.2%	$28,793	25.3%
New markets	10,790	3.9%	535	0.3%	10,255	nm

Total SG&A	$153,456	54.8%	$114,408	53.5%	$39,048	34.1%

Other operating expenses:
Public offerings costs	$2	nm	$945	0.4%	$(943)	(99.8)%

Other data:
Employees	1,187		905		282	31.2%

Selling, General and Administrative Expenses and Other Operating Expenses. Annual selling, general and administrative expenses increased for 2007 compared to 2006 primarily due to increased employee costs. Higher employee costs, which includes commissions paid to our direct sales representatives, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the 1.3% increase in 2007 is fully attributable to new markets, as is illustrated above. New markets for 2007 include San Diego, Detroit, San Francisco Bay Area and Miami. Corporate selling, general and administrative costs includes an increase of $5.6 million in share-based compensation for the twelve months ended December 31, 2007, including $1.5 million of employer contributions to the 401(k) Plan that began in 2007. As the newer markets mature, we expect selling, general and administrative costs in these markets to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in these expenses.

Marketing costs, including advertising, increased in absolute dollars but are relatively consistent as a percent of revenues. In general our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase in absolute dollars in this category of costs is primarily due to the addition of new as well as expanded operations needed to keep pace with the growth in customers. As a percentage of revenue, other selling, general and administrative costs slightly decreased for the twelve month period ended December 31, 2007 when compared to the comparable period of 2006 due to realizing efficiencies from achieving economies of scale. We expect this positive trend to continue.

The continuing deterioration of general economic conditions resulted in an increase in the number of customers disconnected for non-payment, causing an increase in the customer churn rate and an increase in bad debt expense to $4.8 million in 2007, from $3.6 million in 2006, or 1.7% of revenues in each year, of which $2.0 million was recognized in the fourth quarter of 2007. In response to the changing economic environment, we tightened our credit and collections policies and practices for customers with a higher risk profile. Management reviews the collections policies and practices on an ongoing basis and adjusts them when deemed appropriate.

The twelve months ended December 31, 2006 includes $0.9 million of public offering costs related to our secondary offering completed in October of 2006.

Depreciation and Amortization (Dollar amounts in thousands)

	For the Twelve Months Ended				Change from Previous Period
	December 31, 2007		December 31, 2006
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Depreciation and amortization	$30,806	11.0%	$27,196	12.7%	$3,610	13.3%

Depreciation and Amortization Expense. Depreciation and amortization expense increased in 2007 over 2006 due to the continued significant capital investments associated with our growth and expansion.

Other Income (Expense) (Dollar amounts in thousands)

	For the Twelve Months Ended				Change from Previous Period
	December 31, 2007		December 31, 2006
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Interest income	$2,700	1.0%	$1,919	0.9%	$781	40.7%
Interest expense	(252)	(0.1)%	(163)	(0.1)%	(89)	54.6%
Loss on disposal of property and equipment	(1,164)	(0.4)%	(601)	(0.3)%	(563)	93.7%
Other income (net)	—	—%	12	0.0%	(12)	(100.0)%
Income tax benefit (expense)	8,903	3.2%	(430)	(0.2)%	9,333	(2,170.5)%

Total	$10,187	3.6%	$737	0.3%	$9,450	1,282.2%

Interest Income. Interest income increased for the twelve month period ended December 31, 2007 as a result of significantly higher cash and investment balances as well as higher interest rates over the comparable twelve month period ended December 31, 2006.

Interest Expense. Interest expense for the twelve month period ended December 31, 2007 and 2006 relates primarily to commitment fees under our revolving credit facility. Interest expense increased for the twelve months ended December 31, 2007 compared to 2006 as the credit facility was not outstanding for the full period in 2006.

Loss on Disposal of Property and Equipment. Loss on disposal of equipment for the twelve month period ended December 31, 2007 and 2006 principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows and will vary with customer churn rates as well. The write-off of certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Income tax expense. In 2006 and until the fourth quarter of 2007, the majority of our taxable income was offset by the utilization of net operating loss carryforwards from prior years and a full valuation allowance, or reserve, on the remaining net deferred tax assets. Income tax expenses recognized relate primarily to amounts due under the alternative minimum tax rules or to states where we either do not have net operating loss carryforwards or the taxing regime does not consider net operating losses. Income tax expense for the twelve month period ended December 31, 2007 also reflects a $9.6 million benefit arising from the release of a portion of our valuation allowance related to our net deferred tax asset, which was entirely recognized in the fourth quarter.

Our net deferred tax asset totals approximately $44.7 million at December 31, 2007 and primarily relates to net operating loss carryforwards. Due to our history of losses, we had fully reserved for this net deferred tax asset in past periods. During the fourth quarter of 2007, we concluded that there was sufficient positive evidence present, such that we will be able to utilize a portion of these loss carryforwards to offset future taxable income, resulting in a partial reduction of the reserves against the asset to reflect the amount of net deferred tax assets that are more likely than not to be realized. In order to realize the benefits of the deferred tax asset recognized, we will need to generate approximately $25.1 million in taxable income prior to 2010, which, based on current projected performance, management expects to be able to meet.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	Twelve Months Ended				Change from Previous Period
	December 31, 2006		December 31, 2005
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Revenue:
Customer revenue	$208,574	97.5%	$154,883	97.4%	$53,691	34.7%
Terminating access revenue	5,312	2.5%	4,214	2.6%	1,098	26.1%

Total revenue	213,886		159,097		54,789	34.4%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	30,951	14.5%	26,163	16.4%	4,788	18.3%
Other costs of service	35,726	16.7%	23,397	14.7%	12,329	52.7%
Service credits and performance penalties	(2,383)	(1.1)%	(2,399)	(1.5)%	16	0.7%

Total cost of revenue	64,294	30.1%	47,161	29.6%	17,133	36.3%

Gross margin (exclusive of depreciation and amortization):	$149,592	69.9%	$111,936	70.4%	$37,656	33.6%

Customer data:
Locations at period end	27,343		20,347		6,996	34.4%

Average monthly revenue per customer location	$747		$756		$(9)	(1.2)%

Revenue. Revenue increased for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005 in proportion to the increase in customers year over year and, additionally, the recognition of promotional breakage of $0.8 million in the twelve months ended December 31, 2006, and $0.3 million in the twelve months ended December 31, 2005 related to certain customer promotional liabilities recorded in prior periods; offset by a slight decline in average monthly revenue per customer location to the twelve months ended December 31, 2006 from the twelve months ended December 31, 2005. Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the twelve month comparison period primarily due to our growth in customers.

The following comprises the segment contributions to the increase in revenue in the twelve month period ended December 31, 2006 as compared to the twelve month period ended December 31, 2005 (Dollar amounts in thousands):

	For the Twelve Months Ended				Change from Previous Period
	December 31,2006		December 31,2005
Segment Revenue:	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Atlanta	$63,529	29.7%	$53,719	33.8%	$9,810	18.3%
Dallas	51,335	24.0%	42,227	26.5%	9,108	21.6%
Denver	58,531	27.4%	47,916	30.1%	10,615	22.2%
Houston	26,382	12.3%	13,051	8.2%	13,331	102.1%
Chicago	12,281	5.7%	2,134	1.3%	10,147	475.5%
Los Angeles	1,828	0.9%	—	nm	1,828	nm
San Diego	—	nm	—	nm	—	nm
Detroit	—	nm	—	nm	—	nm
San Francisco Bay Area	—	nm	—	nm	—	nm

Total Revenue	$213,886	100.0%	$159,097	100.0%	$54,839	34.5%

Cost of Revenue. Cost of revenue increased for the twelve month period of 2006 compared to the twelve month period of 2005, mostly attributable to the 36.1% increase in the average number of customers year over year. The remaining increase in cost of revenue, as well as the increase as a percentage of revenue, relates primarily to the impact of regulatory changes and increased level of installation charges to affect circuit changes in connection with our network optimization plan in response to the TRRO.

Circuit access fees, or line charges, which primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises, represented the largest component of cost of revenue. The increase in circuit access fees is a direct result of the increase in the number of customers, as well as a rise in circuit access fees due to the impact of the TRRO and regulatory rulings in Georgia.

The other principal components of cost of revenue include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees, and, beginning in 2006, the costs of mobile handsets. As a percent of revenue, other costs of service increased for the twelve months ended December 31, 2006 primarily due to the impact of our network grooming activities, which involve changes in network architecture to improve efficiency or reduce costs related to the TRRO (described below), and the impact of our new mobile offering, which involves subsidies on the sale of mobile handsets and a lower gross margin for mobile service than our overall gross margin.

In February 2006, the Georgia Public Service Commission (the “PSC”) ordered a rate increase for the lease of unbundled network elements provided by BellSouth. The increased rates were applicable both prospectively and retroactively to June 2003. We estimated and accrued approximately $1.5 million through December 31, 2005 for the cumulative impact of this action, which was charged to cost of revenue in the fourth quarter of 2005. Prior to the PSC staff recommendation, there was insufficient information as to whether the outcome of this matter would result in a change in pricing and whether such change in pricing, if any, would be applied retroactively or prospectively.

In February 2005, the FCC issued its TRRO and adopted new rules, effective March 11, 2005, governing the obligations of ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduces the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain of the ILECs’ wire centers that are deemed to be sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within these wire centers. In addition, certain caps are imposed regarding the number of unbundled network element, or

UNE, facilities that companies like us may have on a single route or into a single building. Where the wire center conditions or the caps are exceeded, the TRRO eliminates the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act.

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

We are able to estimate the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $4.4 million through December 31, 2006 for these increased costs, $2.5 million of which was charged to cost of revenue in the year ended December 31, 2006. This cumulative estimate includes $3.7 million for the total cost impact related to wire centers and transport routes determined to be sufficiently competitive to be subject to the FCC’s new rules, of which $2.1 million is reflected in cost of revenue through December 31, 2006. This cumulative estimate also includes $0.7 million for costs associated with the caps imposed on the number of circuits that we may have on a single route or into a single building, of which approximately $0.4 million is reflected in cost of revenue through December 31, 2006. This estimate is for all markets and, where alternate pricing agreements have not been reached, is based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

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

Selling, General and Administrative (Dollar amounts in thousands)

	Twelve Months Ended				Change from Previous Period
	December 31, 2006		December 31, 2005
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Consolidated:
Salaries, wages and benefits (excluding share-based compensation)	$70,050	32.8%	$53,950	33.9%	$16,100	29.8%
Share-based compensation	4,355	2.0%	324	0.2%	4,031	1,244.1%
Marketing costs	2,185	1.0%	1,819	1.1%	366	20.1%
Other selling, general and administrative	37,818	17.7%	30,360	19.1%	7,458	24.6%

Total SG&A	$114,408	53.5%	$86,453	54.3%	$27,955	32.3%

Stratified by growth stage:
Established markets (including Corporate)	$108,015	50.5%	$86,174	54.2%	$21,841	25.3%
New markets	6,393	3.0%	279	0.2%	6,114	nm

Total SG&A	$114,408	53.5%	$86,453	54.3%	$27,955	32.3%

Public offering expenses	$945	0.4%	$—	nm	$945	nm

Other data:
Employees	905		707		198	28.0%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses, excluding share-based compensation expense, increased at a slower rate than our revenue or customers for the twelve month period ended December 31, 2006. This change is evidenced by its decline as a percentage of revenue to 53.5% in the twelve month period ended December 31, 2006 from 54.3% in the twelve month period ended December 31, 2005. As shown in the table below, this decrease was greater after considering the effects of new markets, including Los Angeles and San Diego for 2006. Also affecting the trends in selling, general and administrative expenses are our introduction of mobile services in all markets during the first quarter of 2006 and increased cost associated with being a public company.

Salaries, wages and benefits, which include commissions paid to our direct sales representatives, comprised the largest portion of our selling, general and administrative expenses for all comparison periods. The primary factor increasing this category of costs was the increase in employees as the company grows. However, the growth in the cost of benefits, such as medical insurance payments made by us, per employee, caused this expense line item to grow at a faster rate than the number of employees.

Marketing costs, including advertising, increased in absolute dollars, as we have increased our marketing efforts into new mediums to address the increasingly competitive environment, but decreased as a percent of revenues. Our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs was primarily due to the addition of new operations needed to keep pace with the growth in customers and the cost of being a public company, including preparing for Sarbanes-Oxley Act compliance, and professional fees associated with a heightened level of regulatory activity. As a percentage of revenue, other selling, general and administrative costs decreased for the twelve month period ended December 31, 2006 when compared to the comparable period of 2005 due to realizing efficiencies from achieving economies of scale. We expect this positive trend to continue.

Share-based compensation for 2006 reflects the January 1, 2006 adoption of SFAS 123(R), Share-Based Payment, which requires us to reflect in our operating results expense based on the fair value of share-based payments to our employees. In 2005, we recognized share-based compensation under APB No. 25, which based expense on the intrinsic value of the share-based payments on the date of grant. The fair value approach results in a higher value, which causes greater expenses to be recorded in the financial results.

Depreciation and Amortization (Dollar amounts in thousands)

	Twelve Months Ended				Change from Previous Period
	December 31, 2006		December 31, 2005
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent

Depreciation and amortization	$27,196	12.7%	$24,160	15.2%	$3,036	12.6%

Depreciation and Amortization Expense. Depreciation and amortization expense increased in 2006 over 2005 due to the continued significant capital investments associated with our growth and expansion.

Other Income (Expense) (Dollar amounts in thousands)

	Twelve Months Ended				Change from Previous Period
	December 31, 2006		December 31, 2005
	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Interest income	$1,919	0.9%	$1,325	0.8%	$594	44.8%
Interest expense	(163)	(0.1)%	(2,424)	(1.5)%	2,261	93.3%
Gain from write-off of carrying value in excess of principal	—	0.0%	4,060	2.6%	(4,060)	(100.0)%
Loss on disposal of property and equipment	(601)	(0.3)%	(539)	(0.3)%	(62)	(11.5)%
Other income (expense), net	12	0.0%	(9)	0.0%	21	233.3%
Income tax benefit (expense)	(430)	(0.2)%	0	0.0%	(430)	nm

Total	$737	0.3%	$2,413	1.5%	$(1,676)	(69.5)%

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

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 12 to our Consolidated Financial Statements hereto. At December 31, 2007, our operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit and the San Francisco Bay Area. In addition, in 2007, we incurred capital expenditures for the Miami and Minneapolis markets, which are scheduled to become operating segments in 2008. The balance of our operations is in our Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. Our corporate group is treated as a separate segment consistent with the manner in which we monitor and analyze our financial results. We do not allocate these Corporate costs to the other segments because these costs are managed and controlled on a centralized, functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. We do not report assets by segment since we manage our assets and make decisions on technology deployment and other investments on a company-wide rather than a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of our operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors.

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

We record costs in our markets prior to launching service to customers. The following comprises the service launch date for our current markets and the anticipated launch date of our future announced markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	3rd Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007
San Francisco Bay Area	4th Quarter 2007
Miami	1st Quarter 2008
Announced Markets	Planned Service Launch Date
Minneapolis	3rd Quarter 2008

Liquidity and Capital Resources (Dollar amounts in thousands)

	Year Ended December 31,			Change from Previous Period
				Dollars		Percent
	2007	2006	2005	2007 v 2006	2006 v 2005	2007 v 2006	2006 v 2005
Cash Flows:
Provided by operating activities	$61,808	$43,660	$29,647	$18,148	$14,013	41.6%	47.3%
Used in investing activities	(45,089)	(41,294)	(17,473)	(3,795)	(23,821)	9.2%	136.3%
Provided by (used in) financing activities	5,342	3,995	(7,282)	1,347	11,277	33.7%	(154.9)%

Net increase in cash and cash equivalents	$22,061	$6,361	$4,892	$15,700	$1,469	246.8%	30.0%

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

Cash Flows From Operations. The increase in cash provided by operating activities of $18.1 million to $61.8 million for the year ended December 31, 2007 from $43.7 million for the year ended December 31, 2006 is primarily comprised of an increase in net income of $13.7 million, an increase in non-cash share-based compensation of $5.6 million, an increase in depreciation and amortization of $3.6 million, an increase in the provision for doubtful accounts of $1.2 million, an increase of $7.3 million from accounts payable and an increase of $2.1 million from accounts receivable; partially offset by a decrease of $9.6 million from the deferred tax benefit, a decrease of $4.1 million from other liabilities, and a decrease of $1.2 million from our change in inventory.

Cash provided by operating activities was $43.7 million in the year ended December 31, 2006 and $29.6 million in the year ended December 31, 2005. The increase in cash provided by operating activities of $14.0 million in 2006 from 2005 is primarily comprised of an increase in net income of $4.0 million, an elimination of $1.6 million in interest expense associated with the reduction in carrying value in excess of principal from the restructuring of a portion of our Cisco Capital debt in 2002, an increase of $4.1 million in non-cash share-based compensation expense associated with the adoption of SFAS 123(R), an increase in depreciation and amortization expense of $3.0 million resulting from the growth in assets arising from the growth in customers and the addition of assets needed to support our newer markets, which included Houston, Chicago and Los Angeles, an increase of $4.1 million related to the non-cash gain recognized upon the payoff of our credit facility with Cisco Capital in 2005, an increase of $3.7 million from other assets, an increase of $1.3 million from prepaid expenses and other current assets and an increase of $1.7 million in other accrued expenses. These increases in cash flow from operations were primarily offset by a decrease of $5.9 million in accounts payable, a decrease of $2.7 million from accounts receivable and a decrease of $0.8 million from our change in inventory.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain collocation and data center buildout expenditures and equipment installation costs and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $55.0 million, $42.1 million and $21.3 million for 2007, 2006 and 2005, respectively.

In 2005 and prior periods, network-related capital expenditures were primarily financed through our credit facility with Cisco Capital and, accordingly, were non-cash transactions. After giving consideration to non-cash purchases of property and equipment, capital expenditures increased $13.7 million for the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006 and increased $14.1 million for the twelve months ended December 31, 2006 compared to the twelve months ended December 31, 2005. Our capital expenditures resulted from growth in customers in our existing markets, network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. In addition to the above, we experienced an increase of $9.8 million in net cash flows from investment redemptions and purchases for the year ended December 31, 2007 compared to the year ended December 31, 2006 and a decrease of $4.6 million in net cash flows from investment redemptions and purchases for the year ended December 31, 2006 compared to the year ended December 31, 2005.

We periodically invest excess cash balances in the marketable securities of highly-rated commercial paper and money market funds. Purchases of marketable securities were $45.0 million, $65.9 million and $10.6 million in 2007, 2006 and 2005, respectively. We periodically redeem our marketable securities in order to transfer the funds into other operating and investing activities. We redeemed $55.0 million, $66.1 million and $15.3 million in 2007, 2006 and 2005, respectively.

Non-cash Purchases of Property and Equipment. Purchases of property and equipment through our credit facility with Cisco Capital, which terminated in November 2005, were recorded as non-cash purchases because they were directly financed by Cisco Capital without the exchange of cash for the assets that we purchased. Network capital expenditures include the purchase of integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain collocation and data center buildout expenditures and equipment installation costs. Our non-cash additions to property and equipment were $2.6 million, $1.8 million and $8.4 million in 2007, 2006 and 2005, respectively. As noted above, the balance of our debt under the Cisco Capital credit facility was repaid in November 2005 using a portion of the proceeds from our initial public offering and the facility was terminated. Therefore, there were no non-cash purchases of property and equipment after November 2005 relating to our credit facility with Cisco Capital.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $5.3 million in the year ended December 31, 2007 compared to $4.0 million in the year ended December 31, 2006. The principal component of the change in cash flow provided by financing activities in the twelve months ended December 31, 2007 is the increase of proceeds from the exercise of stock options of $0.7 million and the increase in the excess tax benefit relating to share-based compensation of $0.4 million.

Cash flows used in financing activities were $4.0 million in the year ended December 31, 2006 compared to cash flows provided by financing activities of $7.3 million in the year ended December 31, 2005. The principal component of cash flows provided by financing activities in the year ended December 31, 2006 was proceeds from the exercise of stock options of $4.1 million. The primary use of cash in the year ended December 31, 2005 was the repayment of long-term debt and capital leases of $73.0 million offset by proceeds from our initial public offering of approximately $65.0 million. We had no payments on long-term debt in 2007 or 2006 due to the payoff of our debt after our initial public offering in November 2005.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan, which is to continue opening three new markets per year. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from financing activities with respect to the additional markets we plan to launch. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs.

Commitments. The following table summarizes our commitments as of December 31, 2007, including commitments pursuant to debt agreements and operating lease obligations:

	Payments Due by Period (Dollars in thousands)
	Less than 1 Year	1 to 3 Years	3 to 5 years	More than 5 Years	Total
Operating lease obligations	$6,512	$13,976	$14,063	$17,702	$52,253
Purchase commitments	$3,934	$295	$68	$296	$4,593
Anticipated interest payments	$62	$125	$7	$—	$194

Operating Leases: We lease office space in several U.S. locations. Operating lease amounts include future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year.

Purchase Commitments: Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services.

Interest Payments: Anticipated interest payments represent payments related to our open, but unused, line of credit.

We are required under certain of the listed contractual obligations to maintain letters of credit. As of December 31, 2007, we had outstanding letters of credit totaling $1.1 million, which expire at various dates through May 2016.

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The credit agreement terms were subsequently amended on

July 2, 2007. The following description of the line of credit briefly summarizes the facility’s terms and conditions that are material to us. As of December 31, 2007, there were no amounts drawn down on the line of credit.

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

Revenue Recognition. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue derived from local voice and data services is billed monthly in advance and deferred until earned at the end of the month. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Mobile headset revenue is recognized at the time of shipment utilizing the residual method to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to mobile handsets equals the total arrangement consideration less the aggregate fair value of the undelivered items.

Our marketing promotions include various rebates and customer reimbursements that fall under the scope of EITF Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer. In accordance with these pronouncements, we record these promotions as a reduction in revenue when earned by the customer. When these promotions are earned over time, we ratably allocate the cost of honoring the promotions over the period required for eligibility as a reduction in revenue. EITF 01-09 also requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Accordingly, we recognize the benefit of estimated breakage on customer promotions when such amounts are reasonably estimable.

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

Share-Based Compensation. Prior to January 1, 2006, we accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by Financial Accounting Standards No. 123, (SFAS 123) Accounting for Stock-Based Compensation. Under this guidance, we recognized non-cash compensation expense for share-based awards by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable share-based awards. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. Under APB 25, the deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated. Under SFAS 123(R), compensation is recorded over the vesting period directly to paid-in capital. Thus, upon adoption, we eliminated the deferred compensation balance relating to employee share-based awards with an offsetting reduction to additional paid-in capital.

As of December 31, 2007 and December 31, 2006, total unrecognized compensation cost related to non-vested awards totaled approximately $23.4 million and $11.6 million, respectively, and is expected to be recognized over a weighted-average period of 1.88 years and 1.87 years.

We evaluate the appropriateness of the underlying assumptions each time we estimate the fair value of equity instruments requiring measurement under SFAS 123(R). To assist us in validating our assumptions, we periodically engage consultants with relevant experience to assess and evaluate our assumptions.

The risk-free interest rate used in estimating the fair value of share-based awards is based on the U.S. Treasury zero-coupon securities using the contractual term of the share-based awards. We also use historical data to estimate the suboptimal exercise barrier and the forfeiture rate of share-based awards granted. Through the third quarter of 2007, we had not been a public company long enough to rely on our own volatility history. Therefore our expected volatility was based on historical volatilities experienced by companies considered representative of us based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility remained consistent over time, although the mix and weighting of representative volatilities were refined periodically to ensure that the four primary categories were appropriately considered. Beginning in the fourth quarter of 2007, we began using our own market-based historical volatility. In reviewing the modifications to the development of our underlying valuation assumptions, we consider whether applying the refined assumptions would have had a material impact on recent valuations performed using the previous assumptions, noting that the effect on compensation expenses would not have resulted in a materially different amount.

Through 2006, we granted only stock options to our employees. Beginning in 2007, we expanded our share-based compensation to include grants of restricted shares as well as a 401(k) match and contribution to be paid in Company stock.

Valuation Allowances for Deferred Tax Assets. We provide for the effect of income taxes on our financial position and results of operations in accordance with SFAS No. 109, Accounting for Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. We made assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.

Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and, allowable deductions. Changes in tax law or our interpretation of tax laws could materially impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.

Our valuation allowance for our net deferred tax asset is designed to take into account the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. In addition, it provides guidance on the measurement, derecognition, classification and disclosure of tax positions, as well as the accounting for related interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have adopted FIN 48 effective January 1, 2007, and the adoption of this statement did not have an impact on our consolidated financial statements.

In June 2006, the Emerging Issues Task Force issued EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. We have historically presented and will continue to present universal service fund charges on a gross basis. Such amounts totaled $6.0 million, $4.3 million and $3.2 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for us beginning in 2008 and is not expected to have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (the fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for us in 2008. We do not expect that we will elect the fair value option under SFAS 159, and we do not expect SFAS 159 to have a material impact on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. Our primary market risk exposure is related to investments we may make in marketable securities. We place our marketable securities investments in instruments that meet high credit quality standards as specified in our investment policy guidelines. At December 31, 2007, all investments were in money market funds and, accordingly, had no financial instruments sensitive to market risk for fluctuations in interest rates.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Cbeyond, Inc. and Subsidiaries

We have audited Cbeyond, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cbeyond, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cbeyond, Inc. and Subsidiaries’ internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cbeyond, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cbeyond, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007 of Cbeyond, Inc. and Subsidiaries, and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Cbeyond, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cbeyond, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes 2, 7 and 9 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006, and Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

February 29, 2008

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except per share amounts)

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$56,174	$34,113
Marketable securities	—	9,995
Accounts receivable, gross	26,149	21,181
Less: Allowance for doubtful accounts	(2,983)	(2,586)

Accounts receivable, net	23,166	18,595
Prepaid expenses	4,793	4,046
Inventory	2,861	811
Deferred tax asset, net	3,292	—
Other assets	1.235	968

Total current assets	91,521	68,528
Property and equipment, gross	236,254	181,938
Less: Accumulated depreciation	(137,900)	(109,148)

Property and equipment, net	98,354	72,790
Restricted cash equivalents	1,135	1,020
Non-current deferred tax asset, net	6,331	—
Other non-current assets	1,021	2,055

Total assets	$198,362	$144,393

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,983	$7,538
Accrued telecommunications costs	17,341	14,644
Deferred customer revenue	9,045	7,260
Other accrued liabilities	31,081	23,085
Current portion of capital lease obligations	—	98

Total current liabilities	70,450	52,625

Other non-current liabilities	594	660

Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 28,208 and 27,419 shares issued and outstanding, respectively	282	274
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Deferred stock compensation	—	(22)
Additional paid-in capital	253,534	238,852
Accumulated deficit	(126,498)	(147,996)

Total stockholders’ equity	127,318	91,108

Total liabilities and stockholders’ equity	$198,362	$144,393

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue:
Customer revenue	$273,907	$208,574	$154,883
Terminating access revenue	6,127	5,312	4,214

Total revenue	280,034	213,886	159,097

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $21,732, $21,463 and $20,038 respectively, shown separately below)	84,459	64,294	47,161
Selling, general and administrative (exclusive of depreciation and amortization of $9,074, $5,733 and $4,122 respectively, shown separately below)	153,456	114,408	86,453
Public offering expenses	2	945	—
Depreciation and amortization	30,806	27,196	24,160

Total operating expenses	268,723	206,843	157,774

Operating income	11,311	7,043	1,323
Other income (expense):
Interest income	2,700	1,919	1,325
Interest expense	(252)	(163)	(2,424)
Gain from write-off of carrying value of debt in excess of principal	—	—	4,060
Loss on disposal of property and equipment	(1,164)	(601)	(539)
Other income (expense), net	—	12	(9)

Income before income taxes	12,595	8,210	3,736
Income tax benefit (expense)	8,903	(430)	—

Net income	$21,498	$7,780	$3,736
Dividends accreted on preferred stock	—	—	(8,550)

Net income (loss) attributable to common shareholders	$21,498	$7,780	$(4,814)

Net income (loss) per common share:
Basic	$0.77	$0.29	$(1.16)

Diluted	$0.72	$0.27	$(1.16)

Weighted average common shares outstanding:
Basic	27,837	26,951	4,159
Diluted	29,989	28,971	4,159

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance at December 31, 2004	132	$1	$78,598	$(1,210)	$(150,962)	$(73,573)
Exercise of stock options	34	1	129	—	—	130
Share-based compensation for non-employees	—	—	16	(16)	—	—
Deferred stock compensation expense	—	—	—	324	—	324
Forfeiture of options	—	—	(201)	201	—	—
Accretion of preferred dividends	—	—	—	—	(8,550)	(8,550)
Accretion of issuance costs	—	—	(149)	—	—	(149)
Issuance of common stock, net	6,848	69	64,961	—	—	65,030
Issuance of common stock upon conversion of Preferred	19,546	195	87,443	—	—	87,638
Net income	—	—	—	—	3,736	3,736

Balance at December 31, 2005	26,560	266	230,797	(701)	(155,776)	74,586
Exercise of stock options	854	8	4,190	—	—	4,198
Share-based compensation from options to employees	—	—	4,227	—	—	4,227
Share-based compensation from restricted stock to employees	5	—	106	—	—	106
Share-based compensation for non-employees	—	—	—	22	—	22
Excess tax benefit from stock option exercises	—	—	290	—	—	290
Elimination of deferred stock compensation relating to employee options	—	—	(657)	657	—	—
Adjustment to offering costs	—	—	5	—	—	5
Net income	—	—	—	—	7,780	7,780

Balance at December 31, 2006	27,419	274	238,852	(22)	(147,996)	91,108
Exercise of stock options	767	8	4,779	—	—	4,787
Issuance of employee benefit plan stock	21	—	759	—	—	759
Share-based compensation expense from options to employees	—	—	6,551	—	—	6,551
Share-based compensation from restricted stock to employees	1	—	1,566	—	—	1,566
Share-based compensation for non-employees	—	—	370	22	—	392
Excess tax benefit from stock option exercises	—	—	657	—	—	657
Net income	—	—	—	—	21,498	21,498

Balance at December 31, 2007	28,208	$282	$253,534	$—	$(126,498)	$127,318

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2007	2006	2005
Operating Activities:
Net income	$21,498	$7,780	$3,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,806	27,196	24,160
Deferred tax benefit	(9,623)	—	—
Provision for doubtful accounts	4,821	3,629	3,468
Loss on disposal of property and equipment	1,164	601	539
Interest expense offset by reduction in carrying value in excess of principal	—	—	(1,618)
Gain from write-off of carrying value of debt in excess of principal	—	—	(4,060)
Non-cash share-based compensation	9,989	4,355	324
Excess tax benefit relating to share-based payments	(657)	(290)	—
Changes in operating assets and liabilities:
Accounts receivable	(9,392)	(11,536)	(8,800)
Inventory	(2,050)	(811)	—
Prepaid expenses and other current assets	(1,014)	(603)	(1,861)
Other assets	1,038	1,242	(2,454)
Accounts payable	5,445	(1,826)	4,037
Other liabilities	9,783	13,923	12,176

Net cash provided by operating activities	61,808	43,660	29,647

Investing Activities:
Purchases of property and equipment	(54,969)	(42,092)	(21,329)
Purchases of marketable securities	(44,993)	(65,929)	(10,556)
Redemption of marketable securities	54,988	66,104	15,287
Decrease (increase) in restricted cash equivalents and marketable securities	(115)	617	(875)
Proceeds on disposal of fixed assets	—	6	—

Net cash used in investing activities	(45,089)	(41,294)	(17,473)

Financing Activities:
Proceeds from long-term debt	—	—	741
Repayment of long-term debt and capital leases	(98)	(284)	(73,014)
Proceeds from issuance of stock, net of issuance cost	—	—	65,006
Equity issuance costs	—	5	—
Financing issuance costs	(4)	(108)	(145)
Excess tax benefit relating to share-based payments	657	290	—
Proceeds from exercise of stock options	4,787	4,092	130

Net cash provided by (used in) financing activities	5,342	3,995	(7,282)

Net increase in cash and cash equivalents	22,061	6,361	4,892
Cash and cash equivalents at beginning of period	34,113	27,752	22,860

Cash and cash equivalents at end of period	$56,174	$34,113	$27,752

Supplemental disclosure:
Interest paid	$127	$119	$4,026
Income taxes paid	$7	$224	$—
Non-cash purchases of property and equipment	$2,565	$1,775	$8,437

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

(Amounts in thousands, except per share amounts)

1. Description of Business

Cbeyond, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of December 31, 2007, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit and San Francisco.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in the consolidation process.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is reasonably assured. Revenue derived from local voice and data services is billed in advance and deferred until earned. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Mobile handset revenue is recognized at the time of shipment utilizing the residual method to allocate the arrangement consideration and totaled $2,328 and $771, or 0.8% and 0.4% of total revenues, in 2007 and 2006, respectively, and was not part of our offering in 2005. Under the residual method, the amount of consideration allocated to mobile handsets equals the total arrangement consideration less the aggregate fair value of the undelivered items consisting of monthly service charges for the contractual term of the service agreement.

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (EITF) Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and EITF Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-09). In accordance with these pronouncements, the Company records these promotions as a reduction in revenue when earned by the customer. When these promotions are earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-09 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Prior to 2005, sufficient historical information did not exist to reasonably estimate the amount of the obligation that would ultimately be earned and claimed. Accordingly, the Company recorded the full liability without an estimate of breakage. During 2005, the Company accumulated sufficient historical experience to reasonably estimate breakage for certain of its promotions and recognized approximately $336 as the initial change in estimate for these promotions. During

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2006, the Company gained sufficient historical experience to begin estimating breakage for the remaining promotions for which enough history did not exist in 2005 and recognized approximately $776 as the initial change in estimate for these promotions. During 2007, there were no material amounts recognized relating to these promotions where breakage had not previously been recognized. In addition, there have been no material changes in estimated breakage rates after the initial estimates were made.

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable are comprised of gross amounts invoiced to customers plus accrued revenue, which represents earned but unbilled revenue at the balance sheet date. The gross amount invoiced includes pass-through taxes and fees, which are recorded as liabilities at the time they are billed. Deferred customer revenue represents the amounts billed to customers in advance but not yet earned.

The allowance for doubtful accounts is established based upon the amount the Company ultimately expects to collect from customers and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to the Company, as well as general factors, such as length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty days after disconnection of the customers’ service, when the Company’s direct collection efforts cease. Customer accounts are generally considered delinquent and the service disconnection process begins when a customer is sixty days in arrears.

Bad debt expense totaled $4,821, or 1.7% of revenue, in 2007, $3,629, or 1.7% of revenue, in 2006, and $3,468, or 2.2% of revenue, in 2005. Of the total bad debt expense in 2007, $2,046 was recognized in the fourth quarter when the Company experienced the greatest impact of general economic conditions.

Cash and Cash Equivalents

Cash and cash equivalents include all U.S. government backed highly liquid investments with original maturities of three months or less at the date of purchase. The carrying amount of cash and cash equivalents approximates fair value.

Restricted Cash Equivalents and Marketable Securities

Restricted cash equivalents and marketable securities consist of money market funds held as collateral for letters of credit issued on behalf of the Company. Some vendors providing services to the Company require letters of credit to be redeemed in the event the Company cannot meet its obligations to the vendor. These letters of credit are issued to the Company’s vendors, and in return, the Company is required to maintain cash or cash equivalents on hand with the bank at a dollar amount equal to the letters of credits outstanding, in a restricted cash account that holds money market funds. In the event market conditions change and the letters of credit outstanding increase beyond the level of cash on hand at a commercial bank, the Company will be required to provide additional capital. The Company’s collateral requirements (restricted cash) were $1,135 and $1,020 as of December 31, 2007 and 2006, respectively.

Marketable Securities

Marketable securities consist of commercial paper and are classified as investments available for sale. The Company’s investments available for sale are carried at fair value or at cost, which approximates fair value. As of December 31, 2006, the Company held debt securities consisting of commercial paper maturing in January 2007 with an adjusted cost basis of $9,995, which approximated its fair value. As of December 31, 2007, all investments were in money market funds and, accordingly, the Company had no financial instruments sensitive to market risk for fluctuations in interest rates.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

The Company states its inventories at the lower of cost or market. Inventories consist primarily of mobile devices and are stated using the first-in, first-out (FIFO) method. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of revenue. The cost of mobile handsets is included in cost of revenue upon shipment to a customer.

Property and Equipment

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the duration of their economic value to the Company. Repair and maintenance costs are expensed as incurred. The Company pays certain equipment maintenance costs in advance under multi-year maintenance contracts, which are included in current and non-current assets.

Network engineering costs incurred during the construction phase of the Company’s networks are capitalized as part of property and equipment and recorded as construction-in progress until the projects are completed and placed into service.

The Company capitalizes internal-use software in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). For the years ended December 31, 2007 and 2006, the Company capitalized $7,778 and $4,107, respectively, associated with these development efforts. These costs are amortized to expense generally over a period of three years depending on the useful life of the related asset.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109), which requires companies to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax basis of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. SFAS 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company evaluates the realizability of its deferred income tax assets, primarily resulting from net operating loss carryforwards, and adjusts its valuation allowance, if necessary, as occurred during the fourth quarter of 2007 (see Note 7).

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Upon adoption, the Company did not have any material unrecognized tax benefits. As of December 31, 2007, the Company does not have any material unrecognized tax benefits.

The Company is currently using Regular and Alternative Minimum Tax (AMT) net operating losses to offset taxable income expected to be generated for the year. The Company commissioned a study and determined that there was no limitation on the Company’s ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership occurring through September 13, 2006. Subsequent to

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

this study, the Company facilitated a secondary offering of its common stock in October 2006. Although the September 2006 study has not been formally updated, management has evaluated whether the effects of the secondary offering and any other transactions subsequent to September 13, 2006 have impacted the Company’s ability to utilize net operating loss carryforwards. Based on this evaluation, management concluded that no limitations have occurred which would meaningfully limit the Company’s ability to utilize its net operating loss carryforwards.

Beginning in 2007, the Company’s operations in Dallas and Houston became subject to a new state income tax, referred to as the Texas Margin Tax. The 2007 impact of the Texas Margin Tax is $148, which includes a one-time exclusion of the Company’s Texas business activity through June 30, 2007 and certain other benefits available during 2007. The estimated 2008 impact of the Texas Margin Tax is approximately $890.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and, as of December 31, 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

The tax years 2004 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2003 may also be subject to examination.

Impairment and Other Losses on Long-Lived Assets

The Company evaluates impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired. If the Company’s review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted cash flows, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. The Company’s review will be at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows of other assets.

The Company occasionally replaces equipment and software due to obsolescence and upgrade. During the normal course of operations, the Company also writes equipment off that it is not able to recover from former customers. This equipment resides at customer locations to enable connection to the Company’s telecommunications network.

Marketing Costs

The Company expenses marketing costs, including advertising, in support of its sales efforts as these costs are incurred. Such costs amounted to approximately $2,747, $2,185 and $1,819 during 2007, 2006 and 2005, respectively.

Deferred Financing Costs

The Company has incurred a total of $260 of loan costs in connection with obtaining a five year line of credit facility commitment from Bank of America that was finalized in 2006 (the “line of credit”). In accordance with the Company’s policy, deferred loan costs are amortized from the effective date of the agreement or amendment over the then remaining life of the facility, which resulted in approximately $97 and $45 of amortization to interest expense in 2007 and 2006, respectively.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable, which are generally unsecured. The Company’s risk is mitigated by its accounts receivable being diversified among a high number of customers with relatively low average balances segregated by both geography and industry type. Because the Company’s operations were conducted in Atlanta, Georgia; Dallas, Texas; Houston, Texas; Denver, Colorado; Chicago, Illinois; Los Angeles, California, San Diego, California; Detroit, Michigan; and San Francisco, California through 2007, its revenues and receivables were geographically concentrated in these cities.

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

Share-Based Compensation

Prior to January 1, 2006, the Company accounted for share-based compensation under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under this guidance, the Company recognized non-cash compensation expense for share-based awards by measuring the excess, if any, of the estimated fair value of the common stock at the date of grant over the amount an employee must pay to acquire the stock and amortizing that excess on a straight-line basis over the vesting period of the applicable share-based awards. Additional paid-in capital and deferred compensation were recorded at the date of the grants to reflect the intrinsic value of the awards. Under APB 25, the deferred compensation was amortized to expense over the vesting periods on a straight line basis, with adjustments for forfeitures as they occurred.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective transition method. Under that transition method, compensation cost recognized on or after January 1, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted on or after January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123(R). Results for prior periods have not been restated. Under SFAS 123(R), compensation is recorded over the vesting period directly to paid-in capital. Thus, upon adoption, the Company eliminated the deferred compensation balance relating to employee share-based awards with an offsetting reduction to additional paid-in capital.

The following pro forma information shows the effect on the Company’s statement of operations as if the Company had accounted for its employee share-based awards under the fair value method of SFAS 123 for the year ended December 31, 2005. The Company’s pro forma expense calculations under FAS 123 considered

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimated forfeitures as of the date of grant and, accordingly, are considered to reasonably approximate the expense that would have been recorded had the expense been calculated under FAS 123(R).

Year Ended December 31, 2005
Net loss attributable to common stockholders	$(4,814)
Add: Share-based compensation expense determined under the intrinsic value based method	286
Deduct: Share-based compensation expense determined under the fair value based method	(2,716)

Pro forma net loss attributable to common stockholders	$(7,244)
Net loss attributable to common stockholders per common share:
Basic and diluted—as reported	$(1.16)
Basic and diluted—pro forma	$(1.74)

Basic and Diluted Net Income (Loss) Attributable to Common Stockholders per Common Share

Basic net income (loss) attributable to common stockholders per common share excludes dilution for potential common stock issuances and is computed by dividing net income (loss) attributable to common stockholders by the weighted-average common shares outstanding for the period. For the year ended December 31, 2007 and 2006, the Company reported net income, and accordingly considered the dilutive effect of share-based awards outstanding during the period. For purposes of the calculation of diluted earnings per share for the years ended December 31, 2007 and 2006, an additional 2,152 and 2,020 shares, respectively were added to the denominator because they were dilutive for the period. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 584 and 203 for the years ended December 31, 2007 and 2006, respectively. Such shares were not included because they were anti-dilutive. As the Company reported a net loss attributable to common stockholders for the year ended 2005, the conversion of Preferred Stock and the exercise of stock options and warrants were not considered in the computation of diluted net loss attributable to common stockholders per common share because their effect is anti-dilutive.

Reclassifications

Reclassifications have been made to the December 31, 2006 statement of cash flows and statement of stockholders’ equity to aggregate certain share based compensation amounts that were previously presented separately.

Recent Accounting Pronouncements

In June 2006, the Emerging Issues Task Force issued EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

transactions between a seller and a customer. These taxes and surcharges include, among others, universal service fund charges, sales, use, value added, and some excise taxes. The Company has historically presented and will continue to present universal service fund charges on a gross basis. Such amounts totaled $5,988, $4,338 and $3,158, respectively, for the years ended December 31, 2007, 2006 and 2005.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, and is not expected to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). This standard allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (the fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument shall be reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect to elect the fair value option under SFAS 159, and does not expect this statement to have a material impact on the Company’s financial statements.

3. Property and Equipment

Property and equipment consist of:

	Year Ended December 31,
	Useful Lives	2007	2006
	(In years)
Network and lab equipment	2–20	$158,934	$127,842
Leasehold improvements	3–10	12,765	7,057
Computers and software	2–7	53,899	39,448
Furniture and fixtures	5–7	4,553	2,915
Construction-in progress		6,103	4,676

		236,254	181,938
Less accumulated depreciation and amortization		(137,900)	(109,148)

Property and equipment, net		$98,354	$72,790

At December 31, 2007, $1,000 was included in property and equipment relating to a 20 year indefeasible right of use for certain fiber network infrastructure. This asset was not placed in service during 2007. Once placed in service in early 2008, it will be depreciated over the contract term. Any future debt outstanding under the Company’s line of credit with Bank of America will be collateralized by a pledge of substantially all of the assets of the Company.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Accrued Liabilities

	December 31,
	2007	2006
Accrued bonus	$7,538	$4,907
Accrued other compensation and benefits	2,475	1,159
Accrued sales taxes	3,550	3,722
Accrued other taxes	5,011	4,329
Accrued professional fees	704	1,168
Deferred rent	7,861	4,916
Deferred installation revenue	762	750
Other accrued expenses	3,180	2,134

Total other accrued liabilities	$31,081	$23,085

5. Capitalization

Common Stock

Cbeyond’s certificate of incorporation authorizes the issuance of 50,000 shares of common stock. In November 2005, Cbeyond issued 6,132 shares of common stock in an initial public offering for $12.00 a share, and as more fully described below, issued 19,546 shares of common stock as a result of the conversion of preferred shares, including accumulated dividends. The proceeds from the offering were $65,030, net of underwriter commissions of $4,941 and expenses of $3,641. Subsequent to the initial public offering and prior to December 31, 2005, all outstanding warrants were exercised in a cashless transaction resulting in the issuance of 716 common shares (see Note 6). Also in conjunction with the initial public offering, the Company effected a 1 for 3.88 reverse stock split. All share and per share amounts included in these financial statements and notes have been adjusted to reflect this split as if it were in effect for all periods presented. As of December 31, 2007, no shares were reserved for issuance under the Company’s 2002 Stock Incentive Plan (see Note 9), and 1,267 shares were reserved for issuance under the Company’s 2005 Stock Incentive Plan (see Note 9).

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

As of December 31, 2007, Cbeyond was authorized to issue up to 15,000 shares of Preferred Stock, of which there were no shares issued or outstanding.

The following table summarizes the Preferred Stock transactions during the period covered by these financial statements:

	Series B	Series C
Balance at December 31, 2004	$62,068	$16,895
Adjustments to issuance costs	—	(24)
Accretion of preferred dividends	6,719	1,831
Accretion of issuance costs	107	42
Conversion to common stock	(68,894)	(18,744)

Balance at December 31, 2005, 2006 and 2007	$—	$—

6. Debt

Bank of America Credit Agreement

On February 8, 2006, the Company entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25,000. The credit agreement terms were subsequently amended on July 2, 2007. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at the Company’s option, will equal a LIBO rate or an alternate base rate plus, in each case, and applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans shall be 1, 2, 3 or 6 months, at the Company’s option. The current applicable margins for LIBO rate loans are 1.75%, 2.00% and 2.25% for loans drawn in aggregate up to $8,333, between $8,333 and $16,667, and between $16,667 and $25,000, respectively. The current applicable margins for alternate base rate loans are 0.25%, 0.50%, and 0.75% for loans drawn in aggregate up to $8,300, between $8,300 and $16,700, and between $16,700 and $25,000, respectively. In addition, the Company is required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.25%. The term of the facility is five years. In addition, the facility contains certain restrictive covenants, including restrictions on the payment of dividends.

At December 31, 2007 and 2006, there were no borrowings outstanding under the Bank of America Credit Agreement.

Cisco Credit Facility

The Company entered into the Credit Facility in 2001 to support the Company’s entry into its first five markets. The Credit Facility was amended five times through March 2005 to accommodate new market

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expansions and changing economic conditions. After all amendments, the Credit Facility provided for borrowings of up to $105,400 through December 31, 2005, payable in quarterly installments through March 31, 2010. The majority of borrowings available under the Credit Facility were restricted to purchases of network equipment and services.

In connection with amendments to the Credit Facility in November 2002, the Company issued warrants to Cisco Capital to acquire up to 720 shares of the Company’s common stock at an exercise price of approximately $0.04 per share. The Company calculated a fair value for the warrants of $2,215. These warrants, which were subject to vesting upon the occurrence of certain triggering events, became fully vested during 2005 and were exercised in 2005 subsequent to the initial public offering.

In addition, the Company amended the Credit Facility as part of a corporate reorganization in November 2002. In conjunction with this amendment, Cisco Capital cancelled $25,000 of the amount outstanding in exchange for 753 shares of Series B (Debt Exchange). As a result of the significant discount on the value of the Company’s debt cancelled in the Debt Exchange, the Company accounted for the exchange as a troubled debt restructuring in accordance with SFAS No. 15 and EITF Issue No. 02-4, Determining whether Debtor’s Modification or Exchange of Debt Instruments is within the Scope of FASB Statement No. 15. Under SFAS No. 15, a gain is recognized to the extent that the carrying amount of the debt before the restructuring, net of unamortized discounts and loan costs and other consideration exchanged as partial settlement, exceeds future contractual payments (principal and interest combined) of the restructured debt. Based on this calculation, the Company recorded a gain of $4,338 at the date of the restructuring. Projected future interest payments estimated based on the interest rate in effect at the date of the restructuring, approximately 7.3%, were considered carrying value in excess of principal. As interest was paid in subsequent periods, payments were applied against the carrying value, resulting in no interest expense after the date of restructuring, except to the extent actual interest rates exceeded the interest rate in effect at the date of restructuring. The effects of such fluctuations were recognized in the period the applicable interest rate changed, except that no gain was recorded until it could no longer be offset by future payments.

CBEYOND, INC. AND SUBSIDIARIES

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

7. Income Taxes

In 2007 and 2006, the Company utilized net operating loss carryforwards to offset the majority of its taxable income. Income taxes recognized relate primarily to AMT or to states that either do not have net operating loss carryforwards or that have taxing regimes that do not consider net operating losses. In addition, the Company recorded an income tax benefit of $9,623 during the year ended December 31, 2007 for the release of a portion of the valuation allowance, resulting in an increase to basic and diluted earnings per share of $0.35 and $0.32, respectively.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Due to the Company’s history of losses, the net deferred tax asset had a full valuation allowance until the fourth quarter of 2007 when the Company partially reduced its valuation allowance. This change in estimate resulted from management determining that there was sufficient positive evidence that the Company will be able to utilize a portion of its loss carryforwards to offset future taxable income. The current and deferred income tax provisions were as follows for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Current
Federal	$362	$430	$—
State	358	—	—

Total current	720	430	—

Deferred
Federal	4,176	2,566	1,445
State	236	92	103
Change in valuation allowance	(14,035)	(2,659)	(1,548)

Total deferred	$(9,623)	$—	$—

Income tax provision	$(8,903)	$430	$—

The change in valuation allowance of $14,035 for the year ended December 31, 2007 consists of the benefit of $9,623 for the release of a portion of the valuation allowance against the net deferred tax asset and a change in the net deferred tax asset resulting from normal activity during the year. The Company has also revised previous deferred tax balances to reflect cumulative adjustments to certain temporary differences and net operating losses.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Federal income tax (benefit) provision at statutory rate	$4,408	$2,874	$1,308
State income taxes, net of federal benefit	595	92	93
Nondeductible expenses	129	123	147
Change in valuation allowance	(14,035)	(2,659)	(1,548)

	$(8,903)	$430	$—

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax assets:
Net operating loss	$38,918	$45,595
Deferred rent	2,941	1,791
Allowance for doubtful accounts	1,116	942
Accrued telecommunication liabilities	2,929	2,499
Accrued liabilities	916	1,001
Share-based compensation expense	4,391	1,682
Other	2,565	1,756

Gross deferred tax assets	53,776	55,266

Deferred tax liabilities:
Property and equipment	8,499	5,605
Other	578	550

Gross deferred tax liabilities	9,077	6,155

Net deferred tax assets	44,699	49,111
Valuation allowance	(35,076)	(49,111)

Net deferred assets	9,623	—

Less non-current net deferred tax assets	(6,331)	—

Current net deferred tax assets	$3,292	$—

At December 31, 2007, the Company has federal net operating loss carryforwards of approximately $131,739 and state net operating loss carryforwards of $111,783, which begin expiring in 2021. The federal net operating loss carryforward consists of both regular net operating losses of $96,453 (with a corresponding deferred tax asset of $33,759) and net operating losses related to share-based compensation of $35,286. Pursuant to FAS 123(R), any income tax benefit derived from net operating losses related to share-based compensation is reflected as additional paid-in-capital at the time such benefit is recognized. Utilization of existing net operating loss carryforwards may be limited in future years if significant ownership changes were to occur. The Company has recorded a partial valuation allowance for its net deferred tax assets at December 31, 2007 and a full valuation allowance for its net deferred tax assets at December 31, 2006 due to the uncertainty of future taxable income.

The Company continues to follow the “with and without approach”, including indirect effects under FAS 123(R) which considers the impact of the excess stock option deduction last when computing its income tax provision. Under this approach, the provision for income taxes during the year ended December 31, 2007 and December 31, 2006 consisted of $362 and $430 of estimated alternative minimum tax (AMT) expected to be due at year-end. The AMT tax results from the ability to offset only 90% of AMT net operating losses against AMT taxable income. The AMT results in a credit that will be used to offset income taxes due in future periods, when and if the Company pays regular income tax. The Company also recorded state tax expense in 2007 of $358. This expense is primarily a result of the new Taxes Margin Tax and from those states in which the Company does not have net operating loss carryforwards.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Employee Benefit Plan

The Company has a 401(k) Profit Sharing Plan (the Plan) for the benefit of eligible employees and their beneficiaries. All employees are eligible to participate in the Plan on the first day of the following quarter of the Plan year following the date of hire provided they have reached the age of 18. The Plan provides for an employee deferral up to the dollar limit that is set by law.

As of the year ended December 31, 2006, the Plan did not provide for a matching contribution by the employer. Effective January 1, 2007, the Company began to match 50% of contributions up to 3% of eligible compensation to all 401(k) plan participants as well as provide a Company contribution of 1.5% of eligible compensation to all active employees as of the end of the 401(k) plan year, June 30. The Company match and contribution are both funded in Company stock subsequent to the 401(k) plan year-end. The Company contribution vests over time; however, the employees may elect to sell the shares in order to diversify their investments. Although the match and contribution are provided in Company shares, Company shares are not an investment option otherwise, and the employees may not use their 401(k) to purchase additional Company shares.

9. Share-Based Compensation Plans

In November 2005, in connection with the Company’s initial public offering, the Company adopted the Cbeyond Communications, Inc. 2005 Equity Incentive Plan (Incentive Plan). The Incentive Plan permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. The number of shares of common stock that may be issued can increase on January 1st of each year according to terms specified under the Incentive Plan. On January 1, 2007, the number of shares covered by the Incentive Plan increased by 851 shares. At December 31, 2007, the number of shares of common stock that may be issued pursuant to the Incentive Plan was 6,657, including 3,615 shares rolled over into the Incentive Plan from the Company’s previous stock incentive plans. Substantially all of the share-based awards granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of the Company’s common stock on the date of grant. The fair market value of the Company’s common stock is determined by the closing price of the Company’s common stock on the NASDAQ Global Market on the grant date. Beginning in 2007, the Company’s policy defines the grant date as the second day following a quarterly earnings release for previously approved standard option grants. Share-based awards expire 10 years after the grant date.

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such as arms-length transactions in the Company’s shares, significant business milestones that may have affected the value of our business, and internal valuation estimates based on discounted cash flow analysis of the Company’s financial results or other metrics, such as multiples of revenue and adjusted EBITDA. Options expire 10 years after the grant date.

In addition to the 2002 Plan, the Company also maintains a 2000 Stock Incentive Plan (2000 Plan), of which the number of shares of common stock that may be issued pursuant to the 2000 Plan is 7. All of the shares that remained available for issuance under the 2002 Plan and the 2000 Plan were rolled into the Incentive Plan and no additional awards will be granted under either the 2002 Plan or the 2000 Plan. All awards granted under the 2002 Plan or 2000 Plan that expire without having been exercised or are cancelled, forfeited or repurchased also will become available for grant under the Incentive Plan.

A summary of the status of the Incentive Plan, the 2002 Plan and the 2000 Plan is presented in the table below:

	Options					Restricted Stock
	Shares	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($)	Shares	Weighted Average Grant Date Fair Value ($)
Outstanding, December 31, 2004	2,882	4.78				—	—
Granted	971	11.87	6.76			—	—
Exercised	(33)	3.92			337	—	—
Forfeited	(177)	6.64				—	—

Outstanding, December 31, 2005	3,643	6.60				—	—

Granted	1,072	15.27	9.45			5	20.30
Exercised and vested	(854)	4.79			14,594	(5)	20.30
Forfeited and expired	(226)	12.52				—

Outstanding, December 31, 2006	3,635	9.20		7.51	77,737
Granted	861	32.98	19.24			248	31.21
Exercised and vested	(767)	6.22			22,945	(1)	29.62
Forfeited and expired	(253)	29.08				(14)	35.81

Outstanding, December 31, 2007	3,476	14.31		7.28	85,972	233	30.94
Vested and expected to vest, December 31, 2007	3,342	13.66		10.18	84,658
Options exercisable, December 31, 2007	1,705	7.39		6.09	53,872

During 2007, the weighted average fair value of the 620 options and 1 restricted stock unit that vested during the period was $7.64 and $29.62 per share, respectively, representing a total fair value vested during the period of $4,737 and $39, respectively. During 2006, the total fair value of the 5 shares of restricted stock granted and vested during the period was $106. The fair value of share based awards measured at the applicable grant date is amortized over the vesting period and recognized as non-cash share-based compensation in the consolidated statement of operations. The Company has 1,267 share-based awards available for future grant as of December 31, 2007.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2006, the Company followed APB No. 25 and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company’s employee stock options equaled or exceeded the market value of the underlying stock on the date of the grant, no compensation expense was recognized. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), under which the Company recognizes, as expense over the applicable service period, the fair value of the options granted. Total share-based compensation expense recognized in 2007 totaled $9,989 under the new method, a reduction of $0.36 and $0.34, respectively, in basic and diluted earnings per share. In 2006, total share-based compensation expense totaled $4,355 under the new method, a reduction of $0.16 and $0.15, respectively, in basic and diluted earnings per share. Additionally, the adoption increased cash flows from financing activities and decreased cash flows from operating activities by $657 and $290 in 2007 and 2006, respectively, relating to excess tax benefits from the exercise of stock options.

The fair value of options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2007	2006	2005
Risk-free interest rate	4.4%	4.6%	3.9%
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	54.0%	63.0%	55.3%
Suboptimal exercise barrier	3.68	2.96	2.44

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123(R) (or SFAS No. 123 for periods prior to January 1, 2006) and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, which the Company deems more reliably measurable than the fair value of the consideration received. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance, or obligation to perform, is complete or the date on which it is probable that performance will occur.

Management evaluates the appropriateness of its underlying assumptions each time it estimates the fair value of equity instruments requiring measurement under SFAS 123(R). To assist management in validating its assumptions, the Company periodically engages consultants with relevant experience to assess and evaluate its assumptions.

The risk-free interest rate used in estimating the fair value of options is based on the U.S. Treasury zero-coupon securities using the contractual term of the option. The Company also uses historical data to estimate the suboptimal exercise barrier and the forfeiture rate of options granted. Through the third quarter of 2007, the Company had not been a public company long enough to rely on its own volatility history. Therefore, expected volatility was based on historical volatilities experienced by companies considered comparable to Cbeyond based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility remained consistent over time, although the mix and weighting of representative volatilities were refined periodically to ensure that the four primary categories were appropriately considered. Beginning in the fourth quarter of 2007, the Company began using its own market-based historical volatility. In reviewing the modifications to the development of its underlying valuation assumptions, the Company considered whether applying the refined assumptions would have had a material impact on recent valuations performed using the previous assumptions, noting that the effect on compensation expenses would not have resulted in a materially different amount.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options with graded vesting are expensed on a straight line basis over the vesting period. The amount of compensation cost recognized at any date is at least equal to the portion of the grant date value of the award that is vested at that date. During the years ended December 31, 2007, 2006 and 2005, the Company issued 769, 854, and 34 shares resulting from the exercise of common stock and vesting of restricted stock, respectively, resulting from the exercise of stock options. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005, based on market value at the exercise dates is set forth in the table above. As of December 31, 2007, unrecognized compensation cost related to unvested stock option awards totals approximately $23,403 and is expected to be recognized over a weighted-average period of 1.88 years.

As described in Note 8, the Company has a commitment to contribute shares to the Plan at the end of each plan year (June 30). The number of shares is variable based on the share price on the last day of the plan year when the obligation becomes fixed and payable. Based on the December 31, 2007 share price, 21 shares are required to satisfy the $721 obligation accrued from July 1, 2007 to December 31, 2007. The ultimate number of shares relating to the obligation at December 31, 2007 will be higher or lower depending on whether the share price on June 30, 2008 has decreased or increased from the December 31, 2007 share price. In addition, the shares that will be issued in 2008 will increase relating to further obligations accruing from January 1, 2008 through June 30, 2008.

During the year ended December 31, 2007, the Company recognized $1,480 of share-based compensation expense relating to the match and contribution under the Plan. As of the last day of the 401(k) plan year, the Company’s contribution relating to the six months ended June 30, 2007 became fixed based on the active 401(k) plan participants as of the end of the plan year. Accordingly, the Company contributed 21 shares of Company stock to the respective employees’ 401(k) accounts in July 2007.

10. Commitments

The Company has entered into various operating leases, with expirations through June 2016, for network facilities, office space, equipment, and software used in its operations. Future minimum lease obligations under non-cancelable operating leases as of December 31, 2007 are as follows:

Operating
2008	$6,512
2009	6,942
2010	7,034
2011	7,017
2012	7,046
Thereafter	17,702

$52,253

Total rent expense for the years ended December 31, 2007, 2006 and 2005 was $4,957, $3,360 and $2,766, respectively. Certain real estate leases have fixed escalation clauses, holidays, and leasehold improvement allowances. Such leasehold improvement allowances were $2,565, $1,775 and $887 in 2007, 2006 and 2005, respectively. These allowances are capitalized as leasehold improvements, which are depreciated over the shorter of their useful lives or the lease term. Expense under such operating leases is recorded on a straight-line basis over the life of the lease. The Company’s lease agreements also generally have lease renewal options that are at its discretion and range in terms.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the Company had outstanding letters of credit of $1,135. These letters of credit expire at various times through May 2016 and collateralize the Company’s obligations to third parties.

11. Selected Quarterly Financial Data (unaudited)

Unaudited Interim Results

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$63,026	$67,715	$72,416	$76,877
Gross profit (exclusive of depreciation and amortization)	44,247	47,552	50,628	53,148
Operating income (loss)	2,832	2,568	2,966	2,945
Depreciation and amortization expense	7,120	7,557	7,763	8,366
Income before income taxes	3,063	2,932	3,396	3,204
Net income	2,733	2,892	3,380	12,493
Net income per common share—basic	0.10	0.10	0.12	0.44
Net income per common share—diluted	0.09	0.10	0.11	0.41

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Revenue	$47,578	$52,534	$54,907	$58,867
Gross profit (exclusive of depreciation and amortization)	32,580	36,281	38,447	42,284
Operating income (loss)	(174)	1,265	1,931	4,021
Depreciation and amortization expense	6,577	6,864	6,937	6,818
Income before income taxes	51	1,500	2,143	4,516
Net income	20	1,406	2,005	4,349
Net income per common share—basic	—	0.05	0.07	0.16
Net income per common share—diluted	—	0.05	0.07	0.15

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

At December 31, 2007, the operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit and the San Francisco Bay Area. Although Miami and Minneapolis have not yet entered their operating phase as of December 31, 2007, the pre-launch expenses and/or capital expenditures associated with preparing for operations and building out the network infrastructure are disclosed for purposes of this segment disclosure. The balance of the Company’s operations is in its Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results.

Corporate costs are not allocated to the other segments because such costs are managed and controlled on a functional basis that spans all markets, with centralized, functional management held accountable for corporate

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information about the Company’s reportable segments:

	Year Ended December 31,
	2007	2006	2005
Revenues
Atlanta	$72,811	$63,529	$53,719
Dallas	61,184	51,335	42,277
Denver	64,829	58,531	47,916
Houston	38,990	26,382	13,051
Chicago	26,748	12,281	2,134
Los Angeles	12,347	1,828	—
San Diego	2,510	—	—
Detroit	576	—	—
San Francisco Bay Area	39	—	—

Total revenues	$280,034	$213,886	$159,097

Adjusted EBITDA
Atlanta	$41,893	$37,881	$30,174
Dallas	30,035	24,008	18,561
Denver	35,180	31,835	24,954
Houston	16,487	8,676	1,377
Chicago	6,967	(1,411)	(5,470)
Los Angeles	(1,611)	(5,624)	(382)
San Diego	(5,241)	(630)	—
Detroit	(3,444)	—	—
San Francisco Bay Area	(1,468)	—	—
Miami	(66)	—	—
Corporate	(66,624)	(55,196)	(43,407)

Total adjusted EBITDA	$52,108	$39,539	$25,807

Operating income (loss)
Atlanta	$37,630	$32,808	$24,255
Dallas	25,718	18,934	13,374
Denver	31,354	26,985	19,773
Houston	13,032	5,974	(285)
Chicago	4,331	(2,913)	(6,090)
Los Angeles	(3,194)	(6,254)	(382)
San Diego	(5,825)	(631)	—
Detroit	(3,840)	—	—
San Francisco Bay Area	(1,544)	—	—
Miami	(71)	—	—
Corporate	(86,280)	(67,860)	(49,322)

Total operating income	$11,311	$7,043	$1,323

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2007	2006	2005
Depreciation and amortization expense
Atlanta	$4,145	$5,073	$5,919
Dallas	4,206	5,074	5,187
Denver	3,731	4,850	5,181
Houston	3,355	2,702	1,662
Chicago	2,527	1,502	620
Los Angeles	1,500	630	—
San Diego	522	1	—
Detroit	359	—	—
San Francisco Bay Area	62	—	—
Miami	3	—	—
Corporate	10,396	7,364	5,591

Total depreciation and amortization expense	$30,806	$27,196	$24,160

Capital expenditures
Atlanta	$5,602	$5,669	$4,946
Dallas	4,250	6,923	3,976
Denver	3,202	4,961	3,838
Houston	3,553	3,587	4,039
Chicago	3,812	2,843	3,256
Los Angeles	3,582	3,444	2,131
San Diego	2,534	1,561	—
Detroit	3,965	146	—
San Francisco Bay Area	3,108	—	—
Miami	1,149	—	—
Minneapolis	335	—	—
Corporate	22,442	14,733	7,580

Total capital expenditures	$57,534	$43,867	$29,766

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for reportable segments	$52,108	$39,539	$25,807
Depreciation and amortization	(30,806)	(27,196)	(24,160)
Non-cash stock option compensation	(9,989)	(4,355)	(324)
Public offering expenses	(2)	(945)	—
Interest income	2,700	1,919	1,325
Interest expense	(252)	(163)	(2,424)
Gain from write-off value in excess of principal	—	—	4,060
Loss on disposal of property and equipment	(1,164)	(601)	(539)
Other income (expense), net	—	12	(9)
Income tax benefit (expense)	8,903	(430)	—

Net income	$21,498	$7,780	$3,736

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Public Offering Costs

In early 2005, the Company began incurring costs associated with its initial public offering which was completed in November 2005. The costs associated with the November 2005 public offering, excluding the underwriting discount, totaled $3,641 and were offset against the proceeds of the offering.

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

Beginning on March 11, 2005, the Company began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. The Company continues to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the year ended December 31, 2007 approximately $425 of TRRO expenses accrued from March 11, 2005 to December 31, 2005 passed the statutory back billing limit and were reversed as a benefit to cost of revenue. For the portion of the accrued TRRO expenses that have been invoiced as of December 31, 2007, the Company has been billed $2,434 in excess of the amount it has cumulatively recognized in its results of operations. Management believes these excess billings are erroneous and that the amounts accrued represent the best estimate of the final settlement of these liabilities.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company estimated the probable liability for implementation of certain provisions of the TRRO and has accrued approximately $6,211, $4,400 and $1,893 for the years ended December 31, 2007, 2006 and 2005, respectively for these liabilities. Due to the TRRO provisions, $1,803, $2,507 and $1,893 was charged to cost of revenue in the year ended December 31, 2007, 2006 and 2005, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on the Company experience and its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

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

Dissolution of Captive Leasing Entities

Effective December 31, 2006, the Company dissolved and collapsed its captive leasing companies. These entities, historically, purchased assets tax-free and leased the assets to the operating companies as a means of preserving cash flow in the Company’s start-up phase of operations. During 2006, management determined that the nature of the Company’s operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the collapse, a final accounting of all activity under the leasing entities was performed and reconciled back to historical sales tax filings. Certain underpayments were identified that resulted in the recognition of approximately $128 in penalties and interest in selling, general and administrative costs during the fourth quarter of 2006. This amount represents management’s best estimate of what it believes it will have to pay in connection with finalizing all sales tax returns for the leasing entities. During 2007, an additional $74 in penalties and interest were accrued related to these underpayments. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts accrued by the Company. In accordance with FAS 5, the additional interest and penalties could range from zero to $516.

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

During the year ended December 31, 2007, 2006, and 2005, the Company purchased approximately $21,148, $18,700, and $7,550, respectively, of equipment and services from Cisco. As of December 31, 2007 and 2006, the Company’s outstanding accounts payable to Cisco totaled approximately $1,012 and $1,300, respectively.

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

Management's Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting, which appear in Item 8 of this Annual Report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.

The Board of Directors for Cbeyond, Inc. (the “Company”) has adopted a Code of Ethics. This Code of Ethics applies to all of the Company’s directors, officers and employees and all such individuals are required to strictly adhere to the principles as described in the Code of Ethics. The Code of Ethics is available on our website at www.cbeyond.net.

Item 11.	Executive Compensation

The information required by this item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Participation” issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item 12 will be contained in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners” issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2008 annual meeting of stockholders filed with the SEC within 120 days after December 31, 2007 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A) 1. Financial Statements.

The response to this item is included in Item 8.

        2. Financial Statement Schedule.

The following financial statement schedule is filed as a part of this report.

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006, and 2005

(Dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expense	Less Deductions(1)	Balance at End of Year
Allowance for Doubtful Accounts
2007	$2,586	$4,821	$(4,424)	$2,983
2006	1,811	3,629	(2,854)	2,586
2005	1,033	3,468	(2,690)	1,811

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.

         3. Exhibits

See the response to Item 15(b) below.

(B) Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1(a)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.

3.2(b)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.

10.1(b)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.

10.2(b)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.3(b)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.

10.4(b)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.

10.5(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.6(b)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.

10.7(b)	Form of Amended and Restated At-Will Employment Agreement.

10.8(c)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.9(d)	First Amendment to Credit Agreement, dated as of July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.10(e)	Form of Indemnity Agreement by and between Cbeyond and each of the executive officers.

10.11(f)	Form of At-Will Employment Agreement by and between Cbeyond, Inc. and James Geiger.

10.12(f)	Form of At-Will Employment Agreement by and between Cbeyond, Inc. and J. Robert Fugate.

10.13(f)	Form of At-Will Employment Agreement by and between Cbeyond, Inc. and each of Robert Morrice, Brooks Robinson, Chris Gatch, Joseph Oesterling and Richard Batelaan.

21.1(b)	Subsidiaries of Cbeyond, Inc.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a)	Incorporated by reference to Registration Statement on Firm S-1 filed on September 19, 2006 (File No. 333-137445), as amended by Amendment No. 1 filed on September 25, 2006.

(b)	Incorporated by reference to Registration Statement on Form S-1 filed on May 16, 2005 (File No. 333-124971), as amended by Amendment No. 1 filed on June 30, 2005, by Amendment No. 2 filed on July 27, 2005, by Amendment No. 3 filed on August 24, 2005, by Amendment No. 4 filed on September 20, 2005, by Amendment No. 5 filed on October 3, 2005, by Amendment No. 6 filed on October 5, 2005, by Amendment No. 7 filed on October 7, 2005 and by Amendment No. 8 filed on October 27, 2005.
(c)	Incorporated by reference to Form 8-K dated February 14, 2006 filed on February 14, 2006 (File No. 000-51588).
(d)	Incorporated by reference to Form 10-Q for second quarter 2007, filed on August 7, 2007 (File No. 000-51588).
(e)	Incorporated by reference to Form 10-Q for third quarter 2007 filed on November 6, 2007 (File No. 000-51588).
(f)	Cbeyond, Inc. plans to enter into these At-Will Employment Agreements with such individuals shortly after the filing of this report.

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

Signature	Title	Date

/S/ JAMES F. GEIGER James F. Geiger	Chairman, President and Chief Executive Officer	February 29, 2008

/S/ J. ROBERT FUGATE J. Robert Fugate	Executive Vice President and Chief Financial Officer	February 29, 2008

/S/ HENRY C. LYON Henry C. Lyon	Vice President and Chief Accounting Officer	February 29, 2008

/S/ JOHN CHAPPLE John Chapple	Director	February 29, 2008

/S/ DOUGLAS C. GRISSOM Douglas C. Grissom	Director	February 29, 2008

/S/ D. SCOTT LUTTRELL D. Scott Luttrell	Director	February 29, 2008

/S/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	February 29, 2008

/S/ DAVID A. ROGAN David A. Rogan	Director	February 29, 2008

/S/ ROBERT ROTHMAN Robert Rothman	Director	February 29, 2008