Form 10-Q
period 2008-03-31
CBEYOND, INC.
filed 2008-05-12
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated Filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 5, 2008
Common Stock, $0.01 par value	28,712,988

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “projects” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the risk that we may be unable to continue to experience revenue growth at historical levels; changes in federal or state regulation or decisions by regulatory bodies that affect the Company; periods of economic downturn and the resulting inability of certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect the Company’s effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including the “Risk Factors” in our most recent annual report on Form 10-K, together with updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K. Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$46,039	$56,174
Accounts receivable, gross	26,260	26,149
Less: Allowance for doubtful accounts	(2,571)	(2,983)

Accounts receivable, net	23,689	23,166
Prepaid expenses	5,291	4,793
Inventory	2,781	2,861
Deferred tax asset, net	3,655	3,292
Other assets	1,199	1,235

Total current assets	82,654	91,521
Property and equipment, gross	250,438	236,254
Less: Accumulated depreciation	(146,284)	(137,900)

Property and equipment, net	104,154	98,354
Restricted cash equivalents	1,135	1,135
Non-current deferred tax asset, net	5,332	6,331
Other non-current assets	2,453	1,021

Total assets	$195,728	$198,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,628	$12,983
Accrued telecommunications costs	16,780	17,341
Deferred customer revenue	8,972	9,045
Other accrued liabilities	27,706	31,081

Total current liabilities	64,086	70,450

Other non-current liabilities	589	594

Stockholders’ equity:

Common stock, $0.01 par value; 50,000 shares authorized; 28,277 and 28,208 shares issued and outstanding, respectively	283	282
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Deferred stock compensation	—	—
Additional paid-in capital	256,265	253,534
Accumulated deficit	(125,495)	(126,498)

Total stockholders’ equity	131,053	127,318

Total liabilities and stockholders’ equity	$195,728	$198,362

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Customer revenue	$78,738	$61,661
Terminating access revenue	1,755	1,365

Total revenue	80,493	63,026

Operating expenses:
Cost of revenue (exclusive of depreciation of $6,038 and $5,227 respectively, shown separately below)	25,038	18,779
Selling, general and administrative (exclusive of depreciation of $2,974 and $1,893 respectively, shown separately below)	43,982	34,293
Public offering expenses	—	2
Depreciation	9,012	7,120

Total operating expenses	78,032	60,194

Operating income	2,461	2,832

Other income (expense):
Interest income	380	608
Interest expense	(56)	(45)
Loss on disposal of property and equipment	(742)	(332)

Income before income taxes	2,043	3,063
Income tax expense	(1,040)	(330)

Net income	$1,003	$2,733

Net income per common share:
Basic	$0.04	$0.10

Diluted	$0.03	$0.09

Weighted average common shares outstanding:
Basic	28,228	27,485
Diluted	29,849	29,638

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2007	28,208	$282	$253,534	$(126,498)	$127,318
Exercise of stock options	37	1	434	—	435
Vesting of restricted stock	48	—	—	—	—
Share-based compensation from options to employees	—	—	1,753	—	1,753
Share-based compensation from restricted stock to employees	—	—	728	—	728
Share-based compensation for non-employees	—	—	56	—	56
Common stock withheld as payment for withholding taxes upon the vesting of restricted stock	(16)	—	(268)	—	(268)
Excess tax benefit from stock option exercises	—	—	28	—	28
Net income	—	—	—	1,003	1,003

Balance at March 31, 2008	28,277	$283	$256,265	$(125,495)	$131,053

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Net income	$1,003	$2,733
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,012	7,120
Deferred tax benefit	636	—
Provision for doubtful accounts	1,465	510
Loss on disposal of property and equipment	742	332
Non-cash share-based compensation	3,015	2,105
Excess tax benefit relating to share-based payments	(28)	(72)
Changes in operating assets and liabilities:
Accounts receivable	(1,988)	(594)
Inventory	80	(232)
Prepaid expenses and other current assets	(462)	(1,649)
Other assets	(1,432)	162
Accounts payable	(2,355)	(1,416)
Other liabilities	(5,182)	(1,144)

Net cash provided by operating activities	4,506	7,855

Investing Activities:
Purchases of property and equipment	(14,836)	(13,426)
Purchases of marketable securities	—	(30,059)
Redemption of marketable securities	—	29,990

Net cash used in investing activities	(14,836)	(13,495)

Financing Activities:
Taxes paid on vested restricted shares	(268)	—
Repayment of long-term debt and capital leases	—	(98)
Excess tax benefit relating to share-based payments	28	72
Proceeds from exercise of stock options	435	858

Net cash provided by financing activities	195	832

Net decrease in cash and cash equivalents	(10,135)	(4,808)
Cash and cash equivalents at beginning of period	56,174	34,113

Cash and cash equivalents at end of period	$46,039	$29,305

Supplemental disclosure:
Non-cash purchases of property and equipment	$718	$456

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of March 31, 2008, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, San Francisco, and Miami.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiary (collectively, the “Company”). All intercompany balances and transactions have been eliminated in the consolidation process.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Inventories

The Company states its inventories at the lower of cost or market. Inventories consist primarily of mobile handset devices and are stated using the first-in, first-out (FIFO) method. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of revenue. The cost of mobile handsets is included in cost of revenue upon shipment to a customer.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been provided or products delivered, the fee is fixed or determinable, and collectibility is reasonably assured. Revenue derived from local voice and data services is billed in advance and deferred until earned. Revenues derived from other telecommunications services, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

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

The Company’s marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force (EITF) Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-9). In accordance with this pronouncement, the Company records these promotions as a reduction in revenue when earned by the customer. As these promotions are earned over time, the Company ratably allocates the cost of honoring the promotion over the underlying promotion period as a reduction in revenue. EITF 01-9 additionally requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Accordingly, the Company recognizes the benefit of estimated breakage on customer promotions when such amounts are reasonably estimable.

Accounts Receivable, Allowance for Doubtful Accounts and Deferred Customer Revenue

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

Share-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) which requires companies to measure all share-based awards at fair value on the date of grant and recognize the cost over the requisite service period for the awards expected to vest.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes (SFAS 109), which requires companies to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax basis of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. SFAS 109 requires that deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company evaluates the realizability of its deferred income tax assets, which primarily relate to prior net operating losses at each reporting period and, adjusts its valuation allowance if necessary.

The Company follows the “with-and-without approach” in computing its income tax provision, including indirect effects under SFAS123(R) which considers the impact of excess share-based awards deductions last when computing the income tax provision. The excess tax benefits are credited to additional paid-in-capital to the extent they are used to offset current taxes payable.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Through March 31, 2008, the Company has not had any material unrecognized tax benefits. The Company’s policy is to recognize interest and penalties related to unrecognized tax benefits, if they occur, as components of its income tax provision.

Basic and Diluted Net Income per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average common shares outstanding for the period. For the three months ended March 31, 2008 and 2007, the Company reported net income, and accordingly considered the dilutive effect of shares and share-based awards outstanding during the period for the diluted earnings per share calculation. For purposes of the calculation of diluted earnings per share for the three months ended March 31, 2008 and 2007, an additional 1,621 and 2,153 shares, respectively, were added to the denominator because they were dilutive for such period. Weighted average shares issuable upon the exercise of stock options that were anti-dilutive and therefore not included in the calculation of diluted earnings per share were 1,271 and 428 for the three months ended March 31, 2008 and 2007, respectively.

New Accounting Standards

Recently Adopted Standards

In September 2006, the Emerging Issues Task Force issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its service. Depending on the circumstances, such consideration is considered either “cash” or “other than cash”. EITF 06-1 was effective for the Company beginning January 1, 2008 and did not have a material effect on the Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company beginning January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and, therefore, SFAS 159 did not have an impact on the Condensed Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 was effective for the Company beginning January 1, 2008 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a recurring basis (at least annually), of which the Company has none. Therefore, the adoption of SFAS 157 did not have an impact on the Condensed Consolidated Financial Statements. For all other non-financial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009, as noted further below.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). This FSP delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not already recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company does not expect this statement to have a material impact on its financial statements.

Note 3. Share-Based Compensation Plans

The Company’s equity incentive plans, collectively referred to as the Incentive Plan, permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. The number of shares of common stock that may be issued can increase on January 1st of each year according to terms specified under the Incentive Plan. On January 1, 2008, the number of shares covered by the Incentive Plan increased by 930 shares. At March 31, 2008, the aggregate number of shares of common stock that may be issued pursuant to the Incentive Plan was 7,587. Substantially all of the share-based awards granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of the Company’s common stock on the date of grant. Beginning in 2007, the Company’s policy defines the options grant date as the second day following a quarterly earnings release for previously approved standard option grants because that is the date that the option exercise price is determined. Share-based awards expire 10 years after the grant date unless forfeited earlier.

A summary of the status of the Incentive Plan is presented in the table below:

	Options Shares	Restricted Stock Shares
Outstanding, January 1, 2008	3,476	233
Granted	440	232
Exercised	(37)	—
Vested	—	(48)
Forfeited or expired	(44)	(2)

Outstanding, March 31, 2008	3,835	415
Options exercisable, March 31, 2008	2,071

The fair value of options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2008	2007
Risk-free interest rate	2.8%	4.5%
Expected dividend yield	0.0%	0.0%
Expected volatility	69.6%	54.2%
Suboptimal exercise barrier	2.42	4.54

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, which the Company deems more reliably measurable than the fair value of the consideration received. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance, or obligation to perform, is complete or the date on which it is probable that performance will occur.

As of March 31, 2008, the Company had $18,047 and $10,272 of unrecognized compensation expense related to our unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 and 2.2 years, respectively.

As described in Item 8 of our Form 10-K for fiscal 2007, filed with the SEC on February 29, 2008, the Company has a commitment to contribute shares to the 401(k) Profit Sharing Plan (the Plan) at the end of each plan year (June 30). The number of shares is variable based on the share price on the last day of the plan year when the obligation becomes fixed and payable. Based on the March 31, 2008 share price, 68 shares are required to satisfy the $1,261 obligation accrued from July 1, 2007 to March 31, 2008. The ultimate number of shares relating to the obligation at March 31, 2008 will be higher or lower depending on whether the share price on June 30, 2008 has decreased or increased from the March 31, 2008 share price. In addition, the shares that will ultimately be issued in July of 2008 will change relating to further obligations accruing through the end of the plan year.

Note 4. Income Taxes

The provision for income taxes during the three months ended March 31, 2008 of $1,040 consists of $638 and $402 in federal and state income taxes, respectively. During the comparable period in 2007, total expense of $330 consisted of $82 and $248 in federal and state income taxes, respectively. In accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting, income tax expense is calculated by determining an estimated annual effective tax rate and applying this rate to the pre-tax income for the quarter. The estimated annual effective tax rates for the three months ended March 31, 2008 and 2007 are 50.9% and 11.2%, respectively. For the three months ended March 31, 2007, the Company had a full valuation allowance against its net deferred tax assets and recognized income tax expense based on the alternative minimum tax (AMT), which has a lower tax rate than the regular statutory tax rate. For the three months ended March 31, 2008, the Company no longer has a full valuation allowance against its net deferred tax assets, and the Company records estimated income tax, both current and deferred, at the full effective tax rates. During 2008, the estimated effective tax rate includes approximately 9.7%, net of the federal benefit, relating to a recently enacted tax on the Company’s gross receipts from its Texas operations and 41.2% relating to federal income taxes and income taxes from states other than Texas.

Although the Company now records income tax expense at the full effective tax rate, it is expecting to be in an ordinary taxable loss position for the current year, due in large part to accelerated tax depreciation and other favorable timing differences. The Company does not believe there are any limitations which would affect its ability to utilize its net operating loss carryforwards.

The tax years 2004 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2003 may also be subject to examination.

As noted above, the Company’s operations in Dallas and Houston are subject to a new state tax, referred to as the Texas Margin Tax. This tax initially became effective in 2007, but had certain exclusions during the first year it was in effect. The estimated full year 2008 impact of this tax, net of the federal benefit, is $529, or $199 for the three months ended March 31, 2008. The Company recognized approximately $160 for this tax during the three months ended March 31, 2007, and recognized $148 for the full year of 2007, reflecting certain benefits and exclusions that, subsequent to March 31, 2007, became available during the transition year.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	March 31, 2008	December 31, 2007
Accrued bonus	$2,360	$7,538
Accrued other compensation and benefits	3,060	2,475
Accrued sales taxes	3,568	3,550
Accrued other taxes	5,187	5,011
Accrued professional fees	682	704
Deferred rent	8,593	7,861
Deferred installation revenue	773	762
Other accrued expenses	3,483	3,180

Total other accrued liabilities	$27,706	$31,081

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

At March 31, 2008, the operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, San Francisco and Miami. Although the Minneapolis market has not yet entered its operating phase as of March 31, 2008, the pre-launch expenses and/or capital expenditures associated with preparing for operations and building out the network infrastructure are disclosed for purposes of this segment disclosure. The balance of the Company’s operations is in its Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results.

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

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, the Company uses adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering expenses, gains relating to troubled debt restructuring and the early payoff of restructured debt, gain or loss on asset dispositions and other non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by the Company’s chief operating decision maker to assess and evaluate the performance of the business and its operating segments, both on a consolidated and on an individual basis.

The tables below present information about the Company’s reportable segments:

	Three Months Ended March 31,
	2008	2007
Revenues
Atlanta	$19,412	$17,255
Dallas	16,607	14,328
Denver	17,155	15,548
Houston	11,069	8,608
Chicago	8,406	5,373
Los Angeles	4,945	1,842
San Diego	1,796	72
Detroit	851	—
San Francisco Bay Area	239	—
Miami	13	—

Total revenues	$80,493	$63,026

Adjusted EBITDA
Atlanta (1)	$11,221	$9,959
Dallas	8,353	6,888
Denver	9,085	8,811
Houston	5,245	3,375
Chicago	2,690	1,090
Los Angeles	950	(877)
San Diego	(938)	(1,233)
Detroit	(1,154)	(11)
San Francisco Bay Area	(1,219)	—
Miami	(781)	—
Minneapolis	(66)	—
Corporate	(18,898)	(15,943)

Total adjusted EBITDA	$14,488	$12,059

Operating income (loss)
Atlanta	$10,164	$8,859
Dallas	7,359	5,804
Denver	8,215	7,739
Houston	4,310	2,558
Chicago	1,860	536
Los Angeles	398	(1,188)
San Diego	(1,181)	(1,324)
Detroit	(1,413)	(11)
San Francisco Bay Area	(1,387)	—
Miami	(809)	—
Minneapolis	(71)	—
Corporate	(24,984)	(20,141)

Total operating income	$2,461	$2,832

Depreciation expense
Atlanta	$1,013	$1,073
Dallas	954	1,056
Denver	828	1,046
Houston	910	790
Chicago	796	523
Los Angeles	524	291
San Diego	223	80
Detroit	238	—
San Francisco Bay Area	153	—
Miami	8	—
Minneapolis	1	—
Corporate	3,364	2,261

Total depreciation expense	$9,012	$7,120

	Three Months Ended March 31,
	2008	2007
Capital expenditures
Atlanta	$677	$1,464
Dallas	683	2,149
Denver	959	394
Houston	778	1,149
Chicago	580	1,166
Los Angeles	785	854
San Diego	710	1,067
Detroit	832	1,379
San Francisco Bay Area	1,146	36
Miami	1,977	—
Minneapolis	1,098	—
Corporate	5,329	4,224

Total capital expenditures	$15,554	$13,882

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for reportable segments	$14,488	$12,059
Depreciation	(9,012)	(7,120)
Non-cash share-based compensation	(3,015)	(2,105)
Public offering expenses	—	(2)
Interest income	380	608
Interest expense	(56)	(45)
Loss on disposal of property and equipment (2)	(742)	(332)
Income tax expenses	(1,040)	(330)

Net income	$1,003	$2,733

(1)	During the three months ended March 31, 2008, the Company settled an outstanding dispute and received a service credit of approximately $600 relating to cost of revenue for the Atlanta operating segment.

(2)	During the three months ended March 31, 2008, the Company recorded approximately $200 to write off the value of a software asset that was permanently removed from services.

Note 7. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (FCC) issued its Triennial Review Remand Order (TRRO) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (ILECs) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduced the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that were deemed to be or become sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within a wire center. In addition, certain caps were imposed regarding the number of unbundled network element (UNE) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps were exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act. If, in the future, the conditions or caps are exceeded in additional locations, ILEC UNE obligations could be further reduced.

The rates charged by ILECs for the Company’s high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006. In addition, by March 10, 2006, the Company was required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, unless another rate had been negotiated. Subject to any contractual protections under the Company’s existing interconnection agreements with ILECs, beginning March 11, 2005, the Company was also potentially subject to the ILECs’ higher “special access” pricing for any new installations of DS-1 loops and/or DS-1 (the capacity equivalent of a T-1) and DS-3 (the capacity equivalent of 28 T-1s) transport facilities in the affected ILEC wire centers, on the affected transport routes, or that exceeded the caps.

Beginning on March 11, 2005, the Company began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. The Company continues to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of March 31, 2008 and 2007, respectively, the Company’s accrual totals $6,708 and $5,027, including $497 and $620 recognized as cost of revenue during the respective three months then ended. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which the Company is subject based on its experience and its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the quarter ended March 31, 2008, approximately $190 of TRRO expenses accrued from January 1, 2006 to March 31, 2006 passed the statutory back billing limit and were reversed as a benefit to cost of revenue. As of the date that these Condensed Consolidated Financial Statements were prepared and insofar as the ILECs have invoiced the Company, there are no material differences between the aggregate amounts invoiced by each ILEC and the related amounts accrued by the Company.

General Regulatory Contingencies

The Company operates in a highly regulated industry and is subject to regulation and oversight by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to the Company’s results of operations. In addition, the Company is always at risk of non-compliance, which can result in fines and assessments. The Company regularly evaluates the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (SFAS 5). However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.

Dissolution of Captive Leasing Entities

Effective December 31, 2006, the Company dissolved and collapsed its captive leasing companies. These entities, historically, purchased assets tax-free and leased the assets to the operating companies as a means of preserving cash flow in the Company’s start-up phase of operations. During 2006, management determined that the nature of the Company’s operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. Since 2006, an additional $84 in penalties and interest have been accrued related to these underpayments. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts already accrued by the Company. In accordance with SFAS 5, the additional interest and penalties could range from zero to $543.

Note 8. Subsequent Event

Legal Proceedings

On May 6, 2008, a purported class action lawsuit was filed against the Company and its chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The action was brought by Steven Weisberg, individually and on behalf of a proposed class of purchasers of the Company’s common stock between November 1, 2007 and February 21, 2008. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, based upon allegations that the Company underreported its customer churn rate. Plaintiff seeks to recover an unspecified amount for damages on behalf of himself and all other individual and institutional investors who purchased or otherwise acquired the Company’s securities between November 1, 2007 and February 21, 2008, excluding the defendants and their affiliates. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter and any related matters. The Company is aware of at least one additional lawsuit that may be filed raising allegations substantially similar to those raised by the Weisburg lawsuit, and it is possible that additional suits may be filed in the future. At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this periodic report. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here.

In this report, Cbeyond, Inc. and its subsidiary are referred to as “we”, the “Company” or “Cbeyond”.

Overview

We provide managed IP-based communications services to our target customers of small businesses in select large metropolitan areas across the United States. We provide these services through bundled packages of local and long distance voice services, broadband Internet access and mobile voice and data, together with additional applications and services, for an affordable fixed monthly fee under fixed-length contracts. We sell three integrated packages of services, primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services, broadband Internet access and mobile voice and data plus additional value-added applications, such as email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, and other communications and IT services. Customers may also choose to add extra features or lines for an additional fee. In the quarter ended March 31, 2008, we began offering hosted Microsoft Exchange to our customers in Atlanta. We plan to begin offering this service to customers in our other cities in the second quarter of 2008 and also plan to begin offering secure desktop services to our customers in the same period.

Our voice services (other than our mobile voice services) are delivered using Voice over IP, or VoIP, technology, and all of such services are delivered over our secure all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies. We offer our mobile voice and data services via our mobile virtual network operator relationship with a nationwide wireless network provider.

We sell our services primarily through a direct sales force in each market, supplemented by sales agents. These agents often have other business relationships with the customer and, in many cases, perform equipment installations for us at our customers’ sites. A significant portion of our new customers are generated by referrals from existing customers and partners. We offer financial incentives to our customers and other sources for referrals which are charged to selling expenses.

We compete primarily against incumbent local exchange carriers and, to a lesser extent, against competitive local exchange carriers, both of which are local telephone companies. Local telephone companies do not generally have the same focus on our target market and principally concentrate on medium or large enterprises or residential customers. In addition, cable television providers have begun serving the small and medium business market with telephone service, in addition to high speed Internet access and video. To date, we have not experienced significant competition from cable television providers and do not believe that they intend to offer the breadth of services and applications that our customers purchase from us. We compete primarily based on our high-value bundled services that bring many of the same managed services to our customers that have historically been available only to large businesses, as well as based on our customer care, network reliability and operational efficiencies.

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market early in 2001, have since expanded operations into nine additional markets, generally expect to continue opening three new markets per year and intend to establish operations in the largest 25 markets. The following comprises the service launch date for our current markets and the anticipated launch date of our future announced markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	3rd Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007
San Francisco Bay Area	4th Quarter 2007
Miami	1st Quarter 2008

Announced Markets	Planned Service Launch Date
Minneapolis	2nd Quarter 2008

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

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-15 local voice lines, or generally 30 or fewer employees. We also sell subscriptions of BeyondVoice II to customers with 16-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of March 31, 2008, approximately 83.9% of our customer base had BeyondVoice I, 14.9% had BeyondVoice II, and 1.2% had BeyondVoice III.

Average monthly revenue per customer location is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that may generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect average monthly revenue per customer location to be relatively stable in future periods. Customer revenues represented approximately 97.8% of total revenues for the first three months of 2008 and 2007. Access charges paid to us by other communications companies to terminate calls to our customers represented the majority of the remainder of total revenues.

Customer revenues are generated under contracts that typically run for three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. Throughout our history, we have maintained monthly churn rates of approximately 1.0%; however, beginning in mid-2007, we experienced elevated rates attributable, primarily, to deteriorating economic conditions. Specifically, we experienced an average monthly churn rate of 1.1% in the third quarter of 2007, 1.4% in the fourth quarter of 2007 and 1.3% in the first quarter of 2008. We expect a churn level greater than our historic 1.0% rate to continue through the second quarter of 2008. Although we also expect churn rates to decline, we cannot predict future rates with certainty. In response to deteriorating economic conditions, we have taken steps which we believe will mitigate the risk of heightened churn and bad debt levels on a longer term basis. These steps include a tightening of credit and collection policies and practices for customers with a higher risk profile.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, collocation rents and other facility costs, and telecommunications-related taxes and fees, and, beginning in 2006, the cost of mobile handsets. The primary component of cost of revenue is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of revenue across our markets.

As a result of the TRRO, we are required to lease circuits under special access, or retail, rates in locations that are deemed to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see “Results of Operations—Revenue and Cost of Revenue.”

Where permitted by regulation, we lease our access circuits on a wholesale basis as UNE loops or extended enhanced links as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. Where UNE pricing is not available, we pay special access or negotiated rates, which may be significantly higher than UNE pricing. We employ loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use extended enhanced links when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using loops and half using extended enhanced links, although the impact of the TRRO has reduced our usage of the T-1 transport portion of extended enhanced links and resulted in the conversion and consolidation of a majority of the previously installed T-1 transports to high capacity DS-3 transport. Our monthly expenses are significantly less when using loops rather than extended enhanced links, but loops require us to incur the capital expenditures of central office collocation equipment. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

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

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2008		March 31, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$78,738	97.8%	$61,661	97.8%	$17,077	27.7%
Terminating access revenue	1,755	2.2%	1,365	2.2%	390	28.6%

Total revenue	80,493		63,026		17,467	27.7%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	10,573	13.1%	8,482	13.5%	2,091	24.7%
Other costs of revenue	15,816	19.6%	11,195	17.8%	4,621	41.3%
Service credits and performance penalties	(1,351)	(1.7)%	(898)	(1.4)%	(453)	50.4%

Total cost of revenue	25,038	31.1%	18,779	29.8%	6,259	33.3%

Gross margin (exclusive of depreciation and amortization):	$55,455	68.9%	$44,247	70.2%	$11,208	25.3%

Customer data:
Customer locations at period end	36,674		29,166		7,508	25.7%

Average revenue per customer location	$748		$744		$4	0.5%

Revenue. Total revenue increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 in proportion to the increase in the average number of customers year over year. Average monthly revenue per customer location, or ARPU, was $748 for the quarter ended March 31, 2008, as compared to ARPU of $744 for the quarter ended March 31, 2007. This increase in ARPU from the three months ended March 31, 2008 to the three months ended March 31, 2007 resulted primarily from an increase in the average applications used per customer from 6.3 in 2007 to 6.4 in 2008. We expect ARPU to continue to be relatively stable in future periods.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the three month comparison period due to our customer growth. These terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect over time that these revenues will grow slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007:

(Dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2008		March 31, 2007		Change from Previous Period
Segment Revenue:	Dollars	% of Revenues	Dollars	% of Revenues	Dollars	Percent
Atlanta	$19,412	24.1%	$17,255	27.4%	$2,157	12.5%
Dallas	16,607	20.6%	14,328	22.7%	2,279	15.9%
Denver	17,155	21.3%	15,548	24.7%	1,607	10.3%
Houston	11,069	13.8%	8,608	13.7%	2,461	28.6%
Chicago	8,406	10.4%	5,373	8.5%	3,033	56.4%
Los Angeles	4,945	6.1%	1,842	2.9%	3,103	168.5%
San Diego	1,796	2.2%	72	0.1%	1,724	nm
Detroit	851	1.1%	—	—	851	nm
San Francisco Bay Area	239	0.3%	—	—	239	nm
Miami	13	0.0%	—	—	13	nm

Total Revenue	$80,493		$63,026		$17,467

Cost of Revenue. The principal driver of the increase in cost of revenue is customer growth. Between 2008 and 2007, we also experienced an increase in the volume of subsidized mobile handsets and the proportion of our cost of revenue represented by mobile usage charges, which have grown with our mobile customer base, resulting in an overall increase in cost of revenue as a percentage of revenue.

Circuit access fees, or line charges, represent the largest component of cost of revenue. These costs primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees is correlated to the increase in the number of customers; however, these increased costs are offset by savings related to our ongoing network optimization efforts.

The other principal components of cost of revenue include long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees. Costs relating to mobile handsets and services are also a significant portion of other cost of revenue.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing limit. During the three months ended March 31, 2008 approximately $0.2 million of TRRO expenses accrued from January 1, 2006 through March 31, 2006 passed the statutory back billing limit and were reversed as a benefit to cost of revenue compared to approximately $0.1 million in the three months ended March 31, 2007. For the portion of the accrued TRRO expenses that have been invoiced to date, the aggregate amounts invoiced by each ILEC approximate the related amounts accrued by us.

We estimated the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $6.7 million through March 31, 2008 and $6.2 million through December 31, 2007 for these liabilities. Due to the TRRO provisions, $0.5 million and $0.6 million was charged to cost of revenue in the three months ended March 31, 2008 and 2007, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

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

Transport charges have decreased as a percentage of revenue to 4.1% from 4.3% for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 as a result of network optimization efforts. Network optimization efforts involve changes in network architecture, such as consolidating lower capacity circuits onto high capacity circuits, and are aimed at reducing transport and other costs. During the three months ended March 31, 2008 and 2007, respectively, we recorded $0.1 million and $0.4 million in installation expenses resulting from network optimization efforts and believe that these network optimization efforts will be an ongoing part of our business in future periods, although they are not expected to result in significant installation expenses in each period.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2008		March 31, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation)
Consolidated:
Salaries wages and benefits (excluding share-based compensation)	$26,360	32.7%	$20,877	33.1%	$5,483	26.3%
Share-based compensation	3,015	3.7%	2,105	3.3%	910	43.2%
Marketing cost	529	0.7%	497	0.8%	32	6.4%
Other selling, general and administrative	14,078	17.5%	10,814	17.2%	3,264	30.2%

Total SG&A	$43,982	54.6%	$34,293	54.4%	$9,689	28.3%

Other operating expenses:
Public offerings costs	$—	—	$2	0.0%	$(2)	(100.0)%
Depreciation	9,012	11.2%	7,120	11.3%	1,892	26.6%

Total other operating expenses	$9,012	11.2%	$7,122	11.3%	$1,890	26.5%

Other data:
Employees	1,254		985		269	27.3%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 primarily due to the increased employee costs. Higher employee costs, which include commissions paid to our direct sales representatives, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the increase in the first quarter of 2008 compared to the first quarter of 2007 is fully attributable to the newer markets, which include San Diego, Detroit, the San Francisco Bay Area and Miami. Corporate selling, general and administrative costs includes an increase of $0.9 million in share-based compensation for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, including an increase of $0.1 million of employer contributions to the 401(k) Plan. As the newer markets mature, we expect selling, general and administrative costs to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in these expenses.

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

Bad debt expense was $1.5 million, or 1.8% of revenues, compared to $0.5 million, or 0.8% of revenues, for the three months ended March 31, 2008 and 2007, respectively. This increase relates to the favorable effect of collections in 2007 of amounts that were fully reserved for and the adverse effect in 2008 of higher customer churn and poorer economic conditions.

Depreciation Expense. Depreciation expense increased for the three month period ended March 31, 2008 compared to the three months ended March 31, 2007 due to the continued significant capital investments associated with our growth and expansion.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2008		March 31, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$380	0.5%	$608	1.0%	$(228)	(37.5)%
Interest expense	(56)	(0.1)%	(45)	(0.1)%	(11)	24.4%
Loss on disposal of property and equipment	(742)	(0.9)%	(332)	(0.5)%	(410)	123.5%
Income tax expense	(1,040)	(1.3)%	(330)	(0.5)%	(710)	215.2%

Total	$(1,458)	(1.8)%	$(99)	(0.2)%	$(1,359)	nm

Interest Income. Interest income decreased for the three month period ended March 31, 2008 as a result of lower interest rates over the comparable three month period ended March 31, 2007.

Interest Expense. Interest expense for the first three months in 2008 and 2007 relates primarily to commitment fees under our revolving credit facility with Bank of America.

Loss on Disposal of Property and Equipment. Loss on disposal of equipment for the three month period ended March 31, 2008 and 2007 principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows and will vary with customer churn rates as well. The write-off of certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Income tax expense. In 2006 and until the fourth quarter of 2007, the majority of our taxable income was offset by the utilization of net operating loss carryforwards from prior years and a full valuation allowance, or reserve, on the remaining net deferred tax assets. Income tax expenses recognized prior to the fourth quarter of 2007 related primarily to amounts due under the alternative minimum tax rules or to states where we either did not have net operating loss carryforwards or the taxing regime does not consider net operating losses. During the fourth quarter of 2007, we released of a portion of our valuation allowance related to our net deferred tax asset. The effect of releasing a portion of this valuation allowance is that we now recognize income taxes at the estimated full statutory rate, regardless of the level of actual taxes paid, as more fully described in Note 4 of the Condensed Consolidated Financial Statements. Future determinations on the need for a valuation allowance on our net deferred tax assets are made on a quarterly basis, and our assessment for the quarter ending March 31, 2008 reflects no change in the valuation allowance.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our Condensed Consolidated Financial Statements hereto. At March 31, 2008, our operating segments were geographic and included Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area and Miami. In addition, during the three months ended March 31, 2008, we incurred capital expenditures for the Minneapolis market, which is scheduled to become an operating segment in the third quarter 2008. The balance of our operations is in our Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which include network operations, customer care and provisioning. Our corporate group is treated as a separate segment consistent with the manner in which we monitor and analyze our financial results. We do not allocate these Corporate costs to the other segments because these costs are managed and controlled on a centralized, functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of our revenue-producing geographic segments. We do not report assets by segment since we manage our assets and make decisions on technology deployment and other investments on a company-wide rather than a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of our operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors.

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

The operating results from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Our sales efforts, our service offerings and the prices we charge customers for our services are generally consistent across our operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in the markets where we serve customers. Although our network design and market operations are generally consistent across all our operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

We record costs in our markets prior to launching service to customers. The following comprises the service launch date for our current markets and the anticipated launch date of our future announced markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	3rd Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007
San Francisco Bay Area	4th Quarter 2007
Miami	1st Quarter 2008

Announced Markets	Planned Service Launch Date
Minneapolis	2nd Quarter 2008

Liquidity and Capital Resources (Dollar amounts in thousands)

	Three Months Ended		Change from Previous Period
	2008	2007	Dollars	Percent
Cash Flows:
Provided by operating activities	$4,506	$7,855	$(3,349)	(42.6)%
Used in investing activities	(14,836)	(13,495)	(1,341)	9.9%
Provided by financing activities	195	832	(637)	(76.6)%

Net decrease in cash and cash equivalents	$(10,135)	$(4,808)	$(5,327)	110.8%

Cash Flows From Operations. Revenues increased 27.7% in the three months ended March 31, 2008 from the comparable period in 2007. The additional operating cash flows from the increased revenues were partially offset by higher payments to suppliers and vendors to support these revenues. These additional cash flows were further offset by cash used in and to support our newer markets that do not yet generate positive operating cash flow, as well as those markets we are preparing to launch, of which there were more such markets in the first quarter of 2008 than in the same period of 2007. Cash used in and to support newer markets includes an additional $2.4 million in annual bonuses and other annual compensation payments in 2008 as compared to 2007. Operating cash used in the first quarter of 2008 also reflects the settlement and payment of approximately $1.0 million of accrued telecommunication costs from earlier periods that had been in dispute, with no comparable settlements occurring during the first quarter of 2007. These factors primarily account for the decrease in cash provided by operating activities of $3.3 million for the three months ended March 31, 2008 compared to the same period in 2007.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain collocation and data center buildout expenditures and equipment installation costs, and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $14.8 million and $13.4 million for the three months ended March 31, 2008 and 2007, respectively. Our capital expenditures resulted from growth in customers in our existing markets, facility and network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $65 million to $70 million in 2008. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

We periodically invest excess cash balances in the marketable securities of highly-rated commercial paper and money market funds. We purchased no marketable securities in the three months ended March 31, 2008 and $30.1 million in marketable securities in the three months ended March 31, 2007. We periodically redeem our marketable securities in order to transfer the funds into other operating and investing activities.

Cash Flows From Financing Activities. Cash flows provided from financing activities was $0.2 million for the three months ended March 31, 2008 compared to $0.8 million in the three months ended March 31, 2007. The principal component of the change in cash flow provided by financing activities in the three months ended March 31, 2008 compared to the same period in 2007 is the decrease in proceeds from the exercise of stock options.

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

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, our wholly-owned subsidiary Cbeyond Communications, LLC entered into a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The credit agreement terms were subsequently amended on July 2, 2007. As of March 31, 2008, there were no amounts drawn down on the line of credit. The terms of the line of credit are further described in Item 7 of our Form 10-K for fiscal 2007, filed with the SEC on February 29, 2008, of which there have been no material changes.

Critical Accounting Policies

We prepare our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our Condensed Consolidated Financial Statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the Condensed Consolidated Financial Statements included herein, the following involved a higher degree of judgment and complexity and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

The following critical accounting policies are further described in Item 7 of our Form 10-K for fiscal 2007, filed with the SEC on February 29, 2008, of which there have been no material changes. The critical accounting policies used to prepare our Condensed Consolidated Financial Statements include but are not limited to the following:

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Impairment of Long-Lived Assets

•	Share-Based Compensation

•	Valuation Allowances for Deferred Tax Assets

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At March 31, 2008, all investments were in money market funds and overnight investment of available cash balances and, accordingly, our exposure to market risk relates to changes in interest rates. Due to the conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the three months ended March 31, 2008 would have decreased by approximately $0.1 million. This estimate assumes that the decrease occurred on the first day of 2008 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. As of March 31, 2008, there was no litigation pending against Cbeyond. Between that date and the date of this filing, the following matters arose:

On May 6, 2008, a purported class action lawsuit was filed against the Company and its chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The action was brought by Steven Weisberg, individually and on behalf of a proposed class of purchasers of the Company’s common stock between November 1, 2007 and February 21, 2008. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, based upon allegations that the Company underreported its customer churn rate. Plaintiff seeks to recover an unspecified amount for damages on behalf of himself and all other individual and institutional investors who purchased or otherwise acquired the Company’s securities between November 1, 2007 and February 21, 2008, excluding the defendants and their affiliates. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter and any related matters. The Company is aware of at least one additional lawsuit that may be filed raising allegations substantially similar to those raised by the Weisburg lawsuit, and it is possible that additional suits may be filed in the future. At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the first quarter of 2008.

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

Date: May 12, 2008

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