Form 10-Q
period 2008-06-30
CBEYOND, INC.
filed 2008-08-06
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on July 31, 2008
Common Stock, $0.01 par value	28,406,335

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “projects” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the risk that we may be unable to continue to experience revenue growth at historical levels; changes in federal or state regulation or decisions by regulatory bodies that affect the Company; periods of economic downturn and of the impact on our results of operations and access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including the “Risk Factors” in our most recent annual report on Form 10-K, together with updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K. Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$42,810	$56,174
Accounts receivable, gross	26,826	26,149
Less: Allowance for doubtful accounts	(1,974)	(2,983)

Accounts receivable, net	24,852	23,166
Prepaid expenses	7,880	4,793
Inventory, net	2,622	2,861
Deferred tax asset, net	3,316	3,292
Other assets	927	1,235

Total current assets	82,407	91,521
Property and equipment, gross	266,289	236,254
Less: Accumulated depreciation and amortization	(154,060)	(137,900)

Property and equipment, net	112,229	98,354
Restricted cash equivalents	1,135	1,135
Non-current deferred tax asset, net	4,943	6,331
Other non-current assets	3,026	1,021

Total assets	$203,740	$198,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,261	$12,983
Accrued telecommunications costs	18,332	17,341
Deferred customer revenue	9,335	9,045
Other accrued liabilities	28,991	31,081

Total current liabilities	67,919	70,450

Other non-current liabilities	580	594

Stockholders’ equity:

Common stock, $0.01 par value; 50,000 shares authorized; 28,302 and 28,208 shares issued and outstanding, respectively	283	282
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	259,957	253,534
Accumulated deficit	(124,999)	(126,498)

Total stockholders’ equity	135,241	127,318

Total liabilities and stockholders’ equity	$203,740	$198,362

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Customer revenue	$83,450	$66,144	$162,188	$127,805
Terminating access revenue	1,642	1,571	3,397	2,936

Total revenue	85,092	67,715	165,585	130,741

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $6,177, $5,309, $12,215 and $10,536, respectively, shown separately below)	27,202	20,163	52,240	38,942
Selling, general and administrative (exclusive of depreciation and amortization of $3,346, $2,248, $6,320 and $4,141, respectively, shown separately below)	47,025	37,427	91,007	71,720
Public offering expenses	—	—	—	2
Depreciation and amortization	9,523	7,557	18,535	14,677

Total operating expenses	83,750	65,147	161,782	125,341

Operating income	1,342	2,568	3,803	5,400

Other income (expense):
Interest income	218	655	598	1,263
Interest expense	(87)	(48)	(143)	(93)
Loss on disposal of property and equipment	(596)	(243)	(1,338)	(575)

Income before income taxes	877	2,932	2,920	5,995
Income tax expense	(381)	(40)	(1,421)	(370)

Net income	$496	$2,892	$1,499	$5,625

Net income per common share:
Basic	$0.02	$0.10	$0.05	$0.20

Diluted	$0.02	$0.10	$0.05	$0.19

Weighted average common shares outstanding:
Basic	28,286	27,725	28,257	27,606
Diluted	29,558	29,914	29,722	29,779

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2007	28,208	$282	$253,534	$(126,498)	$127,318
Exercise of stock options	45	1	508	—	509
Share-based compensation from options to employees	—	—	3,600	—	3,600
Share-based compensation from restricted shares to employees	—	—	1,577	—	1,577
Share-based compensation for non-employees	—	—	88	—	88
Shares issuable to 401(k) plan	—	—	1,268	—	1,268
Vesting of restricted shares	65	—	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(16)	—	(273)	—	(273)
Shortfall of tax benefit from restricted shares vested	—	—	(348)	—	(348)
Excess tax benefit relating to share-based payments	—	—	3	—	3
Net income	—	—	—	1,499	1,499

Balance at June 30, 2008	28,302	$283	$259,957	$(124,999)	$135,241

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities:
Net income	$1,499	$5,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,535	14,677
Deferred tax expense	1,016	—
Provision for doubtful accounts	2,815	1,423
Loss on disposal of property and equipment	1,338	575
Non-cash share-based compensation	5,813	4,591
Excess tax benefit relating to share-based payments	(3)	(371)
Changes in operating assets and liabilities:
Accounts receivable	(4,501)	(4,007)
Inventory	239	(322)
Prepaid expenses and other current assets	(2,779)	(1,291)
Other assets	(2,005)	830
Accounts payable	(1,722)	4,196
Other liabilities	(1,237)	3,537

Net cash provided by operating activities	19,008	29,463

Investing Activities:
Purchases of property and equipment	(32,611)	(25,329)
Purchases of marketable securities	—	(44,993)
Redemption of marketable securities	—	54,988

Net cash used in investing activities	(32,611)	(15,334)

Financing Activities:
Taxes paid on vested restricted shares	(273)	—
Repayment of long-term debt and capital leases	—	(98)
Excess tax benefit relating to share-based payments	3	371
Proceeds from exercise of stock options	509	2,655

Net cash provided by financing activities	239	2,928

Net (decrease)/increase in cash and cash equivalents	(13,364)	17,057
Cash and cash equivalents at beginning of period	56,174	34,113

Cash and cash equivalents at end of period	$42,810	$51,170

Supplemental disclosure:
Non-cash purchases of property and equipment	$1,137	$1,355

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of June 30, 2008, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, San Francisco, Miami and Minneapolis.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Basic and Diluted Net Income per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average common shares outstanding for the period. For the three and six months ended June 30, 2008 and 2007, the Company reported net income, and accordingly considered the dilutive effect of shares and share-based awards outstanding during the period for the diluted earnings per share calculation. For purposes of the calculation of diluted earnings per share for the three and six months ended June 30, 2008, respectively, an additional 1,272 and 1,465 shares were added to the denominator because they were dilutive for such periods compared to 2,189 and 2,173 shares for the three and six months ended June 30, 2007, respectively. Weighted average shares issuable upon the exercise of stock options that were anti-dilutive and therefore not included in the calculation of diluted earnings per share were 1,868 and 1,513 for the three and six months ended June 30, 2008, respectively, and 612 and 565 for the three and six months ended June 30, 2007, respectively.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of General Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not already recognized or disclosed at fair value in the Condensed Consolidated Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company does not expect this statement to have a material impact on its financial statements.

Note 3. Share-Based Compensation Plans

The Company’s equity incentive plans, collectively referred to as the Incentive Plan, permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. The number of shares of common stock that may be issued can increase on January 1st of each year according to terms specified under the Incentive Plan. On January 1, 2008, the number of shares covered by the Incentive Plan increased by 930 shares. At June 30, 2008, the aggregate number of shares of common stock that may be issued pursuant to the Incentive Plan was 7,587. Substantially all of the share-based awards granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of the Company’s common stock on the date of grant. Beginning in 2007, the Company’s policy defines the options’ grant date as the second day following a quarterly earnings release for previously approved standard option grants because that is the date that the option exercise price is determined. Share-based awards expire 10 years after the grant date unless forfeited earlier.

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2008	3,476	233
Granted	538	250
Stock options exercised	(45)
Restricted stock vested		(65)
Forfeited or expired	(128)	(7)

Outstanding, June 30, 2008	3,841	411

Options exercisable, June 30, 2008	2,163

The fair value of options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2008	2007
Risk-free interest rate	3.1%	4.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	69.2%	50.9%
Suboptimal exercise barrier	2.40	4.16

As of June 30, 2008, the Company had $16,255 and $9,526 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.9 and 2.1 years, respectively.

As described in Item 8 of our Form 10-K for fiscal 2007, filed with the SEC on February 29, 2008, the Company has a commitment to contribute shares to the 401(k) Profit Sharing Plan (the Plan) at the end of each plan year (June 30). The number of shares to be contributed is variable based on the share price on the last day of the plan year when the obligation becomes fixed and payable. During the three and six months ended June 30, 2008, the Company accrued $70 and $548, respectively, of share-based compensation expense relating to the match and contribution. As of the last day of the 401(k) plan year, the Company’s contribution relating to the plan year, July 1, 2007 to June 30, 2008, became fixed based on the active 401(k) plan participates as of the end of the plan year. Accordingly, the Company contributed 95 shares of Company stock to the respective employees’ 401(k) accounts in July 2008. These shares are included in our calculation of diluted EPS for the three and six months ending June 30, 2008 using the treasury stock method.

On July 29, 2008 the Company’s Board of Directors approved a grant of 322 stock options and 416 restricted shares. The restricted shares included 220 shares issued to certain executives that vest based on achieving specified performance targets in 2010 and 2012.

Note 4. Income Taxes

The provision for income taxes during the three and six months ended June 30, 2008 of $381 and $1,421 consists of $308 and $946 in federal income taxes and $73 and $475 in state income taxes, respectively. During the comparable periods in 2007, total expense of $40 and $370 consisted of $152 and $234 in estimated alternative minimum tax (AMT) and a $112 reduction of and $136 addition to state income taxes, respectively. In accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting, income tax expense is calculated by determining an estimated annual effective tax rate and applying this rate to the pre-tax income for the quarter. The estimated annual effective tax rates for the six months ended June 30, 2008 and 2007 are 48.7% and 6.2%, respectively. For the six months ended June 30, 2007, the Company had a full valuation allowance against its net deferred tax assets and recognized income tax expense based on the AMT, which has a lower tax rate than the regular statutory tax rate. For the six months ended June 30, 2008, the Company no longer has a full valuation allowance against its net deferred tax assets, and the Company records estimated income tax, both current and deferred, at the full effective tax rates. During six months ended June 30, 2008, the estimated effective tax rate includes approximately 7.7%, net of the federal benefit, relating to a recently enacted tax on the Company’s gross receipts from its Texas operations and 41.0% relating to federal income taxes and income taxes from states other than Texas.

Although the Company now records income tax expense at the full effective tax rate, it expects to be in an ordinary taxable loss position for the current year, due in large part to accelerated tax depreciation and other favorable timing differences. The Company does not believe there are any limitations which would affect its ability to utilize its net operating loss carryforwards.

The tax years 2004 to 2006, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2003 may also be subject to examination.

As noted above, the Company’s operations in Dallas and Houston are subject to a new state tax, referred to as the Texas Margin Tax. This tax initially became effective in 2007, but had certain exclusions during the first year it was in effect. The estimated full year 2008 impact of this tax, net of the federal benefit, is $531, or $25 and $223 for the three and six months ended June 30, 2008, respectively. The Company recognized approximately $160 for this tax during the three months ended March 31, 2007, and recognized $148 for the full year of 2007, reflecting certain benefits and exclusions that, subsequent to March 31, 2007, became available during the transition year.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	June 30, 2008	December 31, 2007
Accrued bonus	$3,706	$7,538
Accrued other compensation and benefits	2,184	2,475
Accrued sales taxes	3,613	3,550
Accrued other taxes	5,866	5,011
Accrued professional fees	448	704
Deferred rent	9,045	7,861
Deferred installation revenue	776	762
Other accrued expenses	3,353	3,180

Total other accrued liabilities	$28,991	$31,081

Note 6. Segment Information

The Company’s management monitors and analyzes financial results on a segment basis for reporting and management purposes. Specifically, the Company’s chief operating decision maker allocates resources to and evaluates the performance of its operating segments based, depending on which segment, on revenue, direct operating expenses, and Adjusted EBITDA (defined below). The accounting policies of the Company’s reportable segments are the same as those described in the summary of significant accounting policies.

At June 30, 2008, the operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, San Francisco, Miami and Minneapolis. Although the Greater Washington D.C. area market has not yet entered its operating phase as of June 30, 2008, the pre-launch expenses are disclosed for purposes of this segment disclosure. The operating results and capital expenditures from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

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

The tables below present information about the Company’s operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Atlanta	$20,088	$17,957	$39,500	$35,212
Dallas	17,097	15,039	33,704	29,367
Denver	17,596	16,035	34,751	31,583
Houston	11,587	9,422	22,656	18,030
Chicago	8,957	6,319	17,363	11,692
Los Angeles	5,503	2,611	10,448	4,453
San Diego	2,363	332	4,159	404
Detroit	1,194	—	2,045	—
San Francisco Bay area	558	—	797	—
Miami	138	—	151	—
Minneapolis	11	—	11	—

Total revenues	$85,092	$67,715	$165,585	$130,741

Adjusted EBITDA
Atlanta (1)	$10,865	$10,290	$22,086	$20,249
Dallas	8,482	7,181	16,835	14,069
Denver	9,652	8,900	18,737	17,711
Houston	5,540	3,965	10,785	7,340
Chicago	3,033	1,540	5,723	2,630
Los Angeles	1,141	(883)	2,091	(1,760)
San Diego	(513)	(1,537)	(1,451)	(2,770)
Detroit	(1,142)	(743)	(2,296)	(754)
San Francisco Bay area	(1,516)	(5)	(2,735)	(5)
Miami	(1,163)	—	(1,944)	—
Minneapolis	(877)	—	(943)	—
Greater Washington DC area	(37)	—	(37)	—
Corporate	(19,802)	(16,097)	(38,700)	(32,040)

Total adjusted EBITDA	$13,663	$12,611	$28,151	$24,670

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income (loss)
Atlanta (1)	$9,854	$9,241	$20,018	$18,100
Dallas	7,567	6,097	14,926	11,901
Denver	8,835	7,893	17,050	15,632
Houston	4,668	3,098	8,978	5,656
Chicago	2,284	905	4,144	1,441
Los Angeles	579	(1,261)	977	(2,449)
San Diego	(794)	(1,671)	(1,975)	(2,995)
Detroit	(1,366)	(762)	(2,779)	(773)
San Francisco Bay area	(1,741)	(5)	(3,128)	(5)
Miami	(1,296)	—	(2,105)	—
Minneapolis	(890)	—	(961)	—
Greater Washington DC area	(37)	—	(37)	—
Corporate	(26,321)	(20,967)	(51,305)	(41,108)

Total operating income	$1,342	$2,568	$3,803	$5,400

Depreciation and amortization expense
Atlanta	$1,004	$1,014	$2,017	$2,087
Dallas	913	1,054	1,867	2,110
Denver	817	984	1,645	2,030
Houston	876	839	1,786	1,629
Chicago	768	604	1,564	1,127
Los Angeles	565	348	1,089	639
San Diego	287	114	510	194
Detroit	238	8	476	8
San Francisco Bay area	229	—	382	—
Miami	133	—	141	—
Minneapolis	1	—	2	—
Corporate	3,692	2,592	7,056	4,853

Total depreciation and amortization expense	$9,523	$7,557	$18,535	$14,677

Capital expenditures
Atlanta	$1,160	$916	$1,837	$2,380
Dallas	925	777	1,608	2,926
Denver	886	731	1,845	1,125
Houston	649	826	1,427	1,975
Chicago	908	792	1,488	1,958
Los Angeles	502	923	1,287	1,777
San Diego	690	205	1,400	1,272
Detroit	533	1,572	1,365	2,951
San Francisco Bay area	672	408	1,818	444
Miami	594	—	2,571	—
Minneapolis	1,037	—	2,135	—
Greater Washington DC area	570	—	648	—
Corporate	9,068	5,652	14,319	9,876

Total capital expenditures	$18,194	$12,802	$33,748	$26,684

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$13,663	$12,611	$28,151	$24,670
Depreciation and amortization	(9,523)	(7,557)	(18,535)	(14,677)
Non-cash share-based compensation	(2,798)	(2,486)	(5,813)	(4,591)
Public offering expenses	—	—	—	(2)
Interest income	218	655	598	1,263
Interest expense	(87)	(48)	(143)	(93)
Loss on disposal of property and equipment (2)	(596)	(243)	(1,338)	(575)
Income tax expenses	(381)	(40)	(1,421)	(370)

Net income	$496	$2,892	$1,499	$5,625

(1)	During the three months ended March 31, 2008, the Company settled an outstanding cost of service obligation relating to previous periods for approximately $579 less than the recorded liability, resulting in a benefit to cost of revenue for the Atlanta operating segment.

(2)	The Company recorded approximately $200 in each of the first two quarters of 2008 to write off the value of software assets that no longer have continuing value to the company’s operations. Additionally, heightened customer churn rates have increased the write off of unrecoverable customer premise equipment.

Note 7. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (FCC) issued its Triennial Review Remand Order (TRRO) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (ILECs) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduced the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that were deemed to be or become sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within a wire center. In addition, certain caps were imposed regarding the number of unbundled network element (UNE) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps were exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the 1996 Telecommunications Act. If in the future, the conditions or caps are exceeded in additional locations, ILEC UNE obligations could be further reduced.

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

Beginning on March 11, 2005, the Company began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. The Company continues to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of June 30, 2008 and December 31, 2007, respectively, the Company’s accrual totals $6,932 and $6,211. The accrued liability balance at June 30, 2008 included additional costs of revenue of $224 and $721 recognized during the three and six months ended June 30, 2008, respectively. During the three and six months ended June 30, 2007, the Company recognized $527 and $1,147 as cost of revenue, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which the Company is subject based on its experience and its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A substantial amount of these accrued expenses have never been invoiced by the ILECs and are generally subject to a two-year statutory back billing period limitation. During the three and six months ended June 30, 2008, respectively, approximately $184 and $374 of TRRO expenses passed the statutory back billing period and were reversed as a benefit to cost of revenue. As of the date that these Condensed Consolidated Financial Statements were prepared and insofar as the ILECs have invoiced the Company, there are no material differences between the aggregate amounts invoiced by each ILEC and the related amounts accrued by the Company.

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

Dissolution of Captive Leasing Entities

Effective December 31, 2006, the Company dissolved and collapsed its captive leasing companies. These entities, historically, purchased assets tax-free and leased the assets to the operating companies as a means of preserving cash flow in the Company’s start-up phase of operations. During 2006, management determined that the nature of the Company’s operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed and certain underpayments were identified. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts recorded by the Company. In accordance with SFAS 5, the additional interest and penalties could range from zero to $545.

Legal Proceedings

On May 6, 2008, a purported class action lawsuit was filed against the Company and its chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The action was brought by Steven Weisberg, individually and on behalf of a proposed class of purchasers of the Company’s common stock between November 1, 2007 and February 21, 2008. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, based upon allegations that the Company underreported its customer churn rate. Plaintiff seeks to recover an unspecified amount for damages on behalf of himself and all other individual and institutional investors who purchased or otherwise acquired the Company’s securities between November 1, 2007 and February 21, 2008, excluding the defendants and their affiliates. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter and any related matters. It is possible that additional, related suits may be filed in the future, but the Company is not currently aware of any other such suits. At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

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

Overview

We provide managed IP-based communications services to small businesses in select large metropolitan areas across the United States. We provide these services through bundled packages of local and long distance voice services, broadband Internet access and mobile voice and data, together with additional applications and services, for an affordable fixed monthly fee under fixed-length contracts.

We sell three integrated packages of services, primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services, broadband Internet access and mobile voice and data plus additional value-added applications, such as email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, and other communications and IT services. Customers may also choose to add extra features or lines for an additional fee. During the quarter ended June 30, 2008 we began offering secure desktop services and expanded our hosted Microsoft Exchange services to customers in all of our current markets.

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

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market early in 2001 and have since expanded operations into ten additional markets. We expect to continue opening three new markets per year and intend to establish operations in the largest 25 U.S. markets. The following comprises the service launch date for our current markets and the anticipated launch date of our future announced markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	3rd Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007
San Francisco Bay area	4th Quarter 2007
Miami	1st Quarter 2008
Minneapolis	2nd Quarter 2008

Announced Markets	Planned Service Launch Date
Greater Washington D.C. area	4th Quarter 2008

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

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Based on our historical experience, over time, a substantial majority of our market-specific capital expenditures, such as integrated access devices installed at our customers’ locations, are success-based, incurred primarily as our customer base grows. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-15 local voice lines, or generally 30 or fewer employees. We also sell subscriptions of BeyondVoice II to customers with 16-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of June 30, 2008, approximately 83.9% of our customer base had BeyondVoice I, 14.9% had BeyondVoice II, and 1.2% had BeyondVoice III.

Average monthly revenue per customer location is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect average monthly revenue per customer location to be relatively stable or moderately increasing in future periods. Customer revenues represented approximately 98.1% and 97.9% of total revenues for the three and six months ended June 30, 2008, respectively, as compared to 97.7% and 97.8% for the comparable periods in 2007. Access charges paid to us by other communications companies to terminate calls to our customers represented the majority of the remainder of total revenues.

Customer revenues are generated under contracts that typically run for three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. Throughout our history, we have maintained monthly churn rates of approximately 1.0%; however, beginning in mid-2007, we experienced elevated rates attributable, primarily, to the inability of certain of our customers to meet their payment obligations as a result of deteriorating economic conditions. Specifically, we experienced an average monthly churn rate of 1.1% in the third quarter of 2007, 1.4% in the fourth quarter of 2007, 1.3% in the first quarter of 2008 and 1.3% in the second quarter of 2008. We expect a churn level greater than our historic 1.0% rate to continue through the third quarter of 2008. In response to deteriorating economic conditions, we have taken steps which we believe will mitigate the risk of heightened churn and bad debt levels on a longer term basis. These steps include a tightening of credit and collection policies and practices for customers with a higher risk profile. As a result of these steps, we have seen bad debt expense decline as a percentage of revenue during 2008 as compared to the fourth quarter of 2007 and have also experienced improvements in the age of outstanding receivables from customers. While we expect churn rates to decline, we cannot predict future rates with certainty.

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

We routinely receive telecommunication cost recoveries from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors, as noted above, that impact the amount and timing of telecommunication cost recoveries, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize telecommunication cost recoveries as offsets to cost of revenue when the ultimate resolution and amount are known. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

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

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands)

	For the Three Months Ended
	June 30, 2008		June 30, 2007		Change from Previous
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$83,450	98.1%	$66,144	97.7%	$17,306	26.2%
Terminating access revenue	1,642	1.9%	1,571	2.3%	71	4.5%

Total revenue	85,092		67,715		17,377	25.7%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	10,936	12.9%	8,933	13.2%	2,003	22.4%
Other cost of revenue	17,030	20.0%	12,018	17.7%	5,012	41.7%
Telecommunications cost recoveries	(764)	(0.9)%	(788)	(1.2)%	24	(3.0)%

Total cost of revenue	27,202	32.0%	20,163	29.8%	7,039	34.9%

Gross margin (exclusive of depreciation and amortization):	$57,890	68.0%	$47,552	70.2%	$10,338	21.7%

Customer data:
Customer locations at period end	38,576		31,175		7,401	23.7%

Average revenue per customer location	$754		$748		$6	0.8%

	For the Six Months Ended
	June 30, 2008		June 30, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$162,188	97.9%	$127,805	97.8%	$34,383	26.9%
Terminating access revenue	3,397	2.1%	2,936	2.2%	461	15.7%

Total revenue	165,585		130,741		34,844	26.7%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	21,509	13.0%	17,415	13.3%	4,094	23.5%
Other cost of revenue	32,846	19.8%	23,213	17.8%	9,633	41.5%
Telecommunications cost recoveries	(2,115)	(1.3)%	(1,686)	(1.3)%	(429)	25.4%

Total cost of revenue	52,240	31.5%	38,942	29.8%	13,298	34.1%

Gross margin (exclusive of depreciation and amortization):	$113,345	68.5%	$91,799	70.2%	$21,546	23.5%

Customer data:
Customer locations at period end	38,576		31,175		7,401	23.7%

Average revenue per customer location	$750		$745		$5	0.7%

Revenue. Total revenue increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 in proportion to the increase in the average number of customers year over year. Average monthly revenue per customer location, or ARPU, was $754 and $750 for the three and six months ended June 30, 2008, as compared to ARPU of $748 and $745 for the three and six months ended June 30, 2007. This increase in ARPU from the three months ended June 30, 2008 to the three months ended June 30, 2007 resulted primarily from an increase in the average applications used per customer to 6.5 in 2008 from 5.9 in 2007. We expect ARPU to continue to be relatively stable or moderately increasing in future periods.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the three and six months comparison periods due to our customer growth. These terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect access charge revenues will continue to grow at a rate slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007:

(Dollar amounts in thousands)

	For the Three Months Ended
	June 30, 2008		June 30, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$20,088	23.6%	$17,957	26.5%	$2,131	11.9%
Dallas	17,097	20.1%	15,039	22.2%	2,058	13.7%
Denver	17,596	20.7%	16,035	23.7%	1,561	9.7%
Houston	11,587	13.6%	9,422	13.9%	2,165	23.0%
Chicago	8,957	10.5%	6,319	9.3%	2,638	41.7%
Los Angeles	5,503	6.5%	2,611	3.9%	2,892	110.8%
San Diego	2,363	2.8%	332	0.5%	2,031	611.7%
Detroit	1,194	1.4%	—	—	1,194	nm
San Francisco Bay area	558	0.7%	—	—	558	nm
Miami	138	0.2%	—	—	138	nm
Minneapolis	11	0.0%	—	—	11	nm

Total Revenue	$85,092		$67,715		$17,377

	For the Six Months Ended
	June 30, 2008		June 30, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$39,500	23.9%	$35,212	26.9%	$4,288	12.2%
Dallas	33,704	20.4%	29,367	22.5%	4,337	14.8%
Denver	34,751	21.0%	31,583	24.2%	3,168	10.0%
Houston	22,656	13.7%	18,030	13.8%	4,626	25.7%
Chicago	17,363	10.5%	11,692	8.9%	5,671	48.5%
Los Angeles	10,448	6.3%	4,453	3.4%	5,995	134.6%
San Diego	4,159	2.5%	404	0.3%	3,755	929.5%
Detroit	2,045	1.2%	—	—	2,045	nm
San Francisco Bay area	797	0.5%	—	—	797	nm
Miami	151	0.1%	—	—	151	nm
Minneapolis	11	0.0%	—	—	11	nm

Total Revenue	$165,585		$130,741		$34,844

Cost of Revenue. The principal driver of the increase in cost of revenue is customer growth. In addition, between 2008 and 2007, we also experienced an increase in both the number of mobile handsets sold and the related mobile usage charges. These mobile related increases grew at a higher rate than our overall customer growth due to a higher proportion of new customers electing our mobile offering in 2008 than in 2007, and the successful marketing of our BeyondMobile service to our existing customer base.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees is correlated to the increase in the number of customers; however, these increased costs are offset by savings related to our ongoing network optimization efforts, which primarily consist of transitioning to higher capacity circuits to gain efficiency in the delivery of service.

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

Cost of revenue also includes telecommunication cost recoveries and other credits arising from the favorable settlement of obligations to or disputes with our telecommunications vendors and, to a lesser extent, penalties assessed against our vendors by regulatory authorities for performance shortfalls. We typically record a significant amount of these credits each quarter and consider them an ongoing operational activity.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A substantial amount of these accrued expenses have never been invoiced by the ILECs and are subject to a two-year statutory back billing period limitation. During the three and six months ended June 30, 2008, respectively, approximately $0.2 million and $0.4 million of TRRO expenses passed the statutory back billing period and were reversed as a benefit to cost of revenue compared to approximately $0.1 million and $0.2 million in the three and six months ended June 30, 2007. For the portion of the accrued TRRO expenses that have been invoiced to date, the aggregate amounts invoiced by each ILEC approximate the related amounts accrued by us.

We estimated the probable liability for implementation of certain provisions of the TRRO and have accrued approximately $6.9 million through June 30, 2008 and $6.2 million through December 31, 2007 for these liabilities. Due to the TRRO provisions, $0.2 million and $0.7 million was charged to cost of revenue in the three and six months ended June 30, 2008. During the three and six months ended June 30, 2007, $0.5 million and $1.1 million was charged to cost of revenue, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

Certain aspects of the new FCC rules are subject to ongoing court challenges and estimates relating to the implementation of the new FCC rules are subject to multiple interpretations. We cannot predict the results of future court rulings, how the FCC may respond to any such rulings, any changes in the availability of unbundled network elements as a result of future legislative or regulatory decisions.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Three Months Ended
	June 30, 2008		June 30, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$28,140	33.1%	$22,507	33.2%	$5,633	25.0%
Share-based compensation	2,798	3.3%	2,486	3.7%	312	12.6%
Marketing cost	831	1.0%	676	1.0%	155	22.9%
Other selling, general and administrative	15,256	17.9%	11,758	17.4%	3,498	29.7%

Total SG&A	$47,025	55.3%	$37,427	55.3%	$9,598	25.6%

Other operating expenses:
Public offering expenses	$—	—%	$—	—%	$—	nm
Depreciation and amortization	9,523	11.2%	7,557	11.2%	1,966	26.0%

Total other operating expenses	$9,523	11.2%	$7,557	11.2%	$1,966	26.0%

	For the Six Months Ended
	June 30, 2008		June 30, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries wages and benefits (excluding share-based compensation)	$54,500	32.9%	$43,384	33.2%	$11,116	25.6%
Share-based compensation	5,813	3.5%	4,591	3.5%	1,222	26.6%
Marketing cost	1,360	0.8%	1,173	0.9%	187	15.9%
Other selling, general and administrative	29,334	17.7%	22,572	17.3%	6,762	30.0%

Total SG&A	$91,007	55.0%	$71,720	54.9%	$19,287	26.9%

Other operating expenses:
Public offering expenses	$—	—%	$2	0.0%	$(2)	(100.0)%
Depreciation and amortization	18,535	11.2%	14,677	11.2%	3,858	26.3%

Total other operating expenses	$18,535	11.2%	$14,679	11.2%	$3,856	26.3%

Other data:
Employees	1,405		1,101		304	27.6%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007, primarily due to the increased employee costs. Higher employee costs, which include commissions paid to our direct sales representatives, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the increase in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 is fully attributable to the newer markets, which include Detroit, the San Francisco Bay area, Miami and Minneapolis. Corporate selling, general and administrative costs include an increase of $0.3 million and $1.2 million in share-based compensation for the three and six months ended June 30, 2008, compared to the three and six months ended June 30, 2007, respectively. As the newer markets mature, we expect selling, general and administrative costs to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in these expenses.

Marketing cost, including advertising, increased in absolute dollars but are relatively consistent as a percent of revenues. In general, our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase in this category of costs is primarily due to the addition of new as well as expanded operations needed to keep pace with the growth in customers.

Bad debt expense was $1.3 million, or 1.6% of revenues, compared to $0.9 million, or 1.3% of revenues, for the three months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008 and 2007, respectively, bad debt expense was $2.8 million, or 1.7% of revenues, compared to $1.4 million, or 1.1% of revenues. This increase relates to the favorable effect of collections in 2007 of amounts that were fully reserved for and the adverse effect in 2008 of higher customer churn and weaker economic conditions. As a result of our tightening of credit policies in the first quarter of 2008, we have realized substantial improvements in bad debt expense, which decreased from 2.7% of revenues in the fourth quarter of 2007 to 1.6% in the second quarter of 2008.

Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 due to the continued significant capital investments associated with our growth and expansion.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended
	June 30, 2008		June 30, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$218	0.3%	$655	1.0%	$(437)	(66.7)%
Interest expense	(87)	(0.1)%	(48)	(0.1)%	(39)	81.3%
Loss on disposal of property and equipment	(596)	(0.7)%	(243)	(0.4)%	(353)	145.3%
Income tax expense	(381)	(0.4)%	(40)	(0.1)%	(341)	852.5%

Total	$(846)	(1.0)%	$324	0.5%	$(1,170)	(361.1)%

	For the Six Months Ended
	June 30, 2008		June 30, 2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$598	0.4%	$1,263	1.0%	$(665)	(52.7)%
Interest expense	(143)	(0.1)%	(93)	(0.1)%	(50)	53.8%
Loss on disposal of property and equipment	(1,338)	(0.8)%	(575)	(0.4)%	(763)	132.7%
Income tax expense	(1,421)	(0.9)%	(370)	(0.3)%	(1,051)	284.1%

Total	$(2,304)	(1.4)%	$225	0.2%	$(2,529)	(1,124.0)%

Interest Income. Interest income decreased for the three and six month periods ended June 30, 2008 primarily as a result of lower interest rates over the comparable three and six month period ended June 30, 2007.

Interest Expense. Interest expense for the three and six months ended June 30, 2008 and 2007 relates primarily to commitment fees under our revolving credit facility with Bank of America.

Loss on Disposal of Property and Equipment. Loss on disposal of equipment for the three and six month periods ended June 30, 2008 and 2007 principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows and will vary with customer churn rates as well, as it has in 2008 relating to our heightened churn rates. The write-off of certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Income tax expense. Until the fourth quarter of 2007, the majority of our taxable income was offset by the utilization of net operating loss carryforwards from prior years and a full valuation allowance, or reserve, on the remaining net deferred tax assets. Income tax expenses recognized prior to the fourth quarter of 2007 related primarily to amounts due under the alternative minimum tax rules or to states where we either did not have net operating loss carryforwards or the taxing regime does not consider net operating losses. During the fourth quarter of 2007, we released a portion of our valuation allowance related to our net deferred tax asset. The effect of releasing a portion of this valuation allowance is that we now recognize income taxes at the estimated full statutory rate, regardless of the level of actual taxes paid, as more fully described in Note 4 of the Condensed Consolidated Financial Statements. Future determinations on the need for a valuation allowance on our net deferred tax assets are made on a quarterly basis, and our assessment for the quarter ending June 30, 2008 reflects no change in the valuation allowance.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our Condensed Consolidated Financial Statements hereto.

Liquidity and Capital Resources (Dollar amounts in thousands)

	Six Months Ended		Change from Previous Period
	2008	2007	Dollars	Percent
Cash Flows:
Provided by operating activities	$19,008	$29,463	$(10,455)	(35.5)%
Used in investing activities	(32,611)	(15,334)	(17,277)	112.7%
Provided by financing activities	239	2,928	(2,689)	(91.8)%

Net (decrease)/increase in cash and cash equivalents	$(13,364)	$17,057	$(30,421)	(178.3)%

Cash Flows From Operations. Revenues increased 26.7% in the six months ended June 30, 2008 from the comparable period in 2007. The additional operating cash flows from the increased revenues were partially offset by $5.9 million additional payments to suppliers and vendors to support these revenues. These increased cash flows were further offset by cash used in and to support our newer markets that do not yet generate positive operating cash flow, as well as those markets we are preparing to launch, of which there were five such markets in the six month period of 2008 compared to three markets in the same period of 2007. Operating cash used in the first six months of 2008 also reflects an additional $2.4 million in annual bonuses and other annual compensation payments in 2008 as compared to 2007 along with the settlement and payment of approximately $1.0 million of accrued telecommunication costs from earlier periods that had been in dispute, with no comparable settlements occurring during the first six months of 2007. Since June 30, 2007, we have also made process improvements that shortened the payment cycle of vendor invoices, contributing to a reduction in cash flows from operations in 2008 compared to 2007. Specifically, in the six months ended June 30, 2007, an increase in accounts payable resulted in increased operating cash flows of $4.2 million. During the comparable period in 2008, a decrease in accounts payable resulted in a reduction of operating cash flows of $1.7 million. These factors primarily account for the decrease in cash provided by operating activities of $10.5 million for the six months ended June 30, 2008 compared to the same period in 2007.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain collocation and data center buildout expenditures and equipment installation costs, and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $32.6 million and $25.3 million for the six months ended June 30, 2008 and 2007, respectively. Our capital expenditures resulted from growth in customers in our existing markets, facility and network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $68 million to $70 million in 2008. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

We periodically invest excess cash balances in the marketable securities of highly-rated commercial paper and money market funds. We purchased no marketable securities in the six months ended June 30, 2008 and $45.0 million in marketable securities in the six months ended June 30, 2007. We periodically redeem our marketable securities in order to transfer the funds into other operating and investing activities.

Cash Flows From Financing Activities. Cash flows provided by financing activities were $0.2 million for the six months ended June 30, 2008 compared to $2.9 million in the six months ended June 30, 2007. The principal component of the change in cash flow provided by financing activities in the six months ended June 30, 2008 compared to the same period in 2007 is the decrease in proceeds from the exercise of stock options.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our present market expansion plan, which is to continue opening three new markets per year. Our business plan assumes that cash flow from operating activities of our mature markets will offset the negative cash flow from operating activities and cash flow from investing activities with respect to the additional markets we plan to launch. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs.

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, we are party to a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. As of June 30, 2008, there were no amounts drawn down on the line of credit. The terms of the line of credit are further described in Item 7 of our Form 10-K for fiscal 2007, filed with the SEC on February 29, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At June 30, 2008, all investments were in money market funds and overnight investment of available cash balances and, accordingly, our exposure to market risk relates to changes in interest rates. Due to the conservative nature of our investment portfolio, management believes a sudden change in interest rates would not have a material effect on the value of the portfolio. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the six months ended June 30, 2008 would have decreased by approximately $0.3 million. This estimate assumes that the decrease occurred on the first day of 2008 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. In addition, as of June 30, 2008, the following litigation matter was pending against Cbeyond:

On May 6, 2008, a purported class action lawsuit was filed against the Company and its chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The action was brought by Steven Weisberg, individually and on behalf of a proposed class of purchasers of the Company’s common stock between November 1, 2007 and February 21, 2008. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, based upon allegations that the Company underreported its customer churn rate. Plaintiff seeks to recover an unspecified amount for damages on behalf of himself and all other individual and institutional investors who purchased or otherwise acquired the Company’s securities between November 1, 2007 and February 21, 2008, excluding the defendants and their affiliates. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter and any related matters. It is possible that additional, related suits may be filed in the future, but we are not currently aware of any other such suits. At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on June 13, 2008. At the Annual Meeting, Messrs. James F. Geiger, Douglas C. Grissom and David A. Rogan were reelected to the Board of Directors with the following votes cast:

	Votes For	Votes Withheld
James F. Geiger	26,544,264	84,420
Douglas C. Grissom	26,562,916	65,768
David A. Rogan	26,426,249	202,435

The following directors’ term of office continued after the meeting: James N. Perry, Jr., John H. Chapple, D. Scott Luttrell, Robert Rothman and Patrick Pittard.

The stockholders also ratified the appointment of Ernst & Young LLP as Cbeyond’s independent registered public accounting firm for the fiscal year ending December 31, 2008 with the following votes cast:

	Votes For	Votes Against	Abstentions
Ernst & Young LLP	26,604,042	24,642	—

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Furnished herewith.

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

Date: August 6, 2008

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