Form 10-Q
period 2008-09-30
CBEYOND, INC.
filed 2008-10-31
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes    ☐  No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on October 27, 2008
Common Stock, $0.01 par value	28,426,206

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “projects” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the effects on our Houston market arising from Hurricane Ike; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect the Company; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; external events outside of our control, including extreme weather, natural disasters or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including the “Risk Factors” in our most recent annual report on Form 10-K, together with updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K. Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$42,727	$56,174
Accounts receivable, gross	28,881	26,149
Less: Allowance for doubtful accounts	(2,062)	(2,983)

Accounts receivable, net	26,819	23,166
Prepaid expenses	7,475	4,793
Inventory, net	2,504	2,861
Deferred tax asset, net	3,367	3,292
Other assets	915	1,235

Total current assets	83,807	91,521
Property and equipment, gross	279,012	236,254
Less: Accumulated depreciation and amortization	(163,565)	(137,900)

Property and equipment, net	115,447	98,354
Restricted cash equivalents	1,161	1,135
Non-current deferred tax asset, net	4,155	6,331
Other non-current assets	2,540	1,021

Total assets	$207,110	$198,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,506	$12,983
Accrued telecommunications costs	14,157	17,341
Deferred customer revenue	9,638	9,045
Other accrued liabilities	30,670	31,081

Total current liabilities	65,971	70,450

Other non-current liabilities	559	594
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 28,426 and 28,208 shares issued and outstanding, respectively	284	282
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	263,631	253,534
Accumulated deficit	(123,335)	(126,498)

Total stockholders’ equity	140,580	127,318

Total liabilities and stockholders’ equity	$207,110	$198,362

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Customer revenue	$88,500	$70,835	$250,688	$198,640
Terminating access revenue	1,743	1,581	5,140	4,517

Total revenue	90,243	72,416	255,828	203,157

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $6,668, $5,254, $18,883 and $15,790, respectively, shown separately below)	27,023	21,788	79,263	60,730
Selling, general and administrative (exclusive of depreciation and amortization of $3,604, $2,509, $9,924 and $6,650, respectively, shown separately below)	49,781	39,899	140,788	111,619
Public offering expenses	—	—	—	2
Depreciation and amortization	10,272	7,763	28,807	22,440

Total operating expenses	87,076	69,450	248,858	194,791

Operating income	3,167	2,966	6,970	8,366

Other income (expense):
Interest income	197	749	795	2,012
Interest expense	(25)	(100)	(168)	(193)
Loss on disposal of property and equipment	(319)	(219)	(1,657)	(794)

Income before income taxes	3,020	3,396	5,940	9,391
Income tax expense	(1,356)	(16)	(2,777)	(386)

Net income	$1,664	$3,380	$3,163	$9,005

Net income per common share:
Basic	$0.06	$0.12	$0.11	$0.32

Diluted	$0.06	$0.11	$0.11	$0.30

Weighted average common shares outstanding:
Basic	28,412	27,980	28,309	27,734
Diluted	29,503	30,113	29,668	29,898

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2007	28,208	$282	$253,534	$(126,498)	$127,318
Exercise of stock options	72	1	739	—	740
Share-based compensation from options to employees	—	—	5,595	—	5,595
Share-based compensation from restricted shares to employees	—	—	2,532	—	2,532
Share-based compensation for non-employees	—	—	114	—	114
Shares issued to 401(k) plan	95	—	1,341	—	1,341
Vesting of restricted shares	69	1	(1)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(18)	—	(291)	—	(291)
Excess tax benefit relating to share-based payments	—	—	68	—	68
Net income	—	—	—	3,163	3,163

Balance at September 30, 2008	28,426	$284	$263,631	$(123,335)	$140,580

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities:
Net income	$3,163	$9,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,807	22,440
Deferred tax expense	2,101	—
Provision for doubtful accounts	4,348	2,775
Loss on disposal of property and equipment	1,657	794
Non-cash share-based compensation	9,275	7,325
Excess tax benefit relating to share-based payments	(68)	(358)
Changes in operating assets and liabilities:
Accounts receivable	(8,001)	(7,814)
Inventory	357	(762)
Prepaid expenses and other current assets	(2,362)	(1,497)
Other assets	(1,519)	993
Accounts payable	(1,477)	1,045
Other liabilities	(4,011)	6,737

Net cash provided by operating activities	32,270	40,683

Investing Activities:
Purchases of property and equipment	(46,208)	(37,838)
Purchases of marketable securities	—	(44,993)
Redemption of marketable securities	—	54,988
Decrease (increase) in restricted cash equivalents	(26)	(115)

Net cash used in investing activities	(46,234)	(27,958)

Financing Activities:
Taxes paid on vested restricted shares	(291)	—
Repayment of long-term debt and capital leases	—	(98)
Financing issuance costs	—	(4)
Excess tax benefits relating to share-based payments	68	358
Proceeds from exercise of stock options	740	3,843

Net cash provided by financing activities	517	4,099

Net (decrease)/increase in cash and cash equivalents	(13,447)	16,824
Cash and cash equivalents at beginning of period	56,174	34,113

Cash and cash equivalents at end of period	$42,727	$50,937

Supplemental disclosure:
Interest paid	$96	$94
Income taxes paid	$155	$7
Non-cash purchases of property and equipment	$1,375	$1,579

See accompanying notes to condensed consolidated financial statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of September 30, 2008, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, San Francisco, Miami and Minneapolis.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim condensed consolidated financial statements (the “Condensed Consolidated Financial Statements”) and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Basic and Diluted Net Income per Common Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average common shares outstanding for the period. For the three and nine months ended September 30, 2008 and 2007, the Company reported net income, and accordingly considered the dilutive effect of shares and share-based awards outstanding during the period for the diluted earnings per share calculation. For purposes of the calculation of diluted earnings per share for the three and nine months ended September 30, 2008, respectively, an additional 1,091 and 1,359 shares were added to the denominator because they were dilutive for such periods compared to 2,133 and 2,164 shares for the three and nine months ended September 30, 2007, respectively. Weighted average shares issuable upon the exercise of stock options that were anti-dilutive and therefore not included in the calculation of diluted earnings per share were 2,339 and 1,659 for the three and nine months ended September 30, 2008, respectively, and 671 and 525 for the three and nine months ended September 30, 2007, respectively.

New Accounting Standards

Recently Adopted Standards

In September 2006, the Emerging Issues Task Force issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its service. Depending on the circumstances, such consideration is considered either a reduction of revenue or a cost. EITF 06-1 was effective for the Company beginning January 1, 2008 and did not have a material effect on the Condensed Consolidated Financial Statements.

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

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, The Hierarchy of General Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective on November 15, 2008. We do not expect SFAS 162 to have a material impact on our Consolidated Financial Statements.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 to the financial assets of companies in a market that is not active. FASP 157-3 does not change the definition of fair market value measurements under SFAS 157. Rather, FSP 157-3 clarifies the application of SFAS 157 in times of market dislocation and does not prescribe the assumption of valuation based on forced liquidation or distressed sales, nor does it automatically conclude that a transaction price is determinative of fair value in such markets. The FASB further expresses that a reporting entity’s own valuation assumptions about future cash flows and appropriately risk-adjusted discount rates are acceptable when relevant observable inputs are not available. FSP 157-3 is immediately effective, however the Company does not expect any impact to its financial statements at this time.

Note 3. Share-Based Compensation Plans

The Company’s equity incentive plans, collectively referred to as the Incentive Plan, permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. The number of shares of common stock that may be issued can increase on January 1st of each year according to terms specified under the Incentive Plan. On January 1, 2008, the number of shares covered by the Incentive Plan increased by 930 shares. At September 30, 2008, the aggregate number of shares of common stock that may be issued pursuant to the Incentive Plan was 7,587. Substantially all of the share-based awards granted under the Incentive Plan following the 2005 initial public offering vest at a rate of 25% per year over four years, although the Board of Directors may approve a different vesting period. Options are granted at exercise prices not less than the fair market value of the Company’s common stock on the date of grant. Beginning in 2007, the Company’s policy defines the options’ grant date as the second day following a quarterly earnings release for previously approved standard option grants because that is the date that the option exercise price is established. Share-based awards expire 10 years after the grant date unless forfeited earlier.

On July 29, 2008 the Company’s Board of Directors approved a grant of 321 stock options and 416 restricted shares. The restricted shares included 220 shares issued to certain executives that vest based on achieving specified adjusted EBITDA (as defined) performance targets in either 2009 or 2010 and either in 2011 or 2012. Based on the terms of these restricted shares, the total estimated fair value of $3,623 will be recognized during the underlying service periods to which the performance targets relate, subject to the attainment of the performance conditions being probable. No compensation cost related to these awards will be recorded in 2008.

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2008	3,476	233
Granted	859	666
Stock options exercised	(72)
Restricted stock vested		(69)
Forfeited or expired	(174)	(10)

Outstanding, September 30, 2008	4,089	820

Options exercisable, September 30, 2008	2,187

The fair value of options was estimated at the date of grant using a binomial option-pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	3.1%	4.6%
Expected dividend yield	0.0%	0.0%
Expected volatility	69.4%	49.6%
Suboptimal exercise barrier	2.35	3.91

As of September 30, 2008, the Company had $16,951 and $15,011 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.8 and 2.3 years, respectively. Total share-based compensation expense for the three and nine months ended September 30, 2008 was $3,462 and $9,275, respectively.

As described in Item 8 of our Form 10-K for fiscal 2007, filed with the SEC on February 29, 2008, the Company has a commitment to contribute shares to the 401(k) Profit Sharing Plan (the Plan) at the end of each plan year (June 30). The number of shares to be contributed is variable based on the share price on the last day of the plan year when the obligation becomes fixed and payable. During the three and nine months ended September 30, 2008, the Company recognized $486 and $1,034, respectively, of share-based compensation expense relating to the match and contribution. As of the last day of the 401(k) plan year, the Company’s contribution relating to the plan year ended June 30, 2008 became fixed based on the active 401(k) plan participates as of the end of the plan year. Accordingly, the Company contributed 95 shares of Company stock to the respective employees’ 401(k) accounts in July 2008. These shares are included in our calculation of diluted EPS for the three and nine months ending September 30, 2008 using the treasury stock method.

Note 4. Income Taxes

The provision for income taxes during the three and nine months ended September 30, 2008 of $1,356 and $2,777 consists of $997 and $1,943 in federal income taxes and $359 and $834 in state income taxes, respectively. During the comparable periods in 2007, total expense of $16 and $386 consisted of $73 and $307 in estimated alternative minimum tax (AMT) and a $57 reduction of and $79 addition to state income taxes, respectively. In accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting, income tax expense is calculated by determining an estimated annual effective tax rate and applying this rate to the pre-tax income for the quarter. The estimated annual effective tax rates for the nine months ended September 30, 2008 and 2007 are 46.8% and 4.1%, respectively. For the nine months ended September 30, 2007, the Company had a full valuation allowance against its net deferred tax assets and recognized income tax expense based on the AMT, which has a lower tax rate than the regular statutory tax rate. For the nine months ended September 30, 2008, the Company no longer has a full valuation allowance against its net deferred tax assets, and the Company records estimated income tax, both current and deferred, at the full effective tax rates. During nine months ended September 30, 2008, the estimated effective tax rate includes approximately 6.3 percentage points, net of the federal benefit, relating to a recently enacted tax on the Company’s gross receipts from its Texas operations and 40.5 percentage points relating to federal income taxes and income taxes from states other than Texas.

Although the Company now records income tax expense at the full effective tax rate, it expects to be in an ordinary taxable loss position for the current year, due in large part to accelerated tax depreciation and other favorable temporary differences. The Company does not believe there are any limitations which would affect its ability to utilize its net operating loss carryforwards.

The tax years 2005 to 2008, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2000 to 2003 may also be subject to examination.

As noted above, the Company’s operations in Dallas and Houston are subject to a new state tax, referred to as the Texas Margin Tax. This tax initially became effective in 2007, but had certain exclusions during the first year it was in effect. The estimated full year 2008 impact of this tax, net of the federal benefit, is $516, or $151 and $374 for the three and nine months ended September 30, 2008, respectively. The Company recognized approximately $160 for this tax during the three months ended March 31, 2007, and recognized $148 for the full year of 2007, reflecting certain benefits and exclusions that, subsequent to March 31, 2007, became available during the transition year.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	September 30, 2008	December 31, 2007
Accrued bonus	$4,423	$7,538
Accrued other compensation and benefits	2,645	2,475
Accrued sales taxes	3,950	3,550
Accrued other taxes	5,589	5,011
Accrued professional fees	711	704
Deferred rent	9,161	7,861
Deferred installation revenue	762	762
Other accrued expenses	3,429	3,180

Total other accrued liabilities	$30,670	$31,081

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

At September 30, 2008, the operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, San Francisco, Miami and Minneapolis. Although the Greater Washington D.C. area market has not yet entered its operating phase as of September 30, 2008, the pre-launch expenses are disclosed for purposes of this segment disclosure. The Company intends to launch service to customers in the Greater Washington D.C area market in the first quarter of 2009. The operating results and capital expenditures from the operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

The balance of the Company’s operations is in its Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results. Corporate costs are not allocated to the other segments because such costs are managed and controlled on a functional basis that spans all markets, with centralized, functional management held accountable for corporate results. Management also believes that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing geographic segment. Management does not report assets by segment since it manages assets and makes decisions on technology deployment and other investments on a company-wide rather than on a local market basis. The chief operating decision maker does not use segment assets in evaluating the performance of operating segments. As a result, management does not believe that segment asset disclosure is meaningful information to investors. In addition to segment results, the Company uses total Adjusted EBITDA to assess the operating performance of the overall business. Because the chief operating decision maker evaluates the performance of each segment on the basis of Adjusted EBITDA as the primary metric for measuring segment profitability, management believes that segment Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing the Company’s overall operations. The chief operating decision maker also uses revenue to measure operating results and assess performance, and both revenue and Adjusted EBITDA are presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

The tables below present information about the Company’s operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Atlanta	$20,641	$18,555	$60,141	$53,767
Dallas	17,733	15,652	51,437	45,019
Denver	17,999	16,453	52,750	48,036
Houston	11,963	10,147	34,619	28,177
Chicago	9,410	7,143	26,773	18,835
Los Angeles	6,250	3,522	16,698	7,975
San Diego	3,030	818	7,189	1,222
Detroit	1,567	126	3,612	126
San Francisco Bay area	1,045	—	1,842	—
Miami	407	—	558	—
Minneapolis	198	—	209	—

Total revenues (1)	$90,243	$72,416	$255,828	$203,157

Adjusted EBITDA
Atlanta (2) (3)	$11,659	$10,779	$33,745	$31,028
Dallas (4)	10,367	7,683	27,202	21,752
Denver	9,508	8,823	28,245	26,534
Houston (5)	6,304	4,513	17,089	11,853
Chicago	3,229	2,001	8,952	4,631
Los Angeles	1,346	(283)	3,437	(2,043)
San Diego	(162)	(1,289)	(1,613)	(4,059)
Detroit	(812)	(1,239)	(3,108)	(1,993)
San Francisco Bay area	(1,323)	(322)	(4,058)	(327)
Miami	(1,425)	(8)	(3,369)	(8)
Minneapolis	(1,115)	—	(2,058)	—
Greater Washington DC area (6)	(88)	—	(125)	—
Corporate	(20,587)	(17,195)	(59,287)	(49,235)

Total adjusted EBITDA	$16,901	$13,463	$45,052	$38,133

Operating income (loss)
Atlanta (2) (3)	$10,621	$9,723	$30,639	$27,823
Dallas (4)	9,439	6,575	24,365	18,476
Denver	8,667	7,945	25,717	23,577
Houston (5)	5,425	3,658	14,403	9,314
Chicago	2,403	1,307	6,547	2,748
Los Angeles	730	(682)	1,707	(3,131)
San Diego	(487)	(1,500)	(2,462)	(4,495)
Detroit	(1,108)	(1,410)	(3,887)	(2,183)
San Francisco Bay area	(1,598)	(328)	(4,726)	(333)
Miami	(1,613)	(8)	(3,718)	(8)
Minneapolis	(1,270)	—	(2,231)	—
Greater Washington DC area (6)	(90)	—	(127)	—
Corporate	(27,952)	(22,314)	(79,257)	(63,422)

Total operating income	$3,167	$2,966	$6,970	$8,366

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Depreciation and amortization expense
Atlanta	$1,003	$1,026	$3,020	$3,113
Dallas	896	1,072	2,763	3,182
Denver	808	848	2,453	2,878
Houston	856	828	2,642	2,457
Chicago	806	661	2,370	1,788
Los Angeles	591	372	1,680	1,011
San Diego	305	193	815	387
Detroit	282	156	758	164
San Francisco Bay area	261	3	643	3
Miami	177	—	318	—
Minneapolis	148	—	150	—
Corporate	4,139	2,604	11,195	7,457

Total depreciation and amortization expense	$10,272	$7,763	$28,807	$22,440

Capital expenditures
Atlanta	$1,272	$1,059	$3,109	$3,439
Dallas	586	586	2,194	3,512
Denver	631	847	2,476	1,972
Houston	280	889	1,707	2,864
Chicago	437	907	1,925	2,865
Los Angeles	429	1,014	1,716	2,791
San Diego	364	653	1,764	1,925
Detroit	264	550	1,629	3,501
San Francisco Bay area	330	1,363	2,148	1,807
Miami	627	54	3,198	54
Minneapolis	309	47	2,444	47
Greater Washington DC area	1,878	—	2,526	—
Corporate	6,428	4,764	20,747	14,640

Total capital expenditures	$13,835	$12,733	$47,583	$39,417

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$16,901	$13,463	$45,052	$38,133
Depreciation and amortization	(10,272)	(7,763)	(28,807)	(22,440)
Non-cash share-based compensation	(3,462)	(2,734)	(9,275)	(7,325)
Public offering expenses	—	—	—	(2)
Interest income	197	749	795	2,012
Interest expense	(25)	(100)	(168)	(193)
Loss on disposal of property and equipment (7)	(319)	(219)	(1,657)	(794)
Income tax expenses	(1,356)	(16)	(2,777)	(386)

Net income	$1,664	$3,380	$3,163	$9,005

(1)	During the three and nine months ended September 30, 2008, the Company recognized a revenue benefit of $449 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	During the three months ended March 31, 2008, the Company settled an outstanding cost of revenue obligation relating to previous periods for approximately $579 less than the recorded liability, resulting in a benefit to cost of revenue for the Atlanta operating segment.

(3)	During the three and nine months ended September 30, 2008, the Company recognized a benefit of approximately $921 in its cost of revenue for the Atlanta operating segment. This benefit arose due to a change in estimate relating to shortening the back billing limitation period for certain recorded obligations resulting from regulatory precedents established by the Georgia Public Service Commission during the third quarter of 2008. See Triennial Review Remand Order discussion in Note 7.

(4)	During the three and nine months ended September 30, 2008, the Company settled an outstanding cost of revenue obligation relating to previous periods for approximately $1,354 less than the recorded liability resulting in a benefit to cost of revenue for the Dallas operating segment. See Triennial Review Remand Order discussion in Note 7.

(5)	During the three and nine months ended September 30, 2008, the Company settled an outstanding cost of revenue obligation relating to previous periods for approximately $503 less than the recorded liability, resulting in a benefit to cost of revenue for the Houston operating segment. See Triennial Review Remand Order discussion in Note 7.

(6)	The Company intends to launch service to customers in our Greater Washington D.C area market in the first quarter of 2009.

(7)	The Company recorded approximately $200 in each of the first two quarters of 2008 to write off the value of software assets that no longer have continuing value to the company’s operations. Additionally, heightened customer churn rates have increased the write off of unrecoverable customer premise equipment.

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

Beginning on March 11, 2005, the Company began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. The Company continues to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of September 30, 2008 and December 31, 2007, respectively, the Company’s accrual totals $2,708 and $6,211. The accrued liability balance at September 30, 2008 included additional costs of revenue of $442 and $1,163 recognized during the three and nine months ended September 30, 2008, respectively, offset by $4,666 in reductions to the liability. The reductions include $3,745 relating to the settlement of certain of these TRRO liabilities for less than the recorded amounts. In connection with this settlement and as referenced in Note 6, the Company recognized a benefit to cost of revenue of approximately $1,857 in the three and nine months ended September 30, 2008, relating to negotiating payments that were less than the TRRO liabilities recorded. Also included in the reductions is a benefit of approximately $921 due to a change in estimate relating to shortening the back billing limitation period as discussed in Note 6. Both the aforementioned benefits to cost of revenue in the amounts of $1,857 and $921 were recorded as telecommunications cost recoveries. During the three and nine months ended September 30, 2007, the Company recognized $375 and $1,147 as additional cost of revenue, respectively, related to the implementation of TRRO. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which the Company is subject based on its experience and its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A portion of these accrued expenses have never been invoiced by the ILECs and are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. During the three and nine months ended September 30, 2008, respectively, approximately $16 and $390 of unbilled TRRO expenses passed the statutory back billing period and were reversed as a benefit to cost of revenue. For the portion of the accrued TRRO expenses that have been invoiced as of September 30, 2008, the Company has been billed $1,042 in excess of the amount it has cumulatively recognized in its results of operations. Management believes these excess billings are erroneous and that the amounts accrued represent the best estimate of the final settlement of these liabilities.

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

Dissolution of Captive Leasing Entities

Effective December 31, 2006, the Company dissolved and collapsed its captive leasing companies. These entities, historically, purchased assets free of sales tax and leased the assets to the operating companies as a means of preserving cash flow in the Company’s start-up phase of operations. During 2006, management determined that the nature of the Company’s operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, certain underpayments were identified, and liabilities were recorded for the estimated taxes due. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts recorded by the Company. In accordance with SFAS 5, the additional interest and penalties could range from zero to $713.

Legal Proceedings

On May 6, 2008, a purported class action lawsuit was filed against the Company and its chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The action was brought by Steven Weisberg, individually and on behalf of a proposed class of purchasers of the Company’s common stock between November 1, 2007 and February 21, 2008. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, based upon allegations that the Company underreported its customer churn rate. Plaintiff seeks to recover an unspecified amount for damages on behalf of himself and all other individual and institutional investors who purchased or otherwise acquired the Company’s securities between November 1, 2007 and February 21, 2008, excluding the defendants and their affiliates. On October 24, 2008, the plaintiffs filed an amended complaint which—in accordance with court rulings—changed the purported class representatives to two institutional investors, Genesee County Employees’ Retirement System and the Essex Regional Retirement Board. The Amended Complaint also added J. Robert Fugate, the Company’s chief financial officer and an executive vice president, as an individual defendant. The Amended Complaint does not materially alter the allegations of the original complaint. The Company believes that the allegations in the original complaint and the complaint as amended are without merit and intends to vigorously defend its interests in this matter and any related matters. It is possible that additional, related suits may be filed in the future, but the Company is not currently aware of any other such suits. At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims aside from nominal legal expenses associated with responding to the matter.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain current officers and directors of the Company in the Superior Court of Fulton County of the State of Georgia by Meghal Antani and John C. Scheldt, derivatively on behalf of nominal defendant Cbeyond, Inc. The complaints allege, among other matters, breaches of fiduciary duties, abuse of control, gross mismanagement, and unjust enrichment occurring between August 8, 2007 and December 11, 2007. The complaints seek to recover unspecified damages, and the Company believes that they will be consolidated into a single complaint. It is possible that additional, related suits may be filed in the future, but the Company is not currently aware of any other such suits. At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

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

Our voice services (other than our mobile voice services) are delivered using Voice over Internet Protocol, or VoIP, technology, and all of such services are delivered over our secure all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies. We offer our mobile voice and data services via our mobile virtual network operator relationship with a nationwide wireless network provider.

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

We compete primarily against ILECs’ and, to a lesser extent, against competitive local exchange carriers, both of which are local telephone companies. Local telephone companies do not generally have the same focus on our target market and principally concentrate on medium or large enterprises or residential customers. In addition, cable television providers have begun serving the small and medium business market with telephone service, in addition to high speed Internet access and video. To date, we have not experienced significant competition from cable television providers and do not believe that they intend to offer the breadth of services and applications that our customers purchase from us. We compete primarily based on our high-value bundled services that bring many of the same managed services to our customers that have historically been available only to large businesses, as well as based on our customer care, network reliability and operational efficiencies.

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market early in 2001 and have since expanded operations into eleven additional markets. We revised our market expansion plan, which is to open two new markets per year during 2008 and 2009 and between two and three markets per year thereafter, depending on economic conditions. This plan is a reduction of previous plans to open three new markets per year. However, we do not expect this decision to significantly affect our ability to expand operations and establish operations in the largest 25 U.S. markets. We have chosen a revised market expansion plan that is more reflective of current economic conditions, including a delay until the first quarter of 2009 of the new market opening originally planned for the fourth quarter of 2008. The following comprises the service launch date for our current markets and the anticipated launch date of our future announced markets:

Current Markets	Service Launch Date
Atlanta	2 nd Quarter 2001
Dallas	4 th Quarter 2001
Denver	1 st Quarter 2002
Houston	1 st Quarter 2004
Chicago	1 st Quarter 2005
Los Angeles	1 st Quarter 2006
San Diego	1 st Quarter 2007
Detroit	3 rd Quarter 2007
San Francisco Bay area	4 th Quarter 2007
Miami	1 st Quarter 2008
Minneapolis	2 nd Quarter 2008

Announced Markets	Planned Service Launch Date
Greater Washington D.C. area	1 st Quarter 2009

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

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-15 local voice lines, or generally 30 or fewer employees. We also sell subscriptions of BeyondVoice II to customers with 16-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of September 30, 2008, approximately 83.9% of our customer base had BeyondVoice I, 14.9% had BeyondVoice II, and 1.2% had BeyondVoice III.

In the quarter ended September 30, 2008, we recorded a change in estimate for promotional obligations resulting in $0.4 million of revenue related to certain customer promotional liabilities recorded in prior periods. Prior to the third quarter, these promotional obligations were recorded at their maximum amount as a reduction in revenue when earned by the customer due to the lack of sufficient historical experience required under U.S. generally accepted accounting principles (GAAP) to estimate the amount that would ultimately be earned and claimed by customers. We recognize the benefit of changes to these estimated promotional obligations on customer promotions when such amounts are reasonably estimable.

Average monthly revenue per customer location (ARPU) is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect ARPU to be relatively stable or moderately increasing in future periods due to increased adoption of our value-added applications, such as our mobile related service offerings. Customer revenues represented approximately 98.1% and 98.0% of total revenues for the three and nine months ended September 30, 2008, respectively, as compared to 97.8% for both of the comparable periods in 2007. Access charges paid to us by other communications companies to terminate calls to our customers represented the majority of the remainder of total revenues.

Customer revenues are generated under contracts that typically run for three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. We historically maintained monthly churn rates of approximately 1.0%. Beginning with the third quarter of 2007, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorating economic conditions. We experienced average monthly churn rates of 1.1% in the third quarter of 2007, 1.4% in the fourth quarter of 2007, and 1.3% in the first, second, and third quarters of 2008. We cannot predict the future duration or magnitude of the currently deteriorated economic conditions, but we expect our churn rate to continue to be elevated above our historical average monthly rate of 1.0% as long as the current economic environment persists. In response to deteriorating economic conditions, we have taken steps which we believe will mitigate the risk of heightened churn and bad debt levels on a longer term basis. These steps include a tightening of credit and collection policies and practices for customers with a higher risk profile. As a result of these steps, we have seen bad debt expense decline as a percentage of revenue and have also experienced improvements in the age of outstanding receivables from customers during 2008 as compared to the fourth quarter of 2007.

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

Another significant component of our cost of revenue is the cost associated with our mobile offering. These costs, which represent our fastest growing cost of revenue, include monthly base charges or usage based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. The cost of mobile equipment typically exceeds the selling price of such devices due to the long-term profitability of the service over the life of the customer contract. Primarily as a result of the loss on the sale of mobile equipment recorded in full at the time of the sale, increased volumes of mobile sales decrease our gross margin percentages, although the growth of this service offering is expected to result in greater gross profits over time.

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

Reclassifications

Reclassifications have been made to the three and nine months ended September 30, 2007 Revenue and Cost of Revenue table within Item 2 herein to aggregate backbilling expiration credits from Other cost of revenue to Telecommunications cost recoveries as well as to disaggregate Mobile cost from Other cost of revenue. Such reclassifications were made to conform to the current presentation for the three and nine months ended September 30, 2008.

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands)

	For the Three Months Ended				Change from Previous
	September 30, 2008		September 30, 2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$88,500	98.1%	$70,835	97.8%	$17,665	24.9%
Terminating access revenue	1,743	1.9%	1,581	2.2%	162	10.2%

Total revenue	90,243		72,416		17,827	24.6%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	11,640	12.9%	9,514	13.1%	2,126	22.3%
Other cost of revenue	11,639	12.9%	9,610	13.3%	2,029	21.1%
Mobile cost	7,222	8.0%	4,143	5.7%	3,079	74.3%
Telecommunications cost recoveries	(3,478)	(3.9)%	(1,479)	(2.0)%	(1,999)	135.2%

Total cost of revenue	27,023	29.9%	21,788	30.1%	5,235	24.0%

Gross margin (exclusive of depreciation and amortization):	$63,220	70.1%	$50,628	69.9%	$12,592	24.9%

Customer data:
Customer locations at period end	40,569		33,287		7,282	21.9%

Average revenue per customer location	$760		$749		$11	1.5%

	For the Nine Months Ended				Change from Previous
	September 30, 2008		September 30, 2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$250,688	98.0%	$198,640	97.8%	$52,048	26.2%
Terminating access revenue	5,140	2.0%	4,517	2.2%	623	13.8%

Total revenue	255,828		203,157		52,671	25.9%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	33,149	13.0%	26,929	13.3%	6,220	23.1%
Other cost of revenue	32,710	12.8%	28,110	13.8%	4,600	16.4%
Mobile cost	19,371	7.6%	9,156	4.5%	10,215	111.6%
Telecommunications cost recoveries	(5,967)	(2.3)%	(3,465)	(1.7)%	(2,502)	72.2%

Total cost of revenue	79,263	31.0%	60,730	29.9%	18,533	30.5%

Gross margin (exclusive of depreciation and amortization):	$176,565	69.0%	$142,427	70.1%	$34,138	24.0%

Customer data:
Customer locations at period end	40,569		33,287		7,282	21.9%

Average revenue per customer location	$752		$745		$7	0.9%

Revenue. Total revenue increased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 relatively proportional to the increase in the average number of customers year over year. ARPU was $760 and $752 for the three and nine months ended September 30, 2008, as compared to $749 and $745 for the three and nine months ended September 30, 2007. This increase in ARPU from the three months ended September 30, 2007 to the three months ended September 30, 2008 resulted primarily from an increase in the average applications used per customer to 6.8 in the period ended September 30, 2008 from 6.1 in the period ended September 30, 2007, and as discussed above, the recognition of reductions to promotional obligations of $0.4 million in the three and nine months ended September 30, 2008 related to certain customer promotional liabilities recorded in prior periods. The ARPU for the three and nine months ended September 30, 2008 includes $4 and $1, respectively, related to the afforementioned customer promotional liabilities. We anticipate ARPU to continue to be relatively stable or moderately increasing in future periods based on the expectation that our customers will continue to increase the average number of applications they use.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the three and nine months comparison periods due to our customer growth. These terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect access charge revenues will continue to grow at a rate slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007:

(Dollar amounts in thousands)

	For the Three Months Ended				Change from Previous Period
	September 30, 2008		September 30, 2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$20,641	22.9%	$18,555	25.6%	$2,086	11.2%
Dallas	17,733	19.7%	15,652	21.6%	2,081	13.3%
Denver	17,999	19.9%	16,453	22.7%	1,546	9.4%
Houston	11,963	13.3%	10,147	14.0%	1,816	17.9%
Chicago	9,410	10.4%	7,143	9.9%	2,267	31.7%
Los Angeles	6,250	6.9%	3,522	4.9%	2,728	77.5%
San Diego	3,030	3.4%	818	1.1%	2,212	270.4%
Detroit	1,567	1.7%	126	0.2%	1,441	nm
San Francisco Bay Area	1,045	1.2%	—	—	1,045	nm
Miami	407	0.5%	—	—	407	nm
Minneapolis	198	0.2%	—	—	198	nm

Total Revenue	$90,243		$72,416		$17,827

	For the Nine Months Ended				Change from Previous Period
	September 30, 2008		September 30, 2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$60,141	23.5%	$53,767	26.5%	$6,374	11.9%
Dallas	51,437	20.1%	45,019	22.2%	6,418	14.3%
Denver	52,750	20.6%	48,036	23.6%	4,714	9.8%
Houston	34,619	13.5%	28,177	13.9%	6,442	22.9%
Chicago	26,773	10.5%	18,835	9.3%	7,938	42.1%
Los Angeles	16,698	6.5%	7,975	3.9%	8,723	109.4%
San Diego	7,189	2.8%	1,222	0.6%	5,967	488.3%
Detroit	3,612	1.4%	126	0.1%	3,486	nm
San Francisco Bay Area	1,842	0.7%	—	—	1,842	nm
Miami	558	0.2%	—	—	558	nm
Minneapolis	209	0.1%	—	—	209	nm

Total Revenue	$255,828		$203,157		$52,671

Cost of Revenue. The principal driver of the increase in cost of revenue is customer growth. In addition, between 2008 and 2007, we experienced an increase in both the number of mobile handsets sold and the related mobile service costs. These mobile related increases grew at a higher rate than our overall customer growth due to a higher proportion of new customers electing our mobile offering in 2008 than in 2007, and the successful marketing of our BeyondMobile service to our existing customer base.

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

Mobile related costs represent the second largest and fastest growing component of cost of revenue due to the high rate of adoption among our customers. These costs include monthly recurring base charges or usage based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. These increased monthly recurring mobile service costs have been partially offset by declining per unit rates charged to us by our underlying mobile network provider due to our growing scale and volumes. We typically sell mobile equipment at prices that are less than our cost due to the long-term profitability of the service over the life of the customer contract. We recognize the cost of the equipment sold when it is shipped to the customer, resulting in an initial reduction of our gross margin below what we expect to attain over the duration of the customer contract.

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

Cost of revenue also includes telecommunication cost recoveries and other credits arising in the ordinary course of business from the favorable settlement of obligations to or disputes with our telecommunications vendors and, to a lesser extent, penalties assessed against our vendors by regulatory authorities for performance shortfalls. We typically record a significant amount of these credits each quarter and consider them an ongoing operational activity. In addition to typical activity and as described in Notes 6 and 7 to the Condensed Consolidated Financial Statements, we recognized benefits to cost of revenue of approximately $1.9 and $2.5 in the three and nine months ended September 30, 2008, respectively, relating to negotiating settlements that were less than the liabilities recorded. These settlements relate to the Georgia Rate Remand accrual and TRRO liabilities (as described below) that spanned long periods of time. We also recognized an additional $0.9 in benefits to cost of revenue during the three and nine months ended September 30, 2008 relating to a change in estimate associated with shortening the back billing limitation period applicable to certain amounts accrued for the Atlanta operating segment.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A portion of these accrued expenses have never been invoiced by the ILECs and are subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. During the nine months ended September 30, 2008, approximately $0.4 million of TRRO expenses passed the statutory back billing period and were reversed as a benefit to cost of revenue compared to approximately $0.1 million and $0.3 million in the three and nine months ended September 30, 2007. For the portion of the accrued TRRO expenses that have been invoiced as of September 30, 2008, we have been billed $1.0 million in excess of the amount we have cumulatively recognized in our results of operations. We believe these excess billings are erroneous and that the amounts accrued represent our best estimate of the final settlement of these liabilities.

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

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Three Months Ended				Change from Previous Period
	September 30, 2008		September 30, 2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$28,718	31.8%	$23,804	32.9%	$4,914	20.6%
Share-based compensation	3,462	3.8%	2,734	3.8%	728	26.6%
Marketing cost	803	0.9%	803	1.1%	—	—%
Other selling, general and administrative	16,798	18.6%	12,558	17.3%	4,240	33.8%

Total SG&A	$49,781	55.2%	$39,899	55.1%	$9,882	24.8%

Other operating expenses:
Public offering expenses	$—	—%	$—	—%	$—	nm
Depreciation and amortization	10,272	11.4%	7,763	10.7%	2,509	32.3%

Total other operating expenses	$10,272	11.4%	$7,763	10.7%	$2,509	32.3%

	For the Nine Months Ended				Change from Previous Period
	September 30, 2008		September 30, 2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries wages and benefits (excluding share-based compensation)	$83,218	32.5%	$67,188	33.1%	$16,030	23.9%
Share-based compensation	9,275	3.6%	7,325	3.6%	1,950	26.6%
Marketing cost	2,163	0.8%	1,976	1.0%	187	9.5%
Other selling, general and administrative	46,132	18.0%	35,130	17.3%	11,002	31.3%

Total SG&A	$140,788	55.0%	$111,619	54.9%	$29,169	26.1%

Other operating expenses:
Public offering expenses	$—	—%	$2	0.0%	$(2)	(100.0)%
Depreciation and amortization	28,807	11.3%	22,440	11.0%	6,367	28.4%

Total other operating expenses	$28,807	11.3%	$22,442	11.0%	$6,365	28.4%

Other data:
Employees	1,498		1,127		371	32.9%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007, primarily due to the increased employee costs. Higher employee costs, which include commissions paid to our direct sales representatives, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the increase in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 is fully attributable to the newer markets, which include Detroit, the San Francisco Bay area, Miami and Minneapolis. Corporate selling, general and administrative costs include an increase of $0.7 million and $2.0 million in share-based compensation for the three and nine months ended September 30, 2008, compared to the three and nine months ended September 30, 2007, respectively. As the newer markets mature, we expect selling, general and administrative costs to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in these expenses.

Marketing costs remained relatively consistent as a percent of revenues. In general, our marketing costs will increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase in this category of costs is primarily due to the addition of new as well as expanded operations needed to keep pace with the growth in customers.

Bad debt expense was $1.5 million, or 1.7% of revenues, compared to $1.4 million, or 1.9% of revenues, for the three months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, respectively, bad debt expense was $4.3 million, or 1.7% of revenues, compared to $2.8 million, or 1.4% of revenues. This increase relates to the favorable effect of collections in 2007 of amounts that were fully reserved for and the adverse effect in 2008 of higher customer churn and weaker economic conditions. As a result of our tightening of credit policies in the first quarter of 2008, we have realized substantial improvements in bad debt expense, which decreased from 2.7% of revenues in the fourth quarter of 2007 to 1.7% in the third quarter of 2008.

Depreciation and Amortization Expense. Depreciation and amortization expense increased for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 due to the continued significant capital investments associated with our growth and expansion.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended				Change from Previous Period
	September 30, 2008		September 30, 2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$197	0.2%	$749	1.0%	$(552)	(73.7)%
Interest expense	(25)	0.0%	(100)	(0.1)%	75	(75.0)%
Loss on disposal of property and equipment	(319)	(0.4)%	(219)	(0.3)%	(100)	45.7%
Income tax expense	(1,356)	(1.5)%	(16)	0.0%	(1,340)	8,375.0%

Total	$(1,503)	(1.7)%	$414	0.6%	$(1,917)	(463.0)%

	For the Nine Months Ended				Change from Previous Period
	September 30, 2008		September 30, 2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$795	0.3%	$2,012	1.0%	$(1,217)	(60.5)%
Interest expense	(168)	(0.1)%	(193)	(0.1)%	25	(13.0)%
Loss on disposal of property and equipment	(1,657)	(0.6)%	(794)	(0.4)%	(863)	108.7%
Income tax expense	(2,777)	(1.1)%	(386)	(0.2)%	(2,391)	619.4%

Total	$(3,807)	(1.5)%	$639	0.3%	$(4,446)	(695.8)%

Interest Income. Interest income decreased for the three and nine month periods ended September 30, 2008 primarily as a result of lower interest rates over the comparable three and nine month period ended September 30, 2007.

Interest Expense. Interest expense for the three and nine months ended September 30, 2008 and 2007 relates primarily to commitment fees under our revolving credit facility with Bank of America.

Loss on Disposal of Property and Equipment. Loss on disposal of equipment for the three and nine month periods ended September 30, 2008 and 2007 principally consists of unrecoverable integrated access devices from disconnected customers and write-offs of certain network and software assets that we replaced due to obsolescence or upgrade. The loss on unrecoverable integrated access devices will continue to increase as our customer base grows and will vary with customer churn rates as well, as it has in 2008 relating to our heightened churn rates. The write-off of certain network and software assets will fluctuate dependent upon management decisions to replace and upgrade components of our network.

Income tax expense. Until the fourth quarter of 2007, the majority of our taxable income was offset by the utilization of net operating loss carryforwards from prior years and a full valuation allowance, or reserve, on the remaining net deferred tax assets. Income tax expenses recognized prior to the fourth quarter of 2007 related primarily to amounts due under the alternative minimum tax rules or to states where we either did not have net operating loss carryforwards or the taxing regime does not consider net operating losses. During the fourth quarter of 2007, we released a portion of our valuation allowance related to our net deferred tax asset. The effect of releasing a portion of this valuation allowance is that we now recognize income taxes at the estimated full statutory rate, regardless of the level of actual taxes paid, as more fully described in Note 4 of the Condensed Consolidated Financial Statements. Future determinations on the need for a valuation allowance on our net deferred tax assets are made on a quarterly basis, and our assessment for the quarter ending September 30, 2008 reflects no change in the valuation allowance.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our Condensed Consolidated Financial Statements hereto.

Liquidity and Capital Resources (Dollar amounts in thousands)

	Nine Months Ended		Change from Previous Period
	2008	2007	Dollars	Percent
Cash Flows:
Provided by operating activities	$32,270	$40,683	$(8,413)	(20.7)%
Used in investing activities	(46,234)	(27,958)	(18,276)	65.4%
Provided by financing activities	517	4,099	(3,582)	(87.4)%

Net (decrease)/increase in cash and cash equivalents	$(13,447)	$16,824	$(30,271)	(179.9)%

At September 30, 2008 the Company had cash and cash equivalents of $43.9 million, including restricted cash and equivalents. This available cash and cash equivalents are held in accounts managed by third party financial institutions and consist of invested cash and cash in the Company’s operating accounts. The invested cash is invested in interest-bearing funds managed by third party financial institutions. These funds invest primarily in direct Treasury obligations of the United States government. To date the Company has experienced no loss or lack of access to its invested cash or cash equivalents; however, the Company can provide no assurances that access to its invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, the Company may have significant cash in its operating accounts with third party financial institutions that exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While the Company monitors daily the cash balances in its operating accounts and adjusts the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or be subject to other adverse conditions in the financial markets. To date the Company has experienced no loss or lack of access to cash in its operating accounts. The Company has a corporate banking relationship with Bank of America, N.A.

Cash Flows From Operations. Operating cash flows decreased during the nine months ended September 30, 2008 from the comparable period in 2007. Operating cash flows from the increased revenues were partially offset by additional payments to suppliers and vendors to support these revenues during this period. These increased cash flows were further offset by cash used in and to support our newer markets that do not yet generate positive operating cash flow, as well as those markets we are preparing to launch, of which there were five such markets in the nine month period of 2008 compared to three markets in the same period of 2007. Operating cash used in the first nine months of 2008 also reflects $2.4 million in higher annual bonuses and other annual compensation payments in 2008 as compared to 2007 along with the settlement and payment of approximately $2.9 million of accrued telecommunication costs from earlier periods that had been in dispute, with no comparable payments occurring during the first nine months of 2007. Since September 30, 2007, we have also made process improvements that shortened the payment cycle of vendor invoices, contributing to a reduction in cash flows from operations in 2008 compared to 2007. Specifically, in the nine months ended September 30, 2007, an increase in accounts payable resulted in increased operating cash flows of $1.0 million. During the comparable period in 2008, a decrease in accounts payable resulted in a reduction of operating cash flows of $1.5 million. These factors primarily account for the decrease in cash provided by operating activities of $8.4 million for the nine months ended September 30, 2008 compared to the same period in 2007.

Cash Flows From Investing Activities. Our principal cash investments are historically for purchases of property and equipment and for purchases of marketable securities. Cash purchases of property and equipment primarily include network capital expenditures such as integrated access devices, T-1 aggregation routers, trunking gateway routers, softswitches, other network routers, associated growth expenditures related to these items, diagnostic and test equipment, certain collocation and data center buildout expenditures and equipment installation costs, and non-network capital expenditures, such as the cost of software licenses and implementation costs associated with our operational support systems as well as our financial and administrative systems, servers and other equipment needed to support our software packages, personal computers, internal communications equipment, furniture and fixtures and leasehold improvements to our office space. Our cash purchases of property and equipment were $46.2 million and $37.8 million for the nine months ended September 30, 2008 and 2007, respectively. Our capital expenditures resulted from growth in customers in our existing markets, facility and network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We expect that future capital expenditures will continue to be concentrated in these areas and that capital expenditures will be approximately $69 million to $70 million in 2008. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.

In prior years we periodically invested excess cash balances in the marketable securities of highly-rated commercial paper and money market funds, but we redeemed all such investments prior to the end of 2007. Since that time, we have and continue to invest excess cash balances in short term funds that invest primarily in securities issued by the United States Treasury Department. Accordingly, we purchased no marketable securities in the nine months ended September 30, 2008.

Cash Flows From Financing Activities. Cash flows provided by financing activities were $0.5 million for the nine months ended September 30, 2008 compared to $4.1 million in the nine months ended September 30, 2007. The principal component of the change in cash flow provided by financing activities in the nine months ended September 30, 2008 compared to the same period in 2007 is the decrease in proceeds from the exercise of stock options.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our revised market expansion plan, which is to open two new markets per year during 2008 and 2009 and between two and three markets per year thereafter, depending on economic conditions. This plan is a reduction of previous plans to open three new markets per year. Macroeconomic conditions are expected to have some impact on our cash flows and customer churn rate. However, we do not expect this impact to significantly affect our ability to expand operations. Rather, we have chosen a revised market expansion plan that is more reflective of current economic conditions, including a delay until the first quarter of 2009 of the new market opening originally planned for the fourth quarter of 2008. Our business plan assumes that cash flow from operating activities of our established markets will offset the negative cash flow from operating activities and cash flow from investing activities with respect to the additional markets we plan to launch. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. Additionally, we do not anticipate a need for additional access to capital or new financing in the near term.

Contractual Obligations and Commitments

Except for the contractual obligations and commitments noted below, there have been no material changes to the contractual obligations and commitments disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2007. (“Form 10-K”).

During the nine months ended September 30, 2008 we entered into new operating leases. Our new operating lease amounts include future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year. The anticipated minimum commitments under these new leases is $6.4 million, including $0.1 million in the current year, $1.4 million in the one-to-three year time period, $1.8 million in the three-to-five year time period and $3.2 million thereafter.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, we became party to a credit agreement with Bank of America that provides for a secured revolving line of credit for up to $25.0 million. The credit agreement terms were subsequently amended on July 2, 2007. The line of credit will terminate by its terms on February 8, 2011. From the date of the credit agreement through September 30, 2008, no amounts have been drawn down on the line of credit. There are no plans to drawn down the line of credit in the near term. The terms of the line of credit are further described in Item 7 of our Form 10-K for fiscal 2007, filed with the SEC on February 29, 2008.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to market risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At September 30, 2008, all investments were in funds that invest in US Treasury Obligations and immediately available cash balances and, accordingly, our exposure to market risk relates to changes in interest rates. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the nine months ended September 30, 2008 would have decreased by approximately $0.4 million. This estimate assumes that the decrease occurred on the first day of 2008 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. In addition, as of September 30, 2008, the following litigation matters were pending against Cbeyond:

On May 6, 2008, a purported class action lawsuit was filed against the Company and its chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The action was brought by Steven Weisberg, individually and on behalf of a proposed class of purchasers of the Company’s common stock between November 1, 2007 and February 21, 2008. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, based upon allegations that the Company underreported its customer churn rate. Plaintiff seeks to recover an unspecified amount for damages on behalf of himself and all other individual and institutional investors who purchased or otherwise acquired the Company’s securities between November 1, 2007 and February 21, 2008, excluding the defendants and their affiliates. On October 24, 2008, the plaintiffs filed an amended complaint which—in accordance with court rulings—changed the purported class representatives to two institutional investors, Genesee County Employees’ Retirement System and the Essex Regional Retirement Board. The Amended Complaint also added J. Robert Fugate, the Company’s chief financial officer and an executive vice president, as an individual defendant. The Amended Complaint does not materially alter the allegations of the original complaint. The Company believes that the allegations in the original complaint and the complaint as amended are without merit and intends to vigorously defend its interests in this matter and any related matters. It is possible that additional, related suits may be filed in the future, but we are not currently aware of any other such suits. At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims, aside from the nominal costs of responding to the complaint.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain current officers and directors of the Company in the Superior Court of Fulton County of the State of Georgia by Meghal Antani and John C. Scheldt, derivatively on behalf of nominal defendant Cbeyond, Inc. The complaints allege breaches of fiduciary duties, abuse of control, gross mismanagement, and unjust enrichment occurring between August 8, 2007 and December 11, 2007. The complaints seek to recover unspecified damages, and the Company believes that they will be consolidated into a single complaint. It is possible that additional, related suits may be filed in the future, but the Company is not currently aware of any other such suits. At this time, it is not possible to predict the ultimate outcome of these matters. Accordingly, the Company has not recorded any expense or liability for potential amounts associated with these claims.

Item 1A.	RISK FACTORS

Except for the risk factors set forth below, there have been no material changes to the risk factors disclosed in Item 1A of Part 1 in our Form 10-K for the year ended December 31, 2007 (“Form 10-K”). The risk factors set forth below were disclosed in our Form 10-K, but have been updated to provide additional information.

Our customer churn rate may increase.

Customer churn occurs when a customer discontinues their service with us, whether due to going out of business or switching to a competitor. Changes in the economy, as well as increased competition from other providers, can both impact our customer churn rate. We cannot predict general economic conditions. Nor can we predict future pricing by our competitors, but we anticipate that aggressive price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We historically maintained monthly churn rates of approximately 1.0%. Beginning with the third quarter of 2007, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorating economic conditions. We experienced average monthly churn rates of 1.1% in the third quarter of 2007, 1.4% in the fourth quarter of 2007, and 1.3% in the first, second, and third quarters of 2008. We cannot predict the future duration or magnitude of the currently deteriorated economic conditions. We expect our churn rate to continue to be elevated above our historical average monthly rate of 1.0% as long as the current economic environment persists. Higher customer churn rates could adversely impact our revenue growth. A sustained and significant growth in the churn rate could have a material adverse effect on our business.

Business disruptions, including disruptions caused by security breaches, extreme weather, terrorism or other disasters, could harm our future operating results.

The day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage our systems. Such events could disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, or major natural disasters, extreme weather, earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event, and our markets, which are metropolitan markets, or Tier 1 markets, may be more likely to be the targets of terrorist activity.

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

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these conditions or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to react to changing economic and business conditions.

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

Date: October 31, 2008

Exhibit Index

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