Form 10-K
period 2008-12-31
CBEYOND, INC.
filed 2009-03-06
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the common stock held by non-affiliates of the registrant was $406,211,835 based on a closing price of $16.02 on the Nasdaq Global Market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 4, 2009
Common Stock, $0.01 par value	28,436,735

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on June 12, 2009. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CBEYOND, INC.

For the Fiscal Year Ended December 31, 2008

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we”, “our”, “us”, the “Company” or “Cbeyond”.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “expectations,” “guidance,” “believes,” “expect,” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “projects,” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the effects of natural disasters or extreme weather; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect Cbeyond; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; external events outside of our control, including extreme weather, natural disasters or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the SEC, including this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

OVERVIEW

We provide managed Internet protocol-based, or IP-based, communications services to our target market of small businesses in select large metropolitan areas across the United States. Our services include local and long distance voice services, broadband Internet access, mobile voice and data, email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network and other communications and IT services. In January 2006, we began offering mobile voice and data services in conjunction with our landline-based services via our mobile virtual network operator, or MVNO, relationship with a nationwide wireless network provider. Our voice services (other than our mobile voice and data services) are delivered using Voice over IP, or VoIP, technology and all of such services are delivered over our secure all-IP network, rather than over the best-efforts public Internet. Our network allows us to manage quality of service and achieve network and call reliability comparable to that of traditional phone networks.

We believe our all-IP network platform enables us to deliver an integrated bundle of communications services that may otherwise be unaffordable or impractical for our customers to obtain. We manage all aspects of our service offerings for our customers, including installation, provisioning, monitoring, proactive fault management and billing. We first launched our service in Atlanta in April 2001 and now also operate in Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis and, beginning in the first quarter of 2009, the Greater Washington D.C. Area.

We reported approximately $349.7 million in revenue in 2008, as compared to $280.0 million in 2007 and $213.9 million in 2006. We reported $60.6 million, $52.1 million and $39.5 million of adjusted EBITDA, a non-GAAP measure—see “Non-GAAP Financial Measures”— and net income of $3.7 million, $21.5 million, and $7.8 million on a consolidated basis, in 2008, 2007 and 2006, respectively. As of December 31, 2008, 2007 and 2006, we were providing communications services to 42,463, 35,041 and 27,343 customer locations, respectively.

Our IP/VoIP network architecture. We deliver our services (other than our mobile voice and data services) over a single all-IP network using T-1 connections. This allows us to provide a wide array of voice and data services, attractive service features (such as online additions and changes), quality of service and network and call reliability comparable to that of traditional telephone networks. Unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services, we employ a single integrated network, which uses technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. We transmit our customers’ voice and data traffic over our secure private network and do not use the public Internet, which is employed by other VoIP companies such as Vonage and Skype Technologies. Compared to traditional service providers using legacy technologies, our network design exploits the convergence of voice and data services and we believe requires significantly lower capital expenditures and operating costs. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner. Beginning in the first quarter of 2006, leveraging the flexibility of our IP network and back-office systems, we integrated mobile services with our wireline services. We currently have an arrangement with an established national mobile carrier, which provides our nationwide, privately-branded mobile service offering.

Our target market and value proposition. Our target market is businesses with 5 to 249 employees in large metropolitan cities, using four to forty-eight lines. According to 2009 Dun & Bradstreet data, there are approximately 1.5 million businesses with 5 to 249 employees in the 25 largest markets in the United States. As of December 31, 2008, we served eleven of these markets and generally expect to continue opening two to three new markets per year and intend to establish operations in the top 25 markets in the U.S.

We provide each of our integrated packages of managed services at a competitively priced, fixed monthly fee. Certain enhanced services are available as optional add-ons, and we charge per-minute fees for long distance telephone and mobile phone usage in excess of included plan minutes. We believe that we provide a differentiated value proposition to our customers, most of which do not have dedicated in-house resources to fully address their communications requirements and who therefore value the ease of use and comprehensive management that we offer. Our primary competitors, the local telephone companies, do not generally offer packages of similar managed services to our target market. We believe that this value proposition, along with our fixed-length contracts, has been crucial to achieving a relatively stable customer churn rate, which averaged approximately 1.3% and 1.1% for the years ended December 31, 2008 and 2007, respectively.

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

•

Offer comprehensive packages of managed IP and mobile communications services. We seek to be the single-source provider of our customers’ wireline local and long distance voice, data and mobile communications needs. All of our customers subscribe to one of our integrated BeyondVoice packages of applications. Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus additional value-added applications. All of our services (other than our mobile services) are delivered over high-capacity T-1 connections. We do not offer our local and long distance voice services, mobile or broadband Internet access applications on an unbundled basis. We offer our services, including our mobile voice and data services, only under fixed-length, flat-rate contracts. We believe that this approach results in high average revenue per customer location, or ARPU, and a relatively stable customer churn rate. In the first quarter of 2006, we added mobile voice and data services, including wireless email, calendar, contacts and web browsing to our service offerings. We also now offer integrated mobile/wireline applications such as unified messaging and simultaneous ring. These mobile services are, and will only be, offered in conjunction with our core BeyondVoice package, and we do not plan to offer mobile services on a stand-alone basis. Rather, we offer our customers a bundled mobile and wireline offering with one bill and shared minutes across their business.

•

Increase penetration of enhanced services to our customer base. We seek to achieve higher revenue and margin per customer, increase customer productivity and satisfaction and reduce customer churn by providing enhanced services in addition to our local and long distance voice services and broadband Internet access applications. As of December 31, 2008, our average customer used a total of 7.0 applications, whether as part of a package or purchased as an additional service, compared with 6.3 applications as of December 31, 2007 and 5.6 applications as of December 31, 2006.

•

Focus sales and marketing resources on achieving significant market penetration. We have chosen to focus our sales and marketing efforts on achieving deep market penetration and growing market share in a limited set of markets and gradually expanding the number of markets served, rather than taking an approach that emphasized having a sales presence in significantly more markets at an earlier stage in our history. We believe that our targeted approach has resulted in our obtaining market share, and therefore profitability, at a faster rate and with better financial results than would have resulted from an approach that emphasized having a sales presence in significantly more markets at an earlier date. In addition, because we prefer to develop and promote sales management from within, rather than hire from outside, our constantly growing base of successful markets provides a training ground for more management personnel that we can use to open new markets.

•

Replicate our business model in new markets. As of December 31, 2008 and 2007, we operated in eleven and nine markets, respectively and, generally expect to continue opening two to three new markets per year. Each time we expand into a new market, we adhere to the same process for choosing, preparing, launching and operating in those markets. In launching our business in each new market, we use the same disciplined financial and operational reporting system to enable us to closely monitor our costs, market penetration and provisioning of customers and maintain consistent standards across all of our markets.

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

•

Our highly regimented and personalized consultative sales model. We believe we have a distinctive approach to recruiting, training and deploying our direct sales representatives, which ensures a uniform sales culture and an effective means of acquiring new customers. Our direct sales representatives follow a disciplined daily schedule and meet face-to-face with customers each day as part of a transaction-oriented and personalized consultative selling process.

•

Our experienced management team with focus on operating excellence. Our senior management team has substantial industry experience. Our top three executive officers have an average of over 22 years of experience in the communications industry and have worked at a broad range of communications companies, both startups and mature businesses, including local telephone companies, long distance carriers, competitive carriers, web hosting companies, Internet and data providers and mobile communications providers.

•

Our strong balance sheet and liquidity position. As of December 31, 2008, we had a strong balance sheet with $37.0 million in cash and cash equivalents and no debt. We believe that cash flows from operations and cash on hand will be sufficient to fund our capital expenditures and operating expenses, including those related to our current plans to continue opening two to three new markets per year. In addition, we have an open, undrawn $25.0 million revolving line of credit with Bank of America, of which $23.9 million is available due to $1.1 million in letters of credit which are collateralized and outstanding under the revolving line of credit. The revolving line of credit is secured by substantially all of our assets.

We believe our strategies and strengths have contributed to our financial and operating performance, including rapid growth in customers, revenue and adjusted EBITDA.

Our Customers

We are targeting entrepreneurial-class businesses, or those with 5 to 249 employees, in certain of the 25 largest metropolitan markets in the United States because of their high concentration of small businesses. We believe that focusing on these markets will allow us to maximize the resources we can apply by operating in the densest areas of small business in the United States. As of December 31, 2008 we were providing communications services to 42,463 customer locations.

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

The small businesses we target typically lack affordable access to a T-1 broadband connection and typically do not have dedicated in-house resources to manage their communications needs. A majority of our customer base uses 5 to 8 local voice lines, although the larger size customers in our range represent an increasing percentage of the total. Because we focus solely on small businesses, no single customer or group of customers represents a significant percentage of our customer base or revenues. Similarly, no single vertical customer segment represents a significant percentage of our base. Our largest customer sectors are professional services, which include physicians, legal offices, insurance services, consulting firms, accounting firms and real estate services. Each of these individually represents less than 5% of our customer base.

Our Managed Service Offerings

Integrated Service Offerings

We offer integrated managed communications services through our BeyondVoice packages, which are provided over one, two or three dedicated T-1 connections. The BeyondVoice packages are essentially a single basic product offered in three sizes, depending on the customer’s size and need for bandwidth:

	BeyondVoice I	BeyondVoice II	BeyondVoice III
Customer profile	Businesses with 4 to 15 lines (typically 4 to 30 employees)	Businesses with 16 to 24 lines (typically 31 to 100 employees)	Businesses with 36 to 48 lines (typically 101 to 249 employees)

Broadband connection	One dedicated T-1 connection	Two dedicated T-1 connections	Three dedicated T-1 connections

Number of voice lines	6	16	36
	6 landlines (or) 5 landlines + 1 mobile line (or) 4 landlines + 2 mobile lines	16 landlines (or) 4 landlines and up to 12 mobile lines

Included local minutes per month	Unlimited	Unlimited	Unlimited

Included domestic long distance and mobile minutes per month	1,500	3,000	9,000

Internet access	Up to 1.5 Mbps	Up to 3.0 Mbps	Up to 4.5 Mbps

Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus a full line of managed services our customers can choose from to customize their package. Beginning in the first quarter of 2006 we began incorporating mobile services into our BeyondVoice I package offering and in the fourth quarter of 2008 we incorporated mobile services into our BeyondVoice II package offering. The local and long distance voice services in our BeyondVoice packages include enhanced 911 services, which are comparable to the 911 services offered over traditional telephone networks, and business class features, which include call forwarding, call hunting, call transfer, call waiting, caller ID and three-way calling.

Enhanced Services

In addition to the applications offered in our BeyondVoice packages, we currently offer other services, which include voicemail, email, unified messaging, web hosting, virtual private network, BeyondMobile, BeyondOffice, secure backup and file sharing, fax-to-email, hosted Microsoft Exchange, secure desktop and other applications and features. In the future, we plan to offer other applications, such as mobile workforce management, virtual receptionist and other software as service applications. Our enhanced services are sold on an a la carte basis to subscribers of our BeyondVoice bundled packages.

Sales and Marketing

Overview

Our sales force targets small businesses that have 5 to 249 employees. We believe that the traditional local telephone companies have not concentrated their sales and marketing efforts on this business segment. Our direct sales representatives meet face-to-face with customers each day as part of a transaction-oriented and personalized consultative selling process. We adhere to the same sales and operating procedures in every market we enter. We track the performance of our sales team by maintaining detailed activity measurements in each of our markets.

We offer our customers a comprehensive communications solution that is simplified into three BeyondVoice packages sold at fixed, predetermined prices. We permit our sales people to sell only our offered packages and do not allow them to make discounted sales or alter the BeyondVoice packages (other than to add enhanced services or in connection with company-wide promotions). We believe that value is the primary motivating factor for our customers. We believe that our commitment to offering integrated packages of services helps to simplify the entry of orders into our automated provisioning and installation process. Through our strategy of offering bundled services, we seek to become the single-source provider of our customers’ wireline and mobile communications services. We believe these factors contribute to our relatively stable customer churn rates.

Sales Channels

Direct Sales. The cornerstone of our sales efforts is our direct sales force. At full staffing, we generally target 50 to 60 sales representatives per market. Our direct sales force accounted for approximately 80.1% of our sales for the year ended December 31, 2008.

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

Indirect Sales. We supplement our direct sales force with our channel partners, who leverage their pre-existing business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other IT and telecommunications consultants to small businesses. As compensation for their services, our channel partners receive ongoing residual payments on their sales. Our channel partners contributed approximately 19.9% of our sales for the year ended December 31, 2008.

Referral Program

We believe we are building a culture of referrals that benefits both our direct and indirect selling efforts. We obtain new customers from our referral program through our current base of customers and through our referral partners. Our customers and referral partners are eligible to receive a one-time referral credit for each new customer they refer.

Marketing and Advertising

We focus our marketing resources on our direct and indirect sales efforts and programs that support those efforts. We market ourselves as “the last communications company a small business will ever need.” We have launched a focused marketing campaign of targeted print and online media. Our marketing local print media, industry specific print media and online advertising expenses for the year ended December 31, 2008 were $3.0 million.

Operations

Once a customer is signed, we believe we provide a highly differentiated customer experience in each aspect of the service relationship. Our highly-automated and optimized business processes are designed to provide rapid and reliable installation, accurate billing and responsive, 24x7 care and support using both web-enabled and human resources.

We continue to put emphasis on customer service as a key differentiator to drive customer satisfaction and customer referrals for new business. We focus on defining the overall customer experience across all customer touch points and the implementation of a cohesive program to ensure customer satisfaction and higher customer retention rates. This customer experience focus has also contributed to continued improvements in our automated care and support capabilities used to service our customers and increase our operational efficiency.

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

Billing

We bill all of our customers electronically. Our customers receive their billing information via email. Full billing detail and analytical capabilities are available to our customers on the web through Cbeyond Online, our online account manager. We do not send any paper bills. In addition, over 41.9% of our customers pay us online, either via credit card, electronic funds transfer, or automatic account debit. Because we employ flat-rate billing in advance, customers are able to budget their costs, billing is simplified and errors are kept to a minimum. Because billing-related calls are often the largest percentage of calls to customer care among communications service providers, our approach to billing greatly reduces the amount of resources needed in our customer care organization.

Customer Care and Cbeyond Online

We offer our customers 24x7 support through live access to dedicated care representatives and through online resources. Although customers can choose to speak with one of our Cbeyond representatives on a real-time basis, Cbeyond Online has become our primary channel for customer care.

We offer a broad range of capabilities through Cbeyond Online, including functions allowing customers to:

•	review requested services and accept installation orders (for new customers);

•	view, pay and analyze bills;

•	view and modify services and account features;

•	view and modify account information;

•	research products and troubleshoot issues using the section of our website devoted to frequently asked questions, which we call our Find-It-Fast knowledge base; and

•	submit requests for and track account changes.

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

Our All-IP Network Architecture

We deliver our services (other than our mobile services) over our single all-IP network using T-1 connections to connect customers to our network. This allows us to provide a wide array of voice and data services, attractive service features (such as real-time online adds and changes) and network reliability and call quality comparable to that of traditional telephone networks. Unlike traditional voice-centric circuit-switched communications networks, we employ a single integrated network using technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. We transmit our customers’ voice traffic over our secure private network and do not rely on the best efforts public Internet. Our network design exploits the convergence of voice and data services and requires significantly lower capital expenditures and operating costs compared to traditional service providers using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus minimizing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

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

Initially, all of our customers connected to our BeyondVoice service via their existing analog premise equipment. For those customers using their existing analog premise equipment, we install and manage an integrated access device on the customer’s premise that converts VoIP traffic to analog time-division multiplexing, or TDM, and interconnects with the customer’s phone system via digital or analog connections. By interconnecting with the customer’s existing TDM-based phone system, we significantly minimize the investment required to switch to our VoIP service, simplify the installation of our service and greatly reduce the sales lead-time.

While the majority of our new customers still connect to our service via their existing analog premise equipment, over the past several years we have observed a steady increase in the deployment of IP-based phone systems in the small business market. According to several industry analysts, the sales of IP-based phone systems have surpassed that of the traditional TDM phone systems. Many of these IP-based phone systems, or IP-PBXs, use a standards-based and highly flexible protocol called session initiation protocol, or SIP. We believe we are one of the market leaders in the standard setting process. SIP provides significant cost savings and increased functionality. One of the key benefits for many small businesses is that they now have access to direct inward dial, or DID, capability. DIDs allow each user to have their own direct phone number and not just an extension. The availability of DIDs allows the end user to take advantage of many productivity enhancing applications such as unified messaging, auto attendant, integrated voicemail, selective call routing and much more.

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

The main advantage of our IP network architecture is its low cost structure relative to traditional circuit-switched networks. Our more efficient single-network approach enables us, relative to the historical experiences of legacy competitive carriers, to:

•	buy fewer network components (and at lower cost);

•	lease fewer telecommunications circuits;

•	employ fewer staff;

•	rent less collocation space;

•	incur lower maintenance costs; and

•	integrate fewer support systems.

Legacy competitive carriers often manage numerous overlapping and interconnected network technologies to provide the package of services that we provide on our single all-IP network. Legacy network architectures can include: a circuit-switched local or long distance voice network, digital subscriber line, IP and frame relay data transmission networks, and asynchronous transfer mode and synchronous optical network intra-city transport networks. These different legacy networks generally require the expense and complexity of dedicated circuits and network transmission and monitoring equipment. We believe that we benefit from the efficiency of being able to provide all our services over a single network.

One of the benefits of our IP network is the ability to integrate voice and data packets seamlessly. Bandwidth for voice is dynamically allocated, which allows the customer to enjoy full access to the 1.5 Mbps of bandwidth a T-1 connection affords when no voice traffic is present on the access circuit. When a customer activates a voice line, the allocated bandwidth automatically adjusts to allow the caller the amount of the T-1 connection needed to process the call. This feature allows us to provide increased speed and performance to our customers in their Internet usage while assuring high quality voice service. Because legacy TMD service providers must dedicate fixed portions of their customer circuits to voice and data, they are unable to employ dynamic bandwidth allocation.

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

The largest single monthly expense associated with our network is the cost of leasing T-1 circuits to connect to our customers. We lease T-1 circuits primarily from the local telephone companies on a wholesale basis using unbundled network element, or UNE, loops or enhanced extended links, or EELs. An EEL consists of a T-1 loop combined with the interoffice transport facility. This design allows us to obtain the functionality of a T-1 loop without the need for collocation in the local telephone company’s serving office. We are able to take advantage of T-1 UNE loop and UNE EELs and the associated cost-based pricing of each because we meet certain qualifying criteria established by the Federal Communications Commission, or the FCC, for use of these services and because we have built the processes and systems to take advantage of these wholesale circuits, in contrast to many competitive carriers, which lease T-1 circuits under special access, or retail, pricing. As a result of regulatory changes adopted via the FCC’s Triennial Review Remand Order, or TRRO, we are required to lease T-1 circuits under special access pricing when serving customers in certain geographical areas within the cities we serve. See “Government Regulation.”

We employ these wholesale T-1 circuits as follows:

•

UNE loops. A UNE loop is the facility that extends from the customer’s premises to our equipment collocated in the local exchange company end-office that serves that customer location. We employ UNE loops when we have a collocation in the central office that serves a customer. We use high-capacity T-1 unbundled loops to serve our customers.

•

EELs. An EEL is a combination of an unbundled T-1 loop and an associated T-1 transport element that are joined together by the local telephone company at the end-office serving the customer location. This allows us to obtain access to customer premises without having a collocation at the serving central office. The current FCC rules require local telephone companies to provide T-1 EELs to carriers subject to certain local use criteria, which we meet. Once we achieve sufficient density from a remote office, we deploy a dedicated DS-3 transport and regroom the T-1 transport elements onto the DS-3 transport circuit and remove the T-1 transport elements.

Historically, approximately half of our circuits were provisioned using UNE loops and half using EELs. Our monthly expenses are significantly less when using UNE loops rather than EELs, but UNE loops require us to incur the capital expenditures of central office collocation equipment. Both UNE loops and EELs are substantially less expensive for us than special access circuits. We lease DS-3 circuits from local telephone companies or competitive carriers to carry traffic from the end-office collocation to our equipment in a tandem wire center collocation. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch a market with several collocations and add collocations as the business grows. For example, in Atlanta, our most mature market, we had 15 collocations at the time of our initial public offering in November 2005 and 25 collocations as of December 31, 2008.

Our VoIP technology allows us to concentrate approximately five times as many T-1 circuits onto our DS-3 transport circuits as compared to legacy TDM providers. Specifically, we can dynamically allocate available transport bandwidth and can converge and mix voice and data traffic on the network, which offers us significant cost savings.

Our software-based VoIP architecture also provides the flexibility to add services and change features quickly, in contrast to legacy providers whose systems have historically required them to make time consuming physical moves, adds and changes. We believe that our all-IP, private network is optimized to deliver services in an efficient, flexible and cost-effective manner.

Relationship with Cisco Systems, Inc.

Cbeyond has had a close relationship with Cisco Systems, Inc. and its financing subsidiary, Cisco Systems Capital (collectively, Cisco). Cisco has been and continues to be one of the Company’s major equipment suppliers. In addition, one of its executives is on the Company’s Board of Directors and Audit Committee.

Cisco supplies the majority of our VoIP network technology. When we began our business in 2000, we evaluated a number of softswitch technologies and VoIP platforms. As a result, we determined that Cisco Systems’ softswitch technology represented the most advanced softswitch technology for our needs, incorporating business-class features that business users require with a higher degree of reliability and sophistication than other competing technologies. In addition, we chose a single-vendor solution in an effort to mitigate the risk of integrating equipment from multiple vendors in a relatively new technology. We believe that the risk of integrating competing products has greatly diminished, and we will deploy those products with the best combination of price and performance going forward, whether from Cisco Systems or competing manufacturers.

Competition

As a managed services provider in the communications industry, we broadly compete with companies that could provide both voice and enhanced services to small businesses in our markets.

As a provider of voice services, our primary competitors are the incumbent local exchange carriers, or ILECs: Qwest in Denver and Minneapolis; and AT&T in Atlanta, Dallas, Detroit, Houston, Chicago, Los Angeles, San Diego, Miami and the San Francisco Bay Area. In addition to the local telephone companies, we compete with other competitive carriers in each of our markets. These competitive carriers include XO Communications, LLC, NuVox Communications, PAETEC, Integra Telecom, Inc., TelePacific Communications, One Communications Corp. and ITC^Deltacom, Inc., among many others. Certain of these competitive carriers have adopted VoIP technology similar to that employed by us, and in the future we expect others to do so. Based on information provided by our customers at the time of activation, approximately 68.5% of our customers used an ILEC for local telephone service prior to signing with us, and the remainder used competitive local exchange carriers, or CLECs. Many of our customers, prior to joining with us, used multiple vendors for local and long distance voice services and broadband Internet access and have enjoyed the convenience of a sole-sourced service since signing with us.

In addition, there are other providers using VoIP technology, such as Vonage Holdings Corp., Skype Technologies SA, a subsidiary of eBay, Inc., deltathree, Inc. and 8x8, Inc., which offer service using the public Internet to access their customers. We do not currently view these companies as our direct competitors because they primarily serve the consumer market and businesses with fewer than four lines. Certain cable television companies, such as Cox Communications, Inc., Comcast Cable Communications, Inc., TimeWarner Cable, Inc. and Cablevision Systems Corp., have deployed VoIP to address both consumers and business customers, primarily to compete better against local telephone companies. We expect that, in the future, other companies may be formed to take advantage of our VoIP-based business model. Existing companies may also expand their focus in the future to target small business customers. In addition, certain utility companies have begun experimenting with delivering voice and high speed data services over power lines.

In connection with our BeyondMobile offering, we compete with national wireless phone companies, such as AT&T, Sprint Nextel Corporation, T-Mobile USA, Inc. and Verizon Wireless, as well as regional wireless providers.

Government Regulation

As a company that sells telecommunications services as part of a bundle of managed software, our business is, in part, subject to the statutory framework established by United States Congress, or Congress, in the federal Telecommunications Act of 1996, or the Telecom Act, various state statues and varying degrees of federal, state and local regulation. In contrast to certain other IP-based carriers, we have elected to operate as a common carrier, and accordingly, our business does not rely on the regulatory classification of, or regulatory treatment for, IP-based carriers in particular. As a common carrier, we are subject to the jurisdiction of both federal and state regulatory agencies which have the authority to review our prices, terms and conditions of service. These regulatory agencies exercise minimal control over our prices and services, but do impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements. Further, under limited circumstances, we are also subject to requirements placed on “interconnected VoIP providers” in addition to the requirements we are subject to as a common carrier.

We operate as a facilities-based carrier and have received all necessary state and federal authorizations to do so. Unlike resale carriers, we do not rely upon access to ILECs’, such as AT&T or Verizon, switching facilities or capabilities. As a facilities-based carrier, we have undertaken a variety of regulatory obligations, including (for example) providing access to emergency 911 systems, permitting law enforcement officials access to our network upon proper authorization, contributing to the cost of the FCC’s (and, where applicable, the state) universal service programs and making our services accessible to persons with disabilities.

By operating as a common carrier, we also benefit from certain legal rights established by federal legislation, especially the Telecom Act which gives us and other common carrier competitive entrants the right to interconnect to the networks of the ILECs and to access elements of their networks on an unbundled basis. These rights are not available to providers who do not operate as common carriers. We have used these rights to gain interconnection with the ILEC in each greater metropolitan area where we provide service and to purchase selected UNEs, at prices based on incremental cost, especially T-1 UNE loops that provide us with dependable, high-quality digital access to our customers’ premises which we use to provide them with a bundle of management software services.

Congress, the FCC and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. Several bills have been introduced regarding telecommunications issues such as the FCC’s power to forbear from enforcing its regulations, but none would have any impact on our right to purchase UNEs. While negative federal legislation is always a possibility, we believe it unlikely that any such negative legislation will be passed by Congress in 2009. The FCC’s current rules, as established in the August 2003 “Triennial Review Order” and subsequent orders discussed below, establish the general framework of regulation that allows us to purchase the UNEs that we buy. In addition, some of the changes under consideration by Congress, the FCC and state regulators may affect our competitors differently than they affect us. For example, the FCC’s elimination of the UNE-P rules several years ago affected resale carriers that seek to compete against us, but elimination of those rules did not affect us because we never relied on UNE-P as a part of our business model. Changes in the universal service fund may affect the fees we are required to pay to this program, but since we and our competitors generally pass these fees through to customers, we expect any changes to have minimal competitive effect. Similarly, we do not expect changes in inter-carrier compensation rules to have a material effect on us because we derive the vast majority of our revenues directly from our customers, rather than from other carriers. Reciprocal compensation for termination of local calls is not a significant source of revenue, and we derive relatively little revenue from access charges for origination and termination of long distance calls over our network.

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

Regulatory Framework

Our business relies heavily on the use of T-1 UNE loops and EELs that include T-1 loop components, for access to customer premises. Our existing strategy is based on FCC rules that require ILECs to provide us these UNEs at wholesale prices based on incremental costs. As a result of a court decision, the FCC issued rules (which became effective on March 11, 2005) limiting the obligation of ILECs to provide UNEs in certain circumstances. The new rules require, among other things, ILECs to continue providing T-1 UNE loops in most situations, but not in high-density central offices. This exception affects the price we pay to obtain access to T-1 loops in some of the central business districts we serve, as discussed in more detail below. On June 16, 2006, the DC Court of Appeals upheld the FCC’s new rules in their entirety. These rules may nevertheless change at any time due to future FCC decisions, and we are unable to predict how such future developments may affect our business.

The Telecom Act

The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory preconditions to allow companies like us to compete for the provision of local communications services. Before the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T, known as a regional Bell operating company, or RBOC, which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services. The RBOC now consist of Verizon, Qwest Communications and AT&T Communications.

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

The Telecom Act provided the opportunity to accelerate the development of competition at the local level by, among other things, requiring the incumbent carriers to cooperate with competitors’ entry into the local exchange market. To that end, ILECs are required to allow interconnection of their networks with competitive networks. ILECs are further required by the Telecom Act to provide access to certain elements of their network to CLECs.

We have developed our business, including being designated as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the incumbent carriers. We believe that the continued viability of the provisions relating to these matters is critical to the success of the competitive regime contemplated by the Telecom Act. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, new FCC rules and challenges to existing and proposed regulations by the incumbent carriers. We anticipate that Congress will consider a range of proposals to modify the Telecom Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the ILECs’ networks. We consider it unlikely, however, that Congress would reverse the fundamental policy of encouraging competition in communications markets.

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

Federal Regulation

The FCC regulates interstate and international communications services, including access to local communications networks for the origination and termination of these services. We provide interstate and international services on a common carrier basis. The FCC requires all common carriers to obtain an authorization to construct and operate communications facilities and to provide or resell communications services between the United States and international points. We have secured authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic and international services.

The FCC imposes extensive economic regulations on ILECs due to their ability to exercise market power. The FCC imposes less regulation on common carriers without market power including, to date, CLECs. Unlike incumbent carriers, our retail services are not currently subject to price cap or rate of return regulation. We are therefore free to set our own prices for end-user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable and non-discriminatory. We have filed tariffs with the FCC containing interstate rates we charge to long distance carriers for access to our network, also called interstate access charges. The rates we can charge for interstate access, unlike our end user services, are limited by FCC rules. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier and other consumer protection matters. The FCC has the authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of these requirements. Our operating costs are increased by the need to assure compliance with these regulatory obligations.

The Telecom Act is intended to increase competition. Specifically, the Telecom Act opens the local services market by requiring ILECs to permit interconnection to their networks and establishing ILEC obligations with respect to interconnection with the networks of other carriers, provision of services for resale, unbundled access to elements of the local network, arrangements for local traffic exchange between both incumbent and competitive carriers, number portability, access to phone numbers, access to rights-of-way, dialing parity and collocation of communications equipment in incumbent central offices. ILEC’s are required to negotiate in good faith with carriers requesting any or all of these arrangements. If the negotiating carriers cannot reach agreement within a prescribed time, either carrier may request binding arbitration of the disputed issues by the state regulatory commission. Where an agreement has not been reached, ILECs remain subject to interconnection obligations established by the FCC and state communications regulatory commissions.

Triennial Review Order, or TRO, and Appeals. As discussed above, we rely on provisions of the Telecom Act that require ILECs to provide competitors access to elements of their local network on an unbundled basis, known as UNEs. The Telecom Act requires that the FCC consider whether competing carriers would be impaired in their ability to offer telecommunications services without access to particular UNEs.

In the TRO of August 2003, the FCC substantially revised its rules interpreting and enforcing the UNE requirements, while maintaining the general regulatory framework under which we purchase our UNEs. The FCC also adopted new eligibility requirements for the use of UNE and EELs. Under these rules, a carrier seeking to purchase an EEL must certify that each circuit so purchased meets specific criteria designed to ensure that the circuit will be used to provide local exchange voice service. We know, and regularly certify, that all of our EEL circuits satisfy these criteria. These aspects of the TRO were not affected by the subsequent court decision reviewing the TRO or by the Triennial Review Remand Order, or TRRO.

In March 2004, a court decision required the FCC to reconsider portions of its TRO, and as a result the FCC further revised the rules in the TRRO which was adopted in late 2004 and had an effective date of March 11, 2005. The TRRO for the most part required that ILECs continue to make access available to competitors for the high capacity loop and transport UNEs we use. However, the new rules placed new conditions and limitations on the ILECs’ obligation to unbundle these elements.

ILECs are required to continue providing T-1 UNE loops at cost-based rates, except in central offices serving 60,000 or more business lines and in which four or more fiber-based competitors have collocated. Because some small percentage of our customers are located in high-density central business districts, some of our existing T-1 loops are affected by this new limitation. An ILEC is also not required to provide more than 10 T-1 UNE loops to any single building, even in an area in which T-1 loops are unbundled.

ILECs are also required to continue providing both T-1 and DS-3 transport circuits, except on routes connecting certain high-density central offices. An ILEC is not required to offer UNE T-1 transport (including transport as a component of a T-1 EEL) between central offices that both serve at least 38,000 business lines or have four or more fiber-based collocators. For DS-3 transport, the exemption from bundling applies if both central offices serve at least 24,000 business access lines or have three or more collocators. Again, because of the nature of the markets we serve, some of the T-1 EELs and DS-3 transport circuits we use are affected by this exemption. The FCC also imposed a cap of 12 on DS-3 transport UNEs and a cap of 10 T-1 transport UNEs that must be made available by an ILEC on certain routes, even where the high-density exception does not apply. Due to inconsistencies between the regulations the FCC promulgated to implement the TRRO and the text of the TRRO itself, with regards to the application of the T-1 transport cap, states have applied that cap inconsistently. On June 16, 2006, the DC Circuit Court of Appeals upheld the FCC’s TRRO in its entirety. Various parties, including us, have petitioned the FCC to reconsider its decision on the transport cap, and these petitions have been lying dormant at the FCC for more than two years; there is some possibility that the FCC will now act on these and other petitions that the FCC of the George W. Bush administration refused to consider, though it is not yet known what the priorities of the new members of the FCC will be.

We expect that access to T-1 loops serving current and new customer locations will continue to be available to us regardless of future changes in the FCC rules, although not necessarily at current prices. All ILECs are required, independent of the UNE rules, to offer us some form of T-1 loop and transport services. It is possible that the FCC may establish rates for some of these services at levels that are comparable to current UNE rates, or that we may be able to negotiate reasonable prices for these services through commercial negotiations with

ILECs. However, we cannot be assured that either of these possibilities will occur. If all other options were unavailable, we would be required to pay special access rates for these services. These rates are substantially higher than the rates we pay for UNEs.

SBC/AT&T and Verizon/MCI merger proceedings. In late 2005, the FCC and Department of Justice, or DOJ, approved the mergers of SBC with AT&T and Verizon with MCI. The FCC, however, placed certain conditions on its approval of the mergers. Significantly, the FCC froze UNE pricing for two years and special access pricing for thirty months at current rates. The FCC, however, further ruled that UNE rates under appeal at the time of the conditions are exempt from this provision if higher rates are ultimately required. The Texas rates are still under appeal. If higher rates are ultimately ordered, the rate freeze would not apply.

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

Total Element Long Run Cost proceeding. In late 2003, the FCC initiated a proceeding to address the methodology used to price UNEs and to determine whether the current methodology—total element long-run incremental cost—should be modified. Specifically, the FCC is evaluating whether adjustments should be made to permit ILECs to recover their actual embedded costs and whether to change the time horizon used to project the forward looking costs. This proceeding is still pending, and we cannot be certain as to either the timing or the result of the agency’s action.

Special Access proceeding. In January 2005, the FCC released a Notice of Proposed Rulemaking to initiate a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation (including AT&T, Qwest, Verizon and some other ILECs). To the extent we are no longer able to obtain certain T-1 loops and DS-3 transport circuits as UNEs, we may choose to obtain equivalent circuits as special access, in which case our costs will be determined by ILECs’ special access pricing. Special access pricing by the major ILECs currently is subject to price cap rules as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and remove special access service in a defined geographic area from price caps regulation (Phase II pricing flexibility) based on showings of competition. The Notice of Proposed Rulemaking tentatively concludes that the FCC should continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but the FCC will undertake an examination of whether the current triggers for pricing flexibility (based on certain levels of collocation by competitors within the defined geographic area) accurately assess competition and have worked as intended. The Notice of Proposed Rulemaking also asks for comment on whether certain aspects of ILEC special access tariff offerings (e.g. basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts), are unreasonable. We cannot predict the impact, if any, that this proceeding will have on our cost structure.

Intercarrier compensation. In 2001, the FCC initiated a proceeding to address rules that require one carrier to make payment to another carrier for the exchange of traffic (intercarrier compensation). In its notice of proposed rulemaking, the FCC sought comment on some possible advantages of moving from the current rules to a bill-and-keep structure for all traffic types in which carriers would recover costs from their own customers, not from other carriers. In February 2005, the FCC requested further comments on these issues and on several specific proposed plans for restructuring intercarrier compensation. More recently, AT&T, numerous rural carriers and others offered a new proposal for reforming intercarrier compensation, and it appeared likely that the FCC was going to issue new rules in late 2008. However, the new rules were not implemented, and it is not known whether the new FCC commissioners will implement new rules governing intercarrier compensation. We currently have little to no revenue exposure to the exchange of local traffic since our traffic is balanced and in most cases subject to bill-and-keep arrangements with other local carriers. We do, however, collect revenue for access charges for the origination and termination of other carriers’ long distance traffic. If the FCC were to move to a mandatory bill-and-keep arrangement for this traffic or to a single cost based rate structure at significantly lower rates than we currently charge, our revenues would be reduced. We believe, however, that we have much less reliance on this type of revenue than many other competitive providers because the vast majority of our revenue derives from our end user customers. We also consider it likely that, if the FCC does adopt a bill-and-keep regime, it will provide some opportunity for carriers to adjust other rates to offset lost access revenues. Nevertheless, we cannot predict either the timing or the result of this FCC rulemaking.

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

As part of the regulatory framework for VoIP proceeding, the FCC adopted new rules ordering all “interconnected VoIP providers” within 120 days to enable all of their customers to reach designated emergency services by dialing 911. Interconnected VoIP providers were also required to deliver notices to their customers advising them of limitations in their 911 emergency services and to make certain compliance filings with the FCC. As a regulated common carrier, however, we provide “traditional” 911 service over our dedicated network. Because the FCC’s definition of the term “interconnected VoIP provider” is not entirely clear, the rules could be interpreted to apply to our services. As such, we took steps to meet the notification and acknowledgement requirements to comply with the FCC’s order based on our interpretation of the order. We cannot guarantee that the FCC will agree with our interpretation of its order, should it ever be addressed.

Forbearance proceedings. Despite the recent denials of local exchange carrier, or LEC, forbearance petitions (and subject to significant merger-related limitations operating to constrain AT&T forbearance activity until mid-2011), we believe there remains a possibility that the RBOCs and other ILECs may file additional forbearance petitions in the future seeking elimination of unbundling requirements in other metropolitan statistical areas, or MSAs. We are not aware of wire centers in any MSA in which we currently offer or plan to offer service that would meet the apparent standard for UNE elimination applied in previous forbearance proceedings. Depending on the future levels of facilities-based deployment in the markets at issue, however, such forbearance petitions could eventually raise the prices that we pay for T-1 loops, EELs, and other UNE facilities currently made available under §251 of the Telecom Act. Further, additional grants of forbearance in markets where we do not currently have facilities could cause us to adjust or modify plans for expansion into those markets.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in California, Colorado, Georgia, Illinois, Texas, Michigan, Florida, Minnesota, Virginia, Maryland and the District of Columbia, as well as in other states where we are not yet operational. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

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

In addition, the states have authority under the Telecom Act to approve or (in limited circumstances) reject agreements for the interconnection of telecommunications carriers’ facilities with those of the ILEC, to arbitrate disputes arising in negotiations for interconnection and to interpret and enforce interconnection agreements. In exercising this authority, the states determine the rates, terms and conditions under which we can obtain access to the loop and transport UNEs that are required to be available under the FCC rules. The states may re-examine these rates, terms and conditions from time to time.

State governments and their regulatory authorities may also assert jurisdiction over the provision of intrastate IP communications services where they believe that their authority is broad enough to cover regulation of IP-based services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of IP telephony services. We operate as a regulated carrier subject to state regulation, rules and fees and, therefore, do not expect to be affected by these proceedings. The FCC proceeding on VoIP discussed above is expected to address, among other issues, the appropriate role of state governments in the regulation of these services.

Local Regulation

In certain locations, we are required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities in the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and non-discriminatory basis, to recover the costs associated with government’s management of the public rights-of-way. As noted above, these activities must be consistent with the Telecom Act and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction. In certain circumstances, we may be subject to local fees associated with construction and operation of telecommunications facilities in the public rights-of-way. To the extent these fees are required, we comply with requirements to collect and remit the fees.

History

We incorporated in March 2000 as Egility Communications, Inc. and changed our name in April 2000 to Cbeyond Communications, Inc. In November 2002, we recapitalized by merging the limited liability company that served as our holding company into Cbeyond Communications, Inc., the surviving entity in the merger. On July 13, 2006, we changed our name from Cbeyond Communications, Inc. to Cbeyond, Inc. Cbeyond, Inc. now serves as a holding company for our subsidiary and directly owns all of the equity interests of our operating company, Cbeyond Communications, LLC.

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

Employees

At December 31, 2008 and 2007, we had 1,493 and 1,187 employees, respectively. None of our employees are represented by labor unions. We believe employee relations are generally good.

Where You Can Find More Information

Our website address is www.cbeyond.net. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, ir.cbeyond.net/index.cfm, under the heading “SEC Filings” or on the Securities and Exchange Commission’s, or the SEC’s, Internet website at www.sec.gov. We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC. You can also find our Code of Ethics on our website under the heading “Corporate Governance” or by requesting a copy from us.

Item 1A.	Risk Factors

Risk Related to our Business

Our growth and financial health are subject to a number of economic risks.

As widely reported, the financial markets in the United States have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these conditions or other factors at a time when we would like, or need, to do so. This could have an impact on our ability to react to changing economic and business conditions. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.

Although we attempt to monitor the financial health of significant vendors, these economic conditions may also adversely affect the ability of third-party vendors important to our operations to continue as going concerns. If such vendors were to fail, we may not be able to replace them without disruptions to or deterioration of our service and we may also incur higher costs associated with the new vendors. Transitioning to new vendors may also result in the loss of the value of assets associated with our integration of third-party services into our network or service offering.

The current tightening of credit in financial markets also potentially adversely affects the ability of our customers to obtain financing for significant purchases and operations, and could result in a decrease in sales to new customers or existing customers canceling services as well as impact the ability of our customers to make payments. The depth and duration of the current economic downturn may also act to reduce the size and viability of our addressable markets, particularly in geographic areas where the economic impacts are most severe. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

The success of our expansion plans depends on a number of factors that are beyond our control.

We have grown our business by entering new geographical markets, and we plan to continue opening two to three new markets per year. Although we expanded into two markets in 2008, there is no guarantee we will be able to maintain our past growth. Our success in expanding into new markets depends upon several factors including:

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

•

state and regulatory conditions, including the maintenance of state regulation that protects us from unfair business practices by local telephone companies or others with greater market power who have relationships with us as both competitors and suppliers.

We may not be able to continue to grow our customer base.

We experienced an annual growth rate in customer locations of 21.2% during 2008, which was a decline compared to the growth rate in the prior year. We may not experience this same growth rate in the future, or we may not grow at all, in our current markets. Future growth in our existing markets may be more difficult than our growth has been to date due to increased or more effective competition in the future, difficulties in scaling our business systems and processes or difficulty in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers.

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

A substantial majority of our target customers are existing small businesses that are already purchasing communications services from one or more of these providers. The success of our operations is dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage in our current markets and limit our ability to expand into new markets. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans such that the rates that they charge are not always substantially higher, and in some cases are lower, than the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Any of the foregoing factors could require us to reduce our prices to remain competitive or cause us to lose customers, resulting in a decrease in ARPU.

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

In 2005, Verizon announced its merger with MCI, and SBC announced its merger with AT&T, with the combined company being renamed AT&T. In late 2006, AT&T and BellSouth completed the merger of their two companies. The increased size and market power of these companies may have adverse consequences for us, and other large mergers may create larger and more efficient competitors. These competitors could focus their large resources on regaining share in the small business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes would have a harmful effect on our future financial results.

We are susceptible to business and political risks from our use of international third-party resources that could result in delays in the development or maintenance of operational support systems and business processes.

A portion of our IT system and process development is performed by third-parties with offshore resources. There are inherent risks in engaging offshore resources including difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, changes in political or economic conditions and potentially adverse tax consequences. To the extent that we do not manage our international third-party vendors successfully, our business could be adversely affected.

Our operational support systems and business processes may not be adequate to effectively manage our growth.

Our continued success depends on the scalability of our systems and processes. As of December 31, 2008, none of our individual market operations have supported levels of customers substantially in excess of 9,500, and our centralized systems and processes have not supported more than approximately 44,000 customer locations. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. In addition, our growing managed services profile, including our new mobile services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such new services into our existing operations. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.

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

We are regulated by the FCC, state public service commissions and local regulating governmental bodies. Changes in regulation could result in price increases on the circuits that we lease from the local telephone companies or losing our right to lease these circuits from them.

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

The T-1 connections we provide to our customers are leased primarily from our competitors, the local telephone companies. The rules of the FCC, adopted under the Telecom Act, generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible, though we believe unlikely, that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates.

Our rights of access to the facilities of local telephone companies may also change as a result of future regulatory decisions, including forbearance petitions, as well as court decisions. Although AT&T is prevented by merger conditions placed on it by the FCC from filing forbearance petitions related to UNE availability until at least mid-2010, Qwest and Verizon are under no such restrictions and have, in fact, filed forbearance petitions in the past, some of which have been granted and others which have been rejected. To date, no forbearance petitions have been granted that have had any impact on our operations and none are pending. This could change, however, and there is the possibility that future forbearance grants could limit our various rights under the Telecom Act.

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

Our customer churn rate may increase.

Customer churn occurs when a customer discontinues service with us, whether due to going out of business or switching to a competitor. Changes in the economy, increased competition from other providers, or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that aggressive price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We historically maintained monthly churn rates of approximately 1.0%. Beginning with the third quarter of 2007, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorating economic conditions. We experienced an average monthly churn rate of 1.3% in 2008 compared to 1.1% in 2007. We cannot predict the duration or magnitude of the currently deteriorated economic conditions. We expect our average monthly churn rate to continue to be greater than 1.0%

for at least as long as the current economic environment persists. Higher customer churn rates could adversely impact our revenue growth. A sustained and significant growth in the churn rate could have a material adverse effect on our business.

We obtain the majority of our network equipment and software from Cisco Systems. Our success depends upon the quality, availability and price of Cisco Systems’ network equipment and software.

We obtain the majority of our network equipment and software from Cisco Systems. In addition, we rely on Cisco Systems for technical support and assistance. Although we believe that we maintain a good relationship with Cisco Systems and our other suppliers, if Cisco Systems or any of our other suppliers were to terminate our relationship or were to cease making the equipment and software we use, our ability to maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired. In addition, our success depends on our obtaining network equipment and software at affordable prices. Significant increases in the price of these products would harm our financial results and may increase our capital requirements.

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

We have created software systems, purchased software from third-party vendors and purchased hardware from third-party vendors. Our contracts with these vendors provide indemnification to Cbeyond should any entity allege that Cbeyond is violating its intellectual property. Should an entity bring suit or otherwise pursue intellectual property claims against us based on its own technology or the technology of third-party vendors, the result of those claims could be to raise our costs or deny us access to technology currently necessary to our network or software systems.

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

If we cannot negotiate new (or extensions of existing) interconnection agreements with local telephone companies on acceptable terms, it will be more difficult and costly for us to provide service to our existing customers or to expand our business.

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

We have an MVNO agreement with a nationwide wireless network provider. If we cannot negotiate extensions of this agreement on acceptable terms, it will be more difficult and costly for us to provide mobile services to our existing customers or to expand our business.

We provide mobile services to our customers under a MVNO agreement with a nationwide wireless network provider. Upon or before expiration of the current contract term in 2013, we will need to renew this agreement or enter an agreement with another provider. In addition, we will need to negotiate amendments to our MVNO agreement as services or technologies evolve in order to offer competitive services to our customers. If we cannot renew our existing agreement, enter into an agreement with another provider or negotiate amendments on favorable terms or at all, it would harm our existing operations and opportunities to grow our business in our current and new markets.

Our current and future competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers.

The communications industry has experienced, and will probably continue to experience, rapid and significant changes in technology. Technological changes, such as the use of wireless network access to customers in place of the T-1 access lines we lease from the local telephone companies, could render aspects of the technology we employ suboptimal or obsolete and provide a competitive advantage to new or larger competitors who might more easily be able to take advantage of these opportunities. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we do. We cannot assure you that we will obtain access to new technologies as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs or at all. In addition, responding to demand for new technologies would require us to increase our capital expenditures, which may require additional financing in order to fund. As a result of those factors, we could lose customers and our financial results could be harmed.

System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although we have designed our network service to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on our system, such as malfunctions in our software or other facilities, overloading of our network and problems with the systems of competitors with which we interconnect, such as physical damage to telephone lines and power surges and outages. Although we have experienced isolated power disruptions and other outages for short time periods, we have not had system-wide disruptions of a sufficient duration or magnitude that had a significant impact on our customers or our business. Any significant disruption in our network could cause us to lose customers and incur additional expenses.

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

There is no assurance of continued profitability in the future.

Although we recorded net income of $3.7 million, $21.5 million and $7.8 million for the years ended December 31, 2008, 2007 and 2006, respectively, we have experienced losses in the past. We cannot provide any assurance that we will continue to generate positive income in the future.

Risks Related To Our Common Stock

Future sales of shares by existing stockholders or issuances of our common stock by us could reduce our stock price.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decline. In the future, we may sell additional shares of our common stock to raise capital. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. We may also issue shares of our common stock from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares that we issue may, in turn, be significant. In addition, we may grant registration rights covering those shares in connection with any such acquisitions and investments. The issuance and sales of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock.

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

We lease a 158,790 square-foot facility for our corporate headquarters in Atlanta. We also lease data center facilities in Atlanta and in Dallas as well as sales office facilities in each of our markets that range between 15,000 to 28,000 square feet. Our total rental expenses for the year ended December 31, 2008 were approximately $0.8 million for our collocation and data center facilities and approximately $5.7 million for our offices. We do not own any real estate. Management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional data center facilities and sales office facilities.

From time to time, as we have entered into new leases or extended existing lease terms, we have received leasehold improvement concession allowances and free rent abatement. In accordance with the guidance under FASB Statement No. 13, Accounting for Leases, FASB Staff Position No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period, and FASB Technical Bulletin No. 88-1 (as amended), Issues Relating to Accounting for Leases, we have included these tenant incentives in our rent expense over the life of the lease, on a straight-line basis, and are amortizing the leasehold improvements to depreciation expense over the shorter of the estimated useful life of the asset(s) added or the lease term. Our lease agreements also generally have lease renewal options that are at our discretion and vary in terms.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. As of December 31, 2008, the following litigation matters were pending against us:

On May 6, 2008, a purported class action lawsuit was filed against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The action was brought by Steven Weisberg, individually and on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, based upon allegations that we underreported our customer churn rate. The plaintiff seeks to recover an unspecified amount for damages on behalf of himself and all other individual and institutional investors who purchased or otherwise acquired our securities between November 1, 2007 and February 21, 2008, excluding the defendants and their affiliates. On October 24, 2008, the plaintiffs filed an amended complaint which, in accordance with court rulings, changed the purported class representatives to two institutional investors, Genesee County Employees’ Retirement System and the Essex Regional Retirement Board. The amended complaint also added J. Robert Fugate, Cbeyond’s chief financial officer and an executive vice president, as an individual defendant. The amended complaint does not materially alter the allegations of the original complaint. On December 23, 2008, we moved to dismiss the amended complaint. Plaintiffs have opposed that motion and our reply to their opposition is currently due to be filed March 23, 2009. We believe that the allegations in the original complaint and the amended complaint are without merit and intend to vigorously defend our interests in this matter and any related matters.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia by Meghal Antani and John C. Scheldt, derivatively on behalf of nominal defendant Cbeyond, Inc., based upon allegations that the Company underreported its customer churn rate. The complaints allege breaches of fiduciary duties, abuse of control, gross mismanagement, unjust enrichment, misappropriation of information and aiding and abetting breach of fiduciary duty occurring between August 8, 2007 and December 11, 2007. The complaints seek to recover unspecified damages. On January 30, 2009 plaintiffs filed a consolidated derivative complaint that removes as defendants Patrick Pittard, Madison Dearborn Partners, LP and LCM Group, Inc. The consolidated derivative complaint also dropped claims for abuse of control, misappropriation of information and aiding and abetting breach of fiduciary duty. The response to the complaint is currently due on March 31, 2009.

On November 11, 2008, the City of Houston filed suit against us in the State District Court of Harris County, Texas, alleging that we have been underpaying right-of-way fees to the city since we began operating there in 2004. The City of Houston is seeking unspecified damages arising from the alleged underpayment. We have since removed the case to the United States District Court for the Southern District of Texas. We believe that the allegations in the complaint are without merit and intend to vigorously defend our interests in this matter.

At this time, it is not possible for us to predict the ultimate outcome of these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “CBEY.”

As of March 4, 2009, there were approximately 79 holders of record of shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq Global Market:

	Market Prices
	High	Low
Calendar Year 2007
First quarter	$32.84	$26.80
Second quarter	40.80	29.05
Third quarter	42.93	34.34
Fourth quarter	46.51	37.07

Calendar Year 2008
First quarter	$39.62	$13.94
Second quarter	21.86	15.91
Third quarter	19.20	13.43
Fourth quarter	16.56	8.16

As of March 4, 2009, the closing price of our common stock was $13.97.

We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The terms of our line of credit with Bank of America restrict our ability to pay dividends on our common stock. We currently anticipate that we will use any future earnings for use in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements or any other factors the board of directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

We issue our employees share-based awards under our 2005 Equity Incentive Award Plan (the “2005 Plan”), which has been approved by our stockholders. The following table provides information as of December 31, 2008 regarding outstanding options and shares reserved for future issuance under the 2005 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2005 Equity Incentive Award Plan	2,551,083	$19.46	697,871
2002 Equity Incentive Award Plan (1)	1,658,286	$7.01	—
2000 Equity Incentive Award Plan (1)	2,331	$13.43	—
Equity compensation plans not approved by security holders	—	$—	—

Total	4,211,700	$14.55	697,871

(1)	Shares remaining for issuance under the 2002 Equity Incentive Award Plan and the 2000 Equity Incentive Award Plan were rolled into the 2005 Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Transfer Agent and Registrar

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of income (loss) data for the years ended December 31, 2008, 2007 and 2006, and the consolidated balance sheets data as of December 31, 2008 and 2007, are derived from the audited consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The consolidated statements of income (loss) data for the years ended December 31, 2005 and 2004, and the consolidated balance sheets data as of December 31, 2006, 2005 and 2004, are derived from audited consolidated financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(dollars in thousands)
Consolidated Statements of Income (Loss) Data:
Revenue	$349,700	$280,034	$213,886	$159,097	$113,311
Operating expenses:
Cost of revenue (exclusive of $27,708, $22,896, $22,064, $20,577 and $19,357 depreciation and amortization, respectively)	109,673	84,459	64,294	47,161	31,725
Selling, general and administrative (exclusive of $13,797, $9,074, $5,733, $4,122, and $5,036 depreciation and amortization, respectively)	192,354	153,456	114,408	86,453	65,159
Public offering expenses	—	2	945	—	1,103
Depreciation and amortization (1)	41,505	31,970	27,797	24,699	24,393

Total operating expenses	343,532	269,887	207,444	158,313	122,380

Operating income (loss)	6,168	10,147	6,442	784	(9,069)
Other income (expense):
Interest income	846	2,700	1,919	1,325	637
Interest expense	(224)	(252)	(163)	(2,424)	(2,788)
Gain from write-off of carrying value in excess of principal	—	—	—	4,060	—
Other income (expense), net	—	—	12	(9)	(236)

Income (loss) before income taxes	6,790	12,595	8,210	3,736	(11,456)
Income tax (expense) benefit	(3,094)	8,903	(430)	—	—

Net income (loss)	$3,696	$21,498	$7,780	$3,736	$(11,456)

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share data and ARPU)
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$36,975	$56,174	$34,113	$27,752	$22,860
Marketable securities	—	—	9,995	10,170	14,334
Working capital (2)	17,681	27,410	20,562	15,249	9,658
Total assets	212,487	198,362	144,393	114,832	99,203
Long-term debt, including current portion	—	—	—	—	70,331
Convertible preferred stock	—	—	—	—	78,963
Stockholders’ equity (deficit)	143,535	127,318	91,108	74,586	(73,573)

Other Financial Data:
Capital expenditures (3)	69,940	57,534	43,867	29,766	23,741
Net cash provided by operating activities	48,628	61,808	43,660	29,647	13,468
Net cash used in investing activities	(67,640)	(45,089)	(41,294)	(17,473)	(3,512)
Net cash (used in) provided by financing activities	(187)	5,342	3,995	(7,282)	7,777
Net income (loss) per common share, basic	$0.13	$0.77	$0.29	$(1.16)	$(143.71)
Net income (loss) per common share, diluted	$0.12	$0.72	$0.27	$(1.16)	$(143.71)
Weighted average common shares outstanding, basic	28,339	27,837	26,951	4,159	129
Weighted average common shares outstanding, diluted	29,589	29,989	28,971	4,159	129

Non-GAAP Financial Data:
Total adjusted EBITDA (4)	$60,560	$52,108	$39,539	$25,807	$16,802
Average monthly revenue per customer location (ARPU)	$752	$748	$747	$756	$774

(1)	To conform to our current year presentation, we have reclassified amounts previously recognized as non-operating loss on disposal of property and equipment to depreciation expense. The amount included in depreciation and amortization expense for the years ended December 31, 2007, 2006, 2005, and 2004 was $1,164, $601, $539 and $1,746, respectively.
(2)	To conform to our current year presentation, we have reclassified deferred rent amounts previously classified as current liabilities to non-current liabilities. The amount included in working capital for the years ended December 31, 2007, 2006, 2005, and 2004 was $7,328, $4,659, $2,046 and $882, respectively. This reclassification also resulted in an increase in non-current net deferred tax assets of $989 with a corresponding reduction in current net deferred tax assets for the year ended December 31, 2007.
(3)	Represents cash and non-cash purchases of property and equipment on a combined basis.
(4)	Adjusted EBITDA is not a substitute for operating income (loss), net income (loss), or cash flow from operating activities as determined in accordance with generally accepted accounting principles, or GAAP, as a measure of performance or liquidity. See “Non-GAAP Financial Measure” for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth a reconciliation of total adjusted EBITDA to net income (loss):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Reconciliations of total adjusted EBITDA to net income (loss):
Total adjusted EBITDA for reportable segments	$60,560	$52,108	$39,539	$25,807	$16,802
Depreciation and amortization	(41,505)	(31,970)	(27,797)	(24,699)	(24,393)
Non-cash share-based compensation	(12,887)	(9,989)	(4,355)	(324)	(375)
Public offering expenses	—	(2)	(945)	—	(1,103)
Interest income	846	2,700	1,919	1,325	637
Interest expense	(224)	(252)	(163)	(2,424)	(2,788)
Gain from write-off of carrying value in excess of principal	—	—	—	4,060	—
Other income (expense), net	—	—	12	(9)	(236)

Income (loss) before income taxes	6,790	12,595	8,210	3,736	(11,456)
Income tax (expense) benefit	(3,094)	8,903	(430)	—	—

Net income (loss)	$3,696	$21,498	$7,780	$3,736	$(11,456)

NON-GAAP FINANCIAL MEASURE

We use the total adjusted EBITDA of our reportable segments as a principal indicator of the operating performance of our business on a consolidated basis. Our chief executive officer, who is our chief operating decision maker, also uses our segment adjusted EBITDA to evaluate the performance of our reportable segments in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering expenses, loss on disposal of property and equipment and other non-operating income or expense. Our total adjusted EBITDA represents the sum of adjusted EBITDA for each of our segments.

Our total adjusted EBITDA is a non-GAAP financial measure. Our management uses total adjusted EBITDA in its decision-making processes relating to the operation of our business together with GAAP measures such as revenue and income (loss) from operations.

Our calculation of total adjusted EBITDA excludes, when applicable:

•	Public offering expenses incurred and the gain from the early payoff of our restructured debt in 2005; and

•

Non-cash share-based compensation, loss on disposal of property and equipment and other non-operating income or expense, none of which are used by management to assess the operating results and performance of our segments or our consolidated operations.

Our management believes that total adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation and amortization, which may vary from period to period without any correlation to underlying operating performance, and of non-cash share-based compensation, which is a non-cash expense that varies widely among similar companies. We provide information relating to our total adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our total adjusted EBITDA are a valuable indicator of operating performance on a consolidated basis and of our operating segments’ ability to produce operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

In addition, we believe total adjusted EBITDA is a useful comparative measure within the communications industry because the industry has experienced recent trends of increased merger and acquisition activity and financial restructurings, which have led to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies, as well as non-operating or infrequent charges to earnings, such as the effect of debt restructurings.

Accordingly, we believe total adjusted EBITDA allows analysts, investors and other interested parties in the communications industry to facilitate company to company comparisons by eliminating some of the foregoing variations. Total adjusted EBITDA as used in this report may not, however, be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure.

Our calculation of total adjusted EBITDA is not directly comparable to EBIT (earnings before interest and taxes) or EBITDA (earnings before interest, taxes, depreciation and amortization). In addition, total adjusted EBITDA does not reflect:

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

Total adjusted EBITDA is not intended to replace operating income (loss), net income (loss) and other measures of financial performance reported in accordance with GAAP. Rather, total adjusted EBITDA is a measure of operating performance that you may consider in addition to those measures. Because of these limitations, total adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using total adjusted EBITDA as a supplemental financial measure.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our consolidated financial statements and the related notes and other financial information included elsewhere in this periodic report. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. In this report, Cbeyond, Inc. and its subsidiary are referred to as “we”, “our”, “us”, the “Company” or “Cbeyond”.

Overview

We provide managed IP-based communications services to our target market of small businesses in select large metropolitan areas across the United States. We provide these services through bundled packages of local and long distance voice services, broadband Internet access and mobile voice and data, together with additional applications and services, for an affordable fixed monthly fee under fixed-length contracts.

We sell three integrated packages of services, primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services, broadband Internet access and mobile voice and data plus additional value-added applications, such as email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, and other communications and IT services. Customers may also choose to add extra features or lines for an additional fee. During 2008 we began offering secure desktop services and web-based services to customers in all of our current markets.

Our voice services (other than our mobile voice services) are delivered using VoIP technology, and all such services are delivered over our secure all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies. We offer our mobile voice and data services via our mobile virtual network operator relationship with a nationwide wireless network provider.

We sell our services primarily through a direct sales force in each market, supplemented by sales agents. These agents often have other business relationships with the customer and, in many cases, perform equipment installations for us at our customers’ sites. A significant portion of our new customers are generated by referrals from existing customers and partners. We offer financial incentives to our customers and other sources for referrals, which are charged to selling expenses.

We compete primarily against ILECs and, to a lesser extent, against CLECs, both of which are local telephone companies. Local telephone companies do not generally have the same focus on our target market and principally concentrate on medium or large enterprises or residential customers. In addition, cable television providers have begun serving the small and medium business market with telephone service, in addition to high speed Internet access and video. To date, we have not experienced significant competition from cable television providers and do not believe that they intend to offer the breadth of services and applications that our customers purchase from us. We compete primarily based on our high-value bundled services that bring many of the same managed services to our customers that have historically been available only to large businesses, as well as based on our customer care, network reliability and operational efficiencies.

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market early in 2001 and have since expanded operations into eleven additional markets. Our current market expansion plan is to open two to three new markets per year depending on economic conditions. This plan is a reduction of previous plans to open three new markets per year. However, we do not expect this decision to significantly affect our ability to expand operations and establish operations in the largest 25 U.S. markets. We have chosen a more cautious market expansion plan that is more reflective of current economic conditions, which included a delay until the first quarter of 2009 of the Greater Washington, D.C. Area market opening, which was originally planned for the fourth quarter of 2008. The following comprises the service launch date for our current markets and the anticipated launch date of our future announced markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	4th Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007
San Francisco Bay Area	4th Quarter 2007
Miami	1st Quarter 2008
Minneapolis	2nd Quarter 2008
Greater Washington D.C. Area	1st Quarter 2009

Announced Market	Planned Service Launch Date
Seattle	3rd Quarter 2009

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering expenses, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a geographic segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Based on our historical experience, over time, a substantial majority of our market-specific capital expenditures, such as integrated access devices installed at our customers’ locations, are success-based, incurred primarily as our customer base grows. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing TPM, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

The nature of the primary components of our operating results—revenues, cost of revenue and selling, general and administrative expenses—are described below:

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-15 local voice lines, or generally 30 or fewer employees. We sell subscriptions of BeyondVoice II to customers with 16-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 36 to 48 local voice lines, or generally 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of December 31, 2008, approximately 83.9% of our customer base had BeyondVoice I, 14.8% had BeyondVoice II and 1.3% had BeyondVoice III.

We offer customer promotions in the form of rebates and reimbursements that may not ultimately be earned and claimed by customers. We refer to this as “breakage.” Prior to recording breakage, our promotional obligations are recorded as a reduction to revenue at their maximum amounts due to the lack of sufficient historical experience required under GAAP to estimate the amount that would ultimately be earned and claimed by customers. We recognize the benefit of changes to these estimated customer promotional obligations once such amounts are reasonably estimable, which periodically results in a significant change in estimate. During 2008, we recognized approximately $0.5 million of revenue related to changes in estimate for certain customer promotional liabilities recorded in prior periods.

ARPU is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect ARPU to be relatively stable or moderately increasing in future periods due to increased adoption of our value-added applications, such as our mobile related services and web-based service offerings. Customer revenues represented approximately 98.0%, 97.8% and 97.5% of total revenues in 2008, 2007 and 2006, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the majority of the remainder of total revenues.

Customer revenues are generated under contracts that typically run for three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. We historically maintained monthly churn rates of approximately 1.0%. Beginning with the third quarter of 2007, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorating economic conditions. We experienced average monthly churn rates of 1.1% in 2007 and 1.3% in 2008. We cannot predict the duration or magnitude of the currently deteriorated economic conditions, but we expect our monthly churn rate will continue to be more than 1.0% for at least as long as the current economic environment persists. In response to deteriorating economic conditions, we have taken actions which we believe will mitigate the risk of heightened churn and bad debt levels on a longer term basis. These actions include a tightening of credit and collection policies and practices for customers with a higher risk profile. As a result of these actions, we have seen bad debt expense decline as a percentage of revenue and have also experienced improvements in the age of outstanding receivables from customers during 2008 as compared to the fourth quarter of 2007.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees and the cost of mobile handsets. The primary component of cost of revenue is the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of revenue across our markets.

As a result of the TRRO, we are required to lease circuits under special access, or retail, rates in locations that are deemed to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies. For additional discussion, see “Consolidated Results of Operations—Revenue and Cost of Revenue.”

Where permitted by regulation, we lease our access circuits on a wholesale basis as UNE loops or EELs as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. Where UNE pricing is not available, we pay special access rates, which may be significantly higher than UNE pricing. We lease loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use EELs when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using loops and half using EELs, although the impact of the TRRO has reduced our usage of the T-1 transport portion of EELs and resulted in the conversion and consolidation of a majority of the previously installed T-1 transports to high capacity DS-3 transport. Our monthly expenses are significantly less when using loops rather than EELs, but loops require us to incur the capital expenditures of central office collocation equipment. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

Another significant component of our cost of revenue is the cost associated with our mobile offering. These costs, which represent our fastest growing cost of revenue, include monthly base charges or usage-based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. The cost of mobile equipment typically exceeds our selling price of such devices due to the competitive market place and pricing practices for mobile services. We believe these costs are offset over time by the long-term profitability of our service contracts. Primarily as a result of the loss on the sale of mobile equipment recorded in full at the time of the sale, increased volumes of mobile sales decrease our gross margin percentages, although the growth of this service offering is expected to result in greater gross profits over time.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections and legal and accounting functions. In addition, share-based compensation expense is included in selling, general and administrative expenses. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include salaries and office rents. Variable selling costs include commissions and marketing materials. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As we expand into new markets, certain fixed costs are likely to increase; however, these increases are intermittent and not proportional with the growth of customers.

Reclassifications

We have reclassified certain amounts in our consolidated results of operations within Item 7 herein to conform to our current year presentation. These reclassifications include the following:

•	In our year ended December 31, 2007 and 2006 Revenue and Cost of Revenue table, we reclassified billing expiration credits from Other cost of revenue to Telecommunications cost recoveries.

•	In our year ended December 31, 2007 and 2006 Revenue and Cost of Revenue table, we disaggregated Mobile cost from Other cost of revenue.

•

In our year ended December 31, 2007 and 2006, we reclassified $1.2 million and $0.6 million, respectively, previously recognized as non-operating loss on disposal of property and equipment to depreciation and amortization expense.

Consolidated Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	Year Ended December 31,
	2008		2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$342,874	98.0%	$273,907	97.8%	$68,967	25.2%
Terminating access revenue	6,826	2.0%	6,127	2.2%	699	11.4%

Total revenue	349,700		280,034		69,666	24.9%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	45,358	13.0%	37,046	13.2%	8,312	22.4%
Other cost of revenue	44,051	12.6%	38,124	13.6%	5,927	15.5%
Mobile cost	27,331	7.8%	13,808	4.9%	13,523	97.9%
Telecommunications cost recoveries	(7,067)	(2.0)%	(4,519)	(1.6)%	(2,548)	56.4%

Total cost of revenue	109,673	31.4%	84,459	30.2%	25,214	29.9%

Gross margin (exclusive of depreciation and amortization):	$240,027	68.6%	$195,575	69.8%	$44,452	22.7%

Customer data:
Customer locations at period end	42,463		35,041		7,422	21.2%

Average revenue per customer location	$752		$748		$4	0.5%

Revenue. Total revenue increased for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily in proportion to the increase in the average number of customers year over year. ARPU was $752 and $748 for the year ended December 31, 2008 and 2007, respectively. This increase in ARPU resulted primarily from an increase in the average applications used per customer to 7.0 in the period ended December 31, 2008 from 6.3 in the period ended December 31, 2007, and, as discussed above, the recognition of reductions to promotional obligations of $0.5 million in the twelve months ended December 31, 2008 related to certain customer promotional liabilities recorded in prior periods. The ARPU for the year ended December 31, 2008 includes $1 related to the aforementioned customer promotional liabilities. We anticipate ARPU to continue to be relatively stable or moderately increasing in future periods based on the expectation that our customers will continue to increase the average number of applications they use.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the twelve month comparison periods due to our customer growth. These terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the twelve month period ended December 31, 2008 as compared to the twelve month period ended December 31, 2007 (Dollar amounts in thousands):

	Year Ended December 31,				Change from Previous Period
	2008		2007
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$81,059	23.2%	$72,811	26.0%	$8,248	11.3%
Dallas	69,501	19.9%	61,184	21.8%	8,317	13.6%
Denver	70,707	20.2%	64,829	23.2%	5,878	9.1%
Houston	46,843	13.4%	38,990	13.9%	7,853	20.1%
Chicago	36,367	10.4%	26,748	9.6%	9,619	36.0%
Los Angeles	23,669	6.8%	12,347	4.4%	11,322	91.7%
San Diego	10,728	3.1%	2,510	0.9%	8,218	327.4%
Detroit	5,472	1.6%	576	0.2%	4,896	nm
San Francisco Bay Area	3,372	1.0%	39	nm	3,333	nm
Miami	1,396	0.4%	—	nm	1,396	nm
Minneapolis	586	0.2%	—	nm	586	nm

Total Revenue	$349,700	100.0%	$280,034	100.0%	$69,666	24.9%

Cost of Revenue. The principal driver of the increase in cost of revenue is customer growth. In addition, between 2007 and 2008, we experienced an increase in both the number of mobile handsets sold and the related mobile service costs. These mobile related increases grew at a higher rate than our overall customer growth due to a higher proportion of new customers electing our mobile offering in 2008 than in 2007, and the successful marketing of our BeyondMobile service to our existing customer base.

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

Mobile-related costs represent the second largest and fastest growing component of cost of revenue due to the high rate of adoption among our customers. These costs include monthly recurring base charges or usage-based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. These increased monthly recurring mobile service costs have been partially offset by declining per unit rates charged to us by our underlying mobile network provider due to our growing scale and volumes.

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

Telecommunication cost recoveries are an ongoing operational activity. We typically record a significant amount of credits for each quarter. In addition to typical activity, and as described in Notes 11 and 13 to the Consolidated Financial Statements, we recognized benefits to cost of revenue of approximately $2.5 million in the twelve months ended December 31, 2008 relating to negotiating settlements that were less than the recorded liabilities. These settlements relate to the Georgia Rate Remand accrual and TRRO liabilities (as described below) that spanned long periods of time. We also recognized an additional $0.9 million in benefits to cost of revenue during the twelve months ended December 31, 2008 relating to a change in estimate associated with shortening the back billing limitation period applicable to certain amounts accrued for the Atlanta operating segment.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. A portion of these accrued expenses have never been invoiced by the ILECs and are subject to either a two-year statutory back billing period limitation or a twelve-month contractual back billing limitation. During the twelve months ended December 31, 2008 and 2007 approximately $0.4 million of TRRO expenses passed the statutory back billing period and were reversed as a benefit to cost of revenue. For the portion of the accrued TRRO expenses that have been invoiced as of December 31, 2008, we have been billed $2.1 million in excess of the amount we have cumulatively recognized in our results of operations. We believe these excess billings are erroneous and that the amounts accrued represent our best estimate of the final settlement of these liabilities.

Certain aspects of the new FCC rules are subject to ongoing court challenges and estimates relating to the implementation of the new FCC rules are subject to multiple interpretations. We cannot predict the results of future court rulings, how the FCC may respond to any such rulings, or any changes in the availability of UNEs as a result of future legislative or regulatory decisions.

Selling, General and Administrative (Dollar amounts in thousands)

	Year Ended December 31,				Change from Previous Period
	2008		2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries wages and benefits (excluding share-based compensation)	$113,575	32.5%	$91,927	32.8%	$21,648	23.5%
Share-based compensation	12,887	3.7%	9,989	3.6%	2,898	29.0%
Marketing cost	3,029	0.9%	2,747	1.0%	282	10.3%
Other selling, general and administrative	62,863	18.0%	48,793	17.4%	14,070	28.8%

Total SG&A	$192,354	55.0%	$153,456	54.8%	$38,898	25.3%

Other operating expenses:
Public offering expenses	$—	—%	$2	0.0%	$(2)	(100.0)%
Depreciation and amortization	41,505	11.9%	31,970	11.4%	9,535	29.8%

Total other operating expenses	$41,505	11.9%	$31,972	11.4%	$9,533	29.8%

Other data:
Employees	1,493		1,187		306	25.8%

Selling, General and Administrative Expenses and Other Operating Expenses. Annual selling, general and administrative expenses increased for 2008 compared to 2007 primarily due to increased employee costs. Higher employee costs, which include commissions paid to our direct sales representatives, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the increase in 2008 is fully attributable to the newer markets, which include Detroit, the San Francisco Bay Area, Miami and Minneapolis. Corporate selling, general and administrative costs include an increase of $2.9 million in share-based compensation for the twelve months ended December 31, 2008. As newer markets mature and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue.

Marketing costs remained relatively consistent as a percent of revenues. In general, our marketing costs will increase consistent with past practice as we add customers and expand into new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new, as well as expanded operations, needed to keep pace with the growth in customers.

Bad debt expense was $6.4 million, or 1.8% of revenues, compared to $4.8 million, or 1.7% of revenues, for the years ended December 31, 2008 and 2007, respectively. Bad debt expense for 2007 reflects the favorable effect of recoveries of terminating access receivables from other telecommunications companies that were fully reserved for in previous periods. Excluding these recoveries, bad debt expense as a percentage of revenues for 2007 was consistent with 2008 at 1.8%, even though the economy was weak throughout all of 2008 compared to a weak economy through only part of 2007. Although increases to bad debt as a percentage of revenue are strongly influenced by higher customer churn and economic downturns, both of which persisted throughout 2008, we were able to mitigate the effects of higher churn and a further worsening economy through tightening our credit policies during the first quarter of 2008. The impact of tightened credit policies is illustrated by comparing the fourth quarters of 2007 and 2008, respectively, where bad debt as a percentage of revenue declined from 2.7% to 2.2%.

Other Income (Expense) (Dollar amounts in thousands)

	Year Ended December 31,				Change from Previous Period
	2008		2007
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$846	0.2%	$2,700	1.0%	$(1,854)	(68.7)%
Interest expense	(224)	(0.1)%	(252)	(0.1)%	28	(11.1)%
Income tax (expense)/benefit	(3,094)	(0.9)%	8,903	3.2%	(11,997)	(134.8)%

Total	$(2,472)	(0.7)%	$11,351	4.1%	$(13,823)	(121.8)%

Interest Income. Interest income decreased for the twelve-month period ended December 31, 2008 primarily as a result of lower interest rates over the comparable twelve-month period ended December 31, 2007.

Interest Expense. Interest expense for the twelve-month period ended December 31, 2008 and 2007 relates primarily to commitment fees under our revolving credit facility with Bank of America. During 2008, we had no amounts outstanding under our revolving line of credit.

Income tax expense. Until the fourth quarter of 2007, the majority of our taxable income was offset by the utilization of net operating loss carryforwards from prior years and a full valuation allowance, or reserve, on the remaining net deferred tax assets. Income tax expenses recognized prior to the fourth quarter of 2007 related primarily to amounts due under the alternative minimum tax rules or to states where we either did not have net operating loss carryforwards or the taxing regime does not consider net operating losses. Income tax expense for the twelve-month period ended December 31, 2007 also reflected a $9.6 million benefit arising from the release of a portion of our valuation allowance related to our net deferred tax asset, which was entirely recognized in the fourth quarter. The effect of releasing a portion of this valuation allowance is that subsequent to the fourth quarter of 2007 we now recognize income taxes at the estimated full statutory rate, regardless of the level of actual taxes paid, as more fully described in Note 7 of the Consolidated Financial Statements. Future determinations on the need for a valuation allowance on our net deferred tax assets are made on a quarterly basis, and our assessment for the quarter ending December 31, 2008 reflects a benefit arising from further reduction of the valuation allowance of $0.7 million.

During 2008, our income tax expense included the full year effect of the Texas Margin Tax, which totaled $0.8 million compared to $0.1 million in 2007. This tax was first effective in 2007, but was substantially reduced in 2007 due to certain exclusions available during the transition year. This tax is the primary factor for our high effective tax rate in 2008 since it is not dependent upon pre-tax income. As our operations in Texas become less significant to our overall operating results and as we increase our pre-tax income, the impact of this tax on our effective tax rate should decrease.

Our net deferred tax asset totaled approximately $44.7 million and $41.4 million at December 31, 2007 and December 31, 2008, respectively, and primarily relates to net operating loss carryforwards. Due to our history of losses, we had a full allowance against this net deferred tax asset in periods prior to the fourth quarter of 2007. During the fourth quarter of 2007, we concluded that there was sufficient positive evidence present, such that we will be able to utilize a portion of these loss carryforwards to offset future taxable income, resulting in a partial reduction of the allowance against the asset to reflect the amount of net deferred tax assets that are more likely than not to be realized. In order to realize the benefits of the deferred tax asset recognized at December 31, 2008, we will need to generate approximately $18.6 million in taxable income by the end of 2010, which, based on current projected performance, management expects to be able to meet. If we generate taxable income in excess of this amount, the result would be a further reduction of the allowance against our net deferred tax asset and a corresponding benefit to income tax expense. Conversely, if we generate less than $18.6 million of taxable income, we may have to increase our allowance against our net deferred tax asset with a corresponding increase to income tax expense.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	Year Ended December 31,				Change from Previous Period
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$273,907	97.8%	$208,574	97.5%	$65,333	31.3%
Terminating access revenue	6,127	2.2%	5,312	2.5%	815	15.3%

Total revenue	280,034		213,886		66,148	30.9%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	37,046	13.2%	30,951	14.5%	6,095	19.7%
Other cost of revenue	38,124	13.6%	32,487	15.2%	5,637	17.4%
Mobile cost	13,808	4.9%	3,239	1.5%	10,569	326.3%
Telecommunications cost recoveries	(4,519)	(1.6)%	(2,383)	(1.1)%	(2,136)	89.6%

Total cost of revenue	84,459	30.2%	64,294	30.1%	20,165	31.4%

Gross margin (exclusive of depreciation and amortization):	$195,575	69.8%	$149,592	69.9%	$45,983	30.7%

Customer data:
Customer locations at period end	35,041		27,343		7,698	28.2%

Average revenue per customer location	$748		$747		$1	0.1%

Revenue. Total revenue increased for the twelve months ended December 31, 2007 compared to the twelve months ended December 31, 2006 in proportion to the increase in the average number of customers year over year and a slight increase in ARPU from the twelve months ended December 31, 2006 to the twelve months ended December 31, 2007.

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

The following comprises the segment contributions to the increase in revenue in the twelve-month period ended December 31, 2007 as compared to the twelve-month period ended December 31, 2006 (Dollar amounts in thousands):

	Year Ended December 31,				Change from Previous Period
	2007		2006
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$72,811	26.0%	$63,529	29.7%	$9,282	14.6%
Dallas	61,184	21.8%	51,335	24.0%	9,849	19.2%
Denver	64,829	23.2%	58,531	27.4%	6,298	10.8%
Houston	38,990	13.9%	26,382	12.3%	12,608	47.8%
Chicago	26,748	9.6%	12,281	5.7%	14,467	117.8%
Los Angeles	12,347	4.4%	1,828	0.9%	10,519	575.4%
San Diego	2,510	0.9%	—	nm	2,510	nm
Detroit	576	0.2%	—	nm	576	nm
San Francisco Bay Area	39	nm	—	nm	39	nm

Total Revenue	$280,034	100.0%	$213,886	100.0%	$66,148	30.9%

Cost of Revenue. Cost of revenue increased for the twelve-month period of 2007 compared to the twelve-month period of 2006 in proportion to the increase in the average number of customers year over year. As a percentage of total revenue, cost of revenue increased slightly to 30.2% in the twelve months ended December 31, 2007 from 30.1% in the twelve months ended December 31, 2006.

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

Mobile related costs represent the second largest and fastest growing component of cost of revenue due to the high rate of adoption among our customers. These costs include monthly recurring base charges or usage-based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. These increased monthly recurring mobile service costs have been partially offset by declining per unit rates charged to us by our underlying mobile network provider due to our growing scale and volumes.

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

Cost of revenue also includes telecommunication cost recoveries and other credits arising in the ordinary course of business from the favorable settlement of obligations to, or disputes with, our telecommunications vendors and, to a lesser extent, penalties assessed against our vendors by regulatory authorities for performance shortfalls.

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

We estimated the probable liability for implementation of certain provisions of the TRRO and accrued approximately $6.2 million through December 31, 2007 and $4.4 million through December 31, 2006 for these liabilities. Due to the TRRO provisions, $1.8 million and $2.5 million was charged to cost of revenue in the twelve months ended December 31, 2007 and 2006, respectively. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject to based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

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

Transport charges increased as a percentage of revenue to 4.1% from 3.9% for the twelve months ended December 31, 2007 as compared to the twelve months ended December 31, 2006 as a result of network optimization efforts aimed to reduce transport costs. We recorded $1.1 million in installation expenses from network architecture changes associated with the TRRO and an additional $1.0 million for additional network optimization efforts inspired by the TRRO-related project in the twelve months ended December 31, 2006. The network optimization project undertaken in response to the TRRO was completed in the quarter ended June 30, 2006. However, additional network optimization efforts continue, including the planned migration of portions of our network traffic in 2008 to leased transport facilities acquired under indefeasible rights of use contracts. We recorded $1.1 million in installation expenses resulting from network optimization efforts in the twelve months ended December 31, 2007 and believe that these network optimization efforts will be an ongoing part of our business in future periods, although they are not expected to result in significant installation expenses in each period.

Selling, General and Administrative (Dollar amounts in thousands)

	Year Ended December 31,				Change from Previous Period
	2007		2006
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries wages and benefits (excluding share-based compensation)	$91,927	32.8%	$70,050	32.8%	$21,877	31.2%
Share-based compensation	9,989	3.6%	4,355	2.0%	5,634	129.4%
Marketing cost	2,747	1.0%	2,185	1.0%	562	25.7%
Other selling, general and administrative	48,793	17.4%	37,818	17.7%	10,975	29.0%

Total SG&A	$153,456	54.8%	$114,408	53.5%	$39,048	34.1%

Other operating expenses:
Public offering expenses	$2	0.0%	$945	0.4%	$(943)	(99.8)%
Depreciation and amortization	31,970	11.4%	27,797	13.0%	4,173	15.0%

Total other operating expenses	$31,972	11.4%	$28,742	13.4%	$3,230	11.2%

Other data:
Employees	1,187		905		282	31.2%

Selling, General and Administrative Expenses and Other Operating Expenses. Annual selling, general and administrative expenses increased for 2007 compared to 2006 primarily due to increased employee costs. Higher employee costs, which include commissions paid to our direct sales representatives, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the 1.3% increase in 2007 is fully attributable to new markets, as is illustrated above. New markets for 2007 include San Diego, Detroit, the San Francisco Bay Area and Miami. Corporate selling, general and administrative costs includes an increase of $5.6 million in share-based compensation for the twelve months ended December 31, 2007, including $1.5 million of employer contributions to the 401(k) Plan that began in 2007. As the newer markets mature, we expect selling, general and administrative costs in these markets to decrease as a percentage of revenue as our customer base and revenues grow without proportional increases in these expenses.

Marketing costs, including advertising, increased in absolute dollars but are relatively consistent as a percent of revenues. In general our marketing costs will continue to increase as we add customers and expand to new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. This increase in absolute dollars in this category of costs is primarily due to the addition of new as well as expanded operations needed to keep pace with the growth in customers. As a percentage of revenue, other selling, general and administrative costs slightly decreased for the twelve-month period ended December 31, 2007 when compared to the comparable period of 2006 due to realizing efficiencies from achieving economies of scale.

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

Other Income (Expense) (Dollar amounts in thousands)

	Year Ended December 31,
	2007		2006		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$2,700	1.0%	$1,919	0.9%	$781	40.7%
Interest expense	(252)	(0.1)%	(163)	(0.1)%	(89)	54.6%
Other income (net)	—	—%	12	0.0%	(12)	(100.0)%
Income tax (expense)/benefit	8,903	3.2%	(430)	(0.2)%	9,333	(2,170.5)%

Total	$11,351	4.1%	$1,338	0.6%	$10,013	748.4%

Interest Income. Interest income increased for the twelve-month period ended December 31, 2007 as a result of significantly higher cash and investment balances as well as higher interest rates over the comparable twelve-month period ended December 31, 2006.

Interest Expense. Interest expense for the twelve-month period ended December 31, 2007 and 2006 relates primarily to commitment fees under our revolving credit facility. Interest expense increased for the twelve months ended December 31, 2007 compared to 2006 as the credit facility was not outstanding for the full period in 2006.

Income tax expense. As discussed above, until the fourth quarter of 2007, the majority of our taxable income was offset by the utilization of net operating loss carryforwards from prior years and a full valuation allowance, or reserve, on the remaining net deferred tax assets. Income tax expenses recognized relate primarily to amounts due under the alternative minimum tax rules or to states where we either did not have net operating loss carryforwards or the taxing regime did not consider net operating losses. Income tax expense for the twelve-month period ended December 31, 2007 also reflected a $9.6 million benefit arising from the release of a portion of our valuation allowance related to our net deferred tax asset, which was entirely recognized in the fourth quarter.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 11 to our Consolidated Financial Statements hereto.

Liquidity and Capital Resources (Dollar amounts in thousands)

				Change from Previous Period
	Years Ended December 31,			Dollars		Percent
	2008	2007	2006	2008 v 2007	2007 v 2006	2008 v 2007	2007 v 2006
Cash Flows:
Provided by operating activities	$48,628	$61,808	$43,660	$(13,180)	$18,148	(21.3)%	41.6%
Used in investing activities	(67,640)	(45,089)	(41,294)	(22,551)	(3,795)	50.0%	9.2%
(Used in) provided by financing activities	(187)	5,342	3,995	(5,529)	1,347	(103.5)%	33.7%

Net (decrease)/increase in cash and cash equivalents	$(19,199)	$22,061	$6,361	$(41,260)	$15,700	(187.0)%	246.8%

Overview. At December 31, 2008 we had cash and cash equivalents of $37.0 million compared to $56.2 million at December 31, 2007. This available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of money market accounts and cash in our operating accounts. These money market accounts invest primarily in direct Treasury obligations of the United States government. To date we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we may have significant cash in our operating accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date we have not experienced any loss or lack of access to cash in our operating accounts. We have a corporate banking relationship with Bank of America, N.A.

Cash Flows From Operations. Operating cash flows decreased during the twelve months ended December 31, 2008 from the comparable period in 2007. Operating cash flows from the increased revenue were partially offset by additional payments to suppliers and vendors to support these revenues during this period. The increased cash flows from increased revenues were further offset by cash used in and to support our newer markets that do not yet generate positive operating cash flow, of which there were five such markets in the twelve-month period of 2008 compared to three markets in the same period of 2007, as well as those markets we are preparing to launch. Operating cash used in 2008 also reflects $1.9 million in higher annual bonuses and other annual compensation payments in 2008 as compared to 2007 along with the settlement and payment of approximately $2.9 million of accrued telecommunication costs from earlier periods that had been in dispute, with no comparable payments occurring during 2007. Since December 31, 2007, we have also made process improvements that shortened the payment cycle of vendor invoices, contributing to a reduction in cash flows from operations in 2008 compared to 2007. Specifically, in the twelve months ended December 31, 2007, an increase in accounts payable resulted in increased operating cash flows of $5.4 million. During the comparable period in 2008, a decrease in accounts payable resulted in a reduction of operating cash flows of $2.2 million. These factors primarily account for the decrease in cash provided by operating activities of $13.2 million between December 31, 2007 and 2008.

The increase in cash provided by operating activities of $18.1 million to $61.8 million for the year ended December 31, 2007 from $43.7 million for the year ended December 31, 2006 is primarily due to an increase in customer revenue during the respective period, thus yielding greater cash collections from customers in this period as compared to the prior year. Additionally, our accounts payable increased $7.3 million during 2007 due to delays in vendor and supplier payments that were subsequently shortened in 2008.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment and, previously, purchases of marketable securities. Capital expenditures resulted from growth in customers in our existing markets, facility and network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems, in order to offer additional applications and services to our customers. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $67.6 million, $55.0 million and $42.1 million for 2008, 2007 and 2006, respectively. We also incur non-cash purchases of property and equipment, primarily related to leasehold improvements, which were $2.3 million, $2.6 million and $1.8 million in 2008, 2007 and 2006, respectively.

In addition to the above, we experienced an increase of $9.8 million in net cash flows from investment redemptions and purchases for the year ended December 31, 2007 compared to the year ended December 31, 2006. In prior years, we periodically invested excess cash balances in highly-rated commercial paper and money market funds, but we redeemed all such investments prior to the end of 2007. Since that time, we have and continue to invest excess cash balances in money market funds that invest primarily in securities issued by the United States Treasury Department. Accordingly, we did not purchase any marketable securities in the twelve months ended December 31, 2008. Purchases of marketable securities were $45.0 million and $65.9 million in 2007 and 2006, respectively. We periodically redeemed our marketable securities in order to transfer the funds into other operating and investing activities. We redeemed $55.0 million and $66.1 million in 2007 and 2006, respectively.

Cash Flows From Financing Activities. Cash flows used in financing activities were $0.2 million in the year ended December 31, 2008 compared to $5.3 million provided by financing activities in the year ended December 31, 2007 and $4.1 million in the year ended December 31, 2006. The principal component of the change in cash flows provided by financing activities for the year ended December 31, 2008 is the decrease in proceeds from the exercise of stock options.

The principal component of the change in cash flows provided by financing activities for the year ended December 31, 2007 is the increase of proceeds from the exercise of stock options of $0.7 million.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our revised market expansion plan, which is to open two to three new markets per year, depending on economic conditions. This plan is a reduction of previous plans to open three new markets per year. Macroeconomic conditions are expected to have some impact on our cash flows and customer churn rate. However, we do not expect this impact to significantly affect our ability to expand operations. Rather, we have chosen a revised market expansion plan that is more reflective of current economic conditions, including a delay until the first quarter of 2009 of the Greater Washington D.C. Area market opening originally planned for the fourth quarter of 2008. Our business plan assumes that cash flow from operating activities of our established markets will offset the negative cash flows from operating activities and cash flows from investing activities with respect to the additional markets we plan to launch. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. While we do not anticipate a need for additional access to capital or new financing in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change, resulting in a need for additional capital, or if additional capital that may be needed can be obtained on favorable terms.

Commitments. The following table summarizes our commitments as of December 31, 2008, including commitments pursuant to debt agreements and operating lease obligations:

	Payments Due by Period (Dollars in thousands)
Contractual Obligations	Less than 1 Year	1 to 3 Years	3 to 5 years	More than 5 Years	Total
Operating lease obligations (1)	$7,845	$16,692	$16,140	$14,727	$55,404
Purchase commitments (2)	5,203	1,652	45	295	7,195
Anticipated interest payments (3)	63	69	—	—	132

(1)	We lease office space in several U.S. locations. Operating lease amounts include future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year.
(2)	Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services.
(3)	Anticipated interest payments represent payments related to our open, but unused, line of credit.

We are required under certain contractual obligations to maintain letters of credit. As of December 31, 2008, we had outstanding letters of credit totaling $1.1 million, which expire at various dates through May 2016.

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, we entered into a credit agreement with Bank of America through our subsidiary, Cbeyond Communications, LLC, or LLC, which provides for a secured revolving line of credit for up to $25.0 million. The credit agreement terms were subsequently amended on July 2, 2007 and February 24, 2009. The following description of the line of credit briefly summarizes the facility’s terms and conditions that are material to us. As of December 31, 2008 and 2007, we have an open, undrawn $25.0 million revolving line of credit with Bank of America, of which $23.9 is available. Availability is reduced due to $1.1 million in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash.

General. The secured revolving line of credit will terminate by its terms on February 8, 2011. The revolving line of credit will be available to finance working capital, capital expenditures and other general corporate purposes. All borrowings will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

Interest and Fees. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at our option, will equal a LIBO rate or an alternate base rate plus, in each case, an applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The current applicable margins for LIBO rate loans are 1.75%, 2.00% and 2.25% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.7 million, and between $16.7 million and $25.0 million, respectively. The current applicable margins for alternate base rate loans are 0.25%, 0.50%, and 0.75% for loans drawn in aggregate up to $8.3 million, between $8.3 million and $16.7 million, and between $16.7 million and $25.0 million, respectively. In addition, we are required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.25%. The term of the facility is five years.

Prepayments. Voluntary prepayments of loans and voluntary reductions in the unused commitments under the revolving line of credit are permitted in whole or in part, in minimum amounts and subject to certain other limitations. Mandatory prepayments are required in an amount equal to 100% of the net cash proceeds of all asset sales or dispositions received by us or our subsidiary greater than $0.5 million in any calendar year and 100% of the net proceeds from the issuance of any debt, other than permitted debt. Mandatory prepayments will permanently reduce the revolving credit commitment.

Security. The credit agreement is secured by all assets of the subsidiary and is guaranteed by Cbeyond, Inc. (the Parent). All assets of the consolidated entity reside with the LLC entity. In addition, Cbeyond, Inc. has no operations other than those conducted by LLC. Accordingly, all income and cash flows from operations are generated by and belong to LLC and all assets appearing on the Consolidated Financial Statements secure the credit facility. In addition, the facility contains certain restrictive covenants, including restrictions on the payment of dividends.

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

Through December 31, 2008, we may have exceeded the permitted amount contained in the negative financial covenant of our credit agreement pertaining to the restriction of dividends that LLC may pay to the Parent for corporate overhead expenses that are incurred by the Parent. Our credit agreement restricts the corporate overhead payments to the Parent to $0.5 million each fiscal year. On February 24, 2009 we obtained a waiver from Bank of America that waives any historic violation of this covenant for the years ended December 31, 2006, 2007 and 2008. We also entered into an amendment to the credit agreement that increases the permitted payments to the Parent from $0.5 million to $2.0 million per fiscal year, which we believe will be sufficient to cover such expenses.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included herein, involved a higher degree of judgment and complexity and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition. Our marketing promotions include various rebates and customer reimbursements that fall under the scope of Emerging Issues Task Force Issue No. 00-22, Accounting for “Points” and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future, and Emerging Issues Task Force Issue No. 01-09, Accounting for Consideration Given by a Vendor to a Customer (EITF 01-09). In accordance with these pronouncements, we record these promotions as a reduction in revenue when earned by the customer. When these promotions are earned over time, we ratably allocate the cost of honoring the promotions over the underlying promotion period as a reduction in revenue. EITF 01-09 also requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Accordingly, we recognize the benefit of estimated breakage on customer promotions when such amounts are reasonably estimable.

Allowance for Doubtful Accounts. We have established an allowance for doubtful accounts through charges to selling, general and administrative expenses. The allowance is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty days after disconnection of the customers’ service, when our direct collection efforts cease. Generally, customer accounts are considered delinquent and the service disconnection process begins when they are sixty days in arrears. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of our expenses could result.

Share-Based Compensation. In accordance with Statement of Financial Accounting Standard No. 123R, Shared-Based Payment (SFAS 123R), we account for shared-based compensation expense using the fair value recognition provisions of SFAS 123R. Share-based compensation expense is measured at the grant date based on the fair value of the award as calculated by the lattice binomial option-pricing model and is recognized as expense over the requisite service period.

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

Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and, allowable deductions. Changes in tax law or our interpretation of tax laws could materially impact the amounts provided for income taxes in our consolidated financial position and consolidated results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual consolidated operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our consolidated financial position and consolidated results of operations.

Our valuation allowance for our net deferred tax asset is designed to take into account the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets.

Recently Issued Accounting Standards

For information about recently issued accounting standards, refer to Note 3 to our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At December 31, 2008, all investments were in money market funds that invest primarily in short-term U.S. Treasury Obligations and immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that had the average yield of our investments decreased by 100 basis points, our interest income for the twelve months ended December 31, 2008 would have decreased by approximately $0.5 million. This estimate assumes that the decrease occurred on the first day of 2008 and reduced the yield of each investment instrument by 100 basis points. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders

Cbeyond, Inc. and Subsidiary

We have audited Cbeyond, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cbeyond, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cbeyond, Inc. and Subsidiary’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cbeyond, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cbeyond, Inc. and Subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Cbeyond, Inc. and Subsidiary, and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 6, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON THE CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders

Cbeyond, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cbeyond, Inc. and Subsidiary (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cbeyond, Inc. and Subsidiary at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective January 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2009 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 6, 2009

CBEYOND, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$36,975	$56,174
Accounts receivable, gross	28,759	26,149
Less: Allowance for doubtful accounts	(2,374)	(2,983)

Accounts receivable, net	26,385	23,166
Prepaid expenses	6,429	4,793
Inventory, net	4,027	2,861
Deferred tax asset, net	1,892	2,303
Other assets	1,122	1,235

Total current assets	76,830	90,532
Property and equipment, gross	299,738	236,254
Less: Accumulated depreciation and amortization	(173,052)	(137,900)

Property and equipment, net	126,686	98,354
Restricted cash	1,164	1,135
Non-current deferred tax asset, net	5,134	7,320
Other non-current assets	2,673	1,021

Total assets	$212,487	$198,362

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,796	$12,983
Accrued telecommunications costs	15,130	17,341
Deferred customer revenue	9,306	9,045
Other accrued liabilities	23,917	23,753

Total current liabilities	59,149	63,122
Other non-current liabilities	9,803	7,922

Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 28,435 and 28,208 shares issued and outstanding, respectively	284	282
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	266,053	253,534
Accumulated deficit	(122,802)	(126,498)

Total stockholders’ equity	143,535	127,318

Total liabilities and stockholders’ equity	$212,487	$198,362

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Customer revenue	$342,874	$273,907	$208,574
Terminating access revenue	6,826	6,127	5,312

Total revenue	349,700	280,034	213,886

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $27,708, $22,896 and $22,064, respectively, shown separately below)	109,673	84,459	64,294
Selling, general and administrative (exclusive of depreciation and amortization of $13,797, $9,074 and $5,733, respectively, shown separately below)	192,354	153,456	114,408
Public offering expenses	—	2	945
Depreciation and amortization	41,505	31,970	27,797

Total operating expenses	343,532	269,887	207,444

Operating income	6,168	10,147	6,442

Other income (expense):
Interest income	846	2,700	1,919
Interest expense	(224)	(252)	(163)
Other income (expense), net	—	—	12

Income before income taxes	6,790	12,595	8,210
Income tax (expense) benefit	(3,094)	8,903	(430)

Net income	$3,696	$21,498	$7,780

Net income per common share:
Basic	$0.13	$0.77	$0.29

Diluted	$0.12	$0.72	$0.27

Weighted average common shares outstanding:
Basic	28,339	27,837	26,951
Diluted	29,589	29,989	28,971

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2005	26,560	$266	$230,797	$(701)	$(155,776)	$74,586
Exercise of stock options	854	8	4,084	—	—	4,092
Share-based compensation from options to employees	—	—	4,227	—	—	4,227
Share-based compensation from restricted shares to employees	5	—	106	—	—	106
Share-based compensation for non-employees	—	—	—	22	—	22
Excess tax benefit relating to share-based payments	—	—	290	—	—	290
Elimination of deferred stock compensation relating to employee options	—	—	(657)	657	—	—
Adjustment to offering costs	—	—	5	—	—	5
Net income	—	—	—	—	7,780	7,780

Balance at December 31, 2006	27,419	274	238,852	(22)	(147,996)	91,108
Exercise of stock options	767	8	4,779	—	—	4,787
Issuance of employee benefit plan stock	21	—	759	—	—	759
Share-based compensation from options to employees	—	—	6,551	—	—	6,551
Share-based compensation from restricted shares to employees	1	—	1,566	—	—	1,566
Share-based compensation for non-employees	—	—	370	22	—	392
Excess tax benefit relating to share-based payments	—	—	657	—	—	657
Net income	—	—	—	—	21,498	21,498

Balance at December 31, 2007	28,208	282	253,534	—	(126,498)	127,318
Exercise of stock options	75	1	764	—	—	765
Issuance of employee benefit plan stock	95	—	1,409	—	—	1,409
Share-based compensation from options to employees	—	—	7,387	—	—	7,387
Share-based compensation from restricted shares to employees	—	—	3,741	—	—	3,741
Share-based compensation for non-employees	—	—	171	—	—	171
Vesting of restricted shares	76	1	(1)	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(19)	—	(314)	—	—	(314)
Excess tax benefit relating to share-based payments	—	—	(638)	—	—	(638)
Net income	—	—	—	—	3,696	3,696

Balance at December 31, 2008	28,435	$284	$266,053	$—	$(122,802)	$143,535

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Years Ended December 31,
	2008	2007	2006
Operating Activities:
Net income	$3,696	$21,498	$7,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,505	31,970	27,797
Deferred tax expense (benefit)	2,597	(9,623)	—
Provision for doubtful accounts	6,406	4,821	3,629
Non-cash share-based compensation	12,887	9,989	4,355
Excess tax benefit relating to share-based payments	638	(657)	(290)
Changes in operating assets and liabilities:
Accounts receivable	(9,625)	(9,392)	(11,536)
Inventory	(1,166)	(2,050)	(811)
Prepaid expenses and other current assets	(1,523)	(1,014)	(603)
Other assets	(1,652)	1,038	1,242
Accounts payable	(2,187)	5,445	(1,826)
Other liabilities	(2,948)	9,783	13,923

Net cash provided by operating activities	48,628	61,808	43,660

Investing Activities:
Purchases of property and equipment	(67,611)	(54,969)	(42,092)
Purchases of marketable securities	—	(44,993)	(65,929)
Redemption of marketable securities	—	54,988	66,104
(Increase) decrease in restricted cash and marketable securities	(29)	(115)	617
Proceeds on disposal of fixed assets	—	—	6

Net cash used in investing activities	(67,640)	(45,089)	(41,294)

Financing Activities:
Taxes paid on vested restricted shares	(314)	—	—
Repayment of long-term debt and capital leases	—	(98)	(284)
Equity issuance costs	—	—	5
Financing issuance costs	—	(4)	(108)
Excess tax benefits relating to share-based payments	(638)	657	290
Proceeds from exercise of stock options	765	4,787	4,092

Net cash (used in) provided by financing activities	(187)	5,342	3,995

Net (decrease)/increase in cash and cash equivalents	(19,199)	22,061	6,361
Cash and cash equivalents at beginning of period	56,174	34,113	27,752

Cash and cash equivalents at end of period	$36,975	$56,174	$34,113

Supplemental disclosure:
Interest paid	$129	$127	$119
Income taxes paid	—	7	224
Non-cash purchases of property and equipment	2,302	2,565	1,775

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008

(Amounts in thousands, except per share amounts)

1. Description of Business

Cbeyond, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of December 31, 2008, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami and Minneapolis. The Company launched service to customers in the Greater Washington D.C. Area in the first quarter of 2009.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiary (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services are provided or mobile handset delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Revenue derived from monthly recurring charges for local voice and data services and other recurring services is billed in advance and deferred until earned. Revenues derived from telecommunications services that are not included in monthly recurring charges, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

Customers who elect to receive mobile service must purchase the mobile handsets from the Company. Mobile handset revenue is recognized at the time of shipment when title to the handset passes to the customer and totaled $2,757, $2,328 and $771, or 0.8%, 0.8% and 0.4% of total revenues, in 2008, 2007 and 2006, respectively. Mobile handset revenue is determined based on the amounts collectable from the handset sale and is net of any handset discounts offered to the customer. The handset revenue is typically less than the Company’s cost of the handsets, and the Company recognizes this loss at the time of shipment to the customer.

The Company recognizes revenues and cost of revenues on a gross basis for certain taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions between the Company and its customers. These taxes and surcharges represent approximately 25% of the taxes billed to customers and include universal service fund charges. Such amounts totaled $8,218, $5,988 and $4,338, respectively, for the years ended December 31, 2008, 2007 and 2006.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company collects revenue for customer installation services, it is deferred along with a portion of the installation costs, up to the amount of installation revenue collected. The deferred installation revenue and deferred installation costs are recognized over the term of the customer contract.

The Company offers marketing promotions in the form of various customer rebates and reimbursements that may not ultimately be earned and claimed by customers. This is referred to as “breakage”. Prior to recording breakage, the Company records these promotions as a reduction to revenue at their maximum amounts due to the lack of sufficient historical experience required under GAAP to estimate the amount that would ultimately be earned and claimed by customers. The Company has gained sufficient historical experience to begin estimating breakage for promotions for which sufficient history did not previously exist and recognized approximately $776 and $523 as the initial change in estimate for these promotions in 2006 and 2008, respectively. There were no material amounts recognized relating to promotions where breakage had not previously been recognized in 2007. In addition, there have been no material changes in estimated breakage rates after the initial estimates were made.

The Company offers customers certain web-based services that are hosted on the Company’s technology infrastructure. Customers do not take physical possession of the related software applications, except for certain licenses that may be required by some customers to obtain our service. The Company determined that this offering should be accounted for as a service arrangement. Because service is provided on a constant basis with no discernable pattern of performance, the related revenue is recognized on a monthly subscription basis, or straight-line, over the respective periods in which customers use the service.

Costs of Revenue

From time to time, the Company receives certain vendor-issued sales incentives in the form of payment credits for achieving specific sales milestones as outlined in each specific vendor arrangement. These incentives are designed to defray specific upfront customer acquisition costs. Since the vendor-issued incentives represent a reimbursement of costs incurred to sell the vendor’s services, such incentives are recorded as a reduction of the specifically identified customer acquisition costs and reduce cost of sales in the period that the vendor-issued sales incentives are earned.

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

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in our allowance for losses on customer accounts receivable for the years ended December 31, 2008, 2007 and 2006:

	Balance at Beginning of Year	Additions Charged to Cost and Expense	Less Deductions (1)	Balance at End of Year
Customer Accounts Receivable Allowance
2008	$2,983	$6,406	$(7,015)	$2,374
2007	2,586	4,821	(4,424)	2,983
2006	1,811	3,629	(2,854)	2,586

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.

Bad debt expense totaled 1.8%, 1.7%, and 1.7% of revenue, in 2008, 2007 and 2006, respectively. Of the total bad debt expense in 2007 and 2008, $2,046 and $2,058, respectively, were recognized in the fourth quarter.

Cash and Cash Equivalents

Cash and cash equivalents include primarily money market funds that invest primarily in securities of the U.S. government.

Restricted Cash

Restricted cash consists of money market funds held as collateral for letters of credit issued on behalf of the Company (see Note 6). Some vendors providing services to the Company require letters of credit to be redeemed in the event the Company cannot meet its obligations to the vendor. These letters of credit are issued to the Company’s vendors, and in return, the Company is required to maintain cash or cash equivalents on hand with the bank at a dollar amount equal to the letters of credits outstanding. In the event market conditions change and the letters of credit outstanding increase beyond the level of cash on hand at a commercial bank, the Company will be required to provide additional collateral. The Company’s collateral requirements (restricted cash) were $1,164 and $1,135 as of December 31, 2008 and 2007, respectively.

Marketable Securities

Marketable securities consisted of commercial paper and were classified as investments available for sale. The Company’s investments available for sale are carried at fair value. As of December 31, 2006, the Company held debt securities consisting of commercial paper that matured in January 2007 with an adjusted cost basis of $9,995, which approximated its fair value. As of December 31, 2008 and 2007, all investments were in money market funds and, accordingly, were classified as cash equivalents.

Inventories

The Company states its inventories at the lower of cost or market. Inventories consist primarily of mobile handsets and are stated using the first-in, first-out (FIFO) method. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of revenue. The cost of mobile handsets is included in cost of revenue upon shipment to a customer.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the duration of their useful life to the Company. Repair and maintenance costs are expensed as incurred. The Company pays certain equipment maintenance costs in advance under multi-year maintenance contracts, which are included in current and non-current assets, and amortizes these costs to expense over the term of the maintenance contract.

Network engineering costs incurred during the development phase of the Company’s networks are capitalized as part of property and equipment and recorded as construction-in progress until the projects are completed and placed into service.

The Company capitalizes internal-use software development costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). For the years ended December 31, 2008, 2007 and 2006, the Company capitalized $11,779, $7,778 and $4,107, respectively, associated with these software development efforts. These costs are generally amortized to expense over a period of three years depending on the useful life of the related asset.

Income Taxes

The Company accounts for income taxes under the liability method, which requires companies to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax basis of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred income tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The Company evaluates the realizability of its deferred income tax assets, primarily resulting from net operating loss carryforwards, and adjusts its valuation allowance, if necessary, as occurred during the fourth quarter of 2007 (see Note 7).

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Since adoption and through December 31, 2008, the Company has not had any material unrecognized tax benefits.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as components of its income tax provision. The Company did not have any interest and penalties accrued upon the adoption of FIN 48, and, as of December 31, 2008 and 2007, the Company does not have any interest and penalties accrued related to unrecognized tax benefits.

Impairment and Other Losses on Long-Lived Assets

The Company evaluates impairment losses on long-lived assets used in operations when events and changes in circumstances indicate that the assets might be impaired. If the Company’s review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. The Company’s review is at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company occasionally replaces equipment and software due to obsolescence and upgrade before the end of its originally estimated useful life and incurs losses on the undepreciated cost. In addition, the Company incurs losses on the undepreciated cost of its equipment that it is not able to recover from former customers. This equipment resides at customer locations to enable connection to the Company’s telecommunications network. These losses are recorded as additional depreciation and amortization expense in cost of revenue and totaled $2,130, $1,164 and $601 for the years ended December 31, 2008, 2007 and 2006, respectively.

Marketing Costs

The Company expenses marketing costs, including advertising, as these costs are incurred. Such costs amounted to approximately $3,029, $2,747 and $2,185 during 2008, 2007 and 2006, respectively.

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of trade accounts receivable, which are generally unsecured, and cash and cash equivalents. The Company’s risk is mitigated by its accounts receivable being diversified among a large number of customers with relatively low average balances segregated by both geography and industry type. Because the Company’s operations were conducted in Atlanta, Georgia; Dallas, Texas; Houston, Texas; Denver, Colorado; Chicago, Illinois; Los Angeles, California; San Diego, California; Detroit, Michigan; the San Francisco Bay Area, California; Miami, Florida; and Minneapolis, Minnesota through 2008, its revenues and receivables were geographically concentrated in these cities.

The Company’s cash and cash equivalents are concentrated primarily in money market funds that invest in U.S. Treasury Obligations. Management believes these investments limit the risk of loss of principal.

Fair Value

The Company has used the following methods and assumptions in estimating its fair value disclosures for financial instruments:

•

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable equals or approximates their respective fair values.

•

The carrying amounts reported in the consolidated balance sheets for capital leases approximate fair value due to the use of imputed interest rates based on the variable interest rates of the Company’s prior debt.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123(R)) using the modified prospective transition method. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the period in which the share-based compensation vests.

Basic and Diluted Net Income per Share

Basic net income per share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average common shares outstanding for the period. For the years ended December 31, 2008, 2007 and 2006, the Company reported net income, and accordingly considered the dilutive

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effect of share-based awards outstanding during the periods. For purposes of the calculation of diluted earnings per share for the years ended December 31, 2008, 2007 and 2006, an additional 1,250, 2,152 and 2,020 shares, respectively, were added to the denominator because they were dilutive for the period. Weighted average shares issuable upon the exercise of stock options that were not included in the calculation of diluted earnings per share were 1,836, 584 and 203 for the years ended December 31, 2008, 2007 and 2006, respectively. Such shares were not included because they were anti-dilutive.

Reclassifications

The Company reclassified certain amounts in our prior year’s Consolidated Financial Statements to conform to our current year presentation. These reclassifications include the following:

•

In our December 31, 2006 Consolidated Statement of Cash Flows and Statement of Stockholders’ Equity, we have aggregated certain share-based compensation amounts that were previously presented separately.

•

In our 2007 and 2006 Consolidated Financial Statements, we have reclassified and increased our depreciation and amortization expense by $1,164 and $601, respectively, to reflect amounts previously classified as non-operating loss on disposal of property and equipment.

•

In our December 31, 2007 Consolidated Balance Sheet, we have reclassified and increased other non-current liabilities by $7,328 to reflect deferred rent amounts previously classified as other current accrued liabilities. This reclassification also resulted in an increase in non-current net deferred tax assets of $989 with a corresponding reduction in current net deferred tax assets.

3. Accounting Standards

Recently Adopted Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 162, “The Hierarchy of General Accepted Accounting Principles” (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 was effective for us on November 15, 2008 and had no effect on our Consolidated Financial Statements.

In September 2006, the Emerging Issues Task Force issued EITF No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider (EITF 06-1), which provides guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its service. Depending on the circumstances, such consideration is considered either a reduction of revenue or a cost. EITF 06-1 was effective for the Company beginning January 1, 2008 and did not have a material effect on our Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 was effective for the Company beginning January 1, 2008 for all financial assets and

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and for non-financial assets and liabilities recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis (at least annually), of which the Company has none. The adoption of SFAS 157 did not have an effect on the Consolidated Financial Statements. For all other non-financial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009, as noted further below.

Recently Issued Accounting Pronouncements

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities that are not already recognized or disclosed at fair value in the Consolidated Financial Statements on a recurring basis until fiscal years beginning after November 15, 2008. The Company does not expect this statement will have a material effect on its Consolidated Financial Statements.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 to the financial assets of companies in a market that is not active. FASP 157-3 does not change the definition of fair market value measurements under SFAS 157. Rather, FSP 157-3 clarifies the application of SFAS 157 in times of market dislocation and does not prescribe the assumption of valuation based on forced liquidation or distressed sales, nor does it automatically conclude that a transaction price is determinative of fair value in such markets. The FASB further expresses that a reporting entity’s own valuation assumptions about future cash flows and appropriately risk-adjusted discount rates are acceptable when relevant observable inputs are not available. FSP 157-3 is immediately effective; however the Company does not expect any effect to its Consolidated Financial Statements at this time.

4. Property and Equipment

Property and equipment consist of:

	Year Ended December 31,
	Useful Lives	2008	2007
	(In years)
Network and lab equipment	2–20	$200,178	$158,934
Leasehold improvements	3–10	16,098	12,765
Computers and software	2–7	67,675	53,899
Furniture and fixtures	5–7	5,817	4,553
Construction-in progress		9,970	6,103

		299,738	236,254
Less accumulated depreciation and amortization		(173,052)	(137,900)

Property and equipment, net		$126,686	$98,354

Beginning in 2007, the Company began purchasing network capacity under long-term contracts, typically 20 years, for the indefeasible right of use (IRU) of fiber network infrastructure owned by others. These investments are capitalized as part of the Company’s network assets since the terms of these contracts represent substantially all of the estimated economic life of the fiber. Once placed in service, IRUs are amortized over the remaining contract term. As of December 31, 2008 and 2007, the cost of these assets totaled $1,625 and $1,000, respectively. The first IRU was placed in service in early 2008. Accumulated amortization of these assets totaled $53 as of December 31, 2008.

The Company periodically offers certain programs to its customers whereby it will directly pay third party vendors for the costs of installing hardware necessary to provide service at the customer’s location. The Company capitalizes these costs and classifies them as network and lab equipment. During the years ended December 31, 2008 and 2007, $1,869 and $947 of vendor installation program costs were capitalized as network and lab equipment, respectively.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of the assets of the Company are pledged as collateral under the revolving line of credit with Bank of America.

5. Other Accrued Liabilities

	As of December 31,
	2008	2007
Accrued bonus	$5,674	$7,538
Accrued other compensation and benefits	2,734	2,475
Accrued sales taxes	3,909	3,550
Accrued other taxes	5,554	5,011
Accrued promotions	2,462	1,746
Deferred rent	10,037	7,861
Other accrued expenses	3,350	3,494

Current and non-current accrued liabilities	33,720	31,675
Less:
Non-current portion of deferred install revenue	661	594
Non-current portion of deferred rent	9,142	7,328

Total current portion of other accrued liabilities	$23,917	$23,753

6. Revolving Line of Credit

On February 8, 2006, the Company entered into a credit agreement with Bank of America through its only subsidiary, Cbeyond Communications, LLC, or LLC, which provides for a secured revolving line of credit for up to $25,000. The credit agreement terms were subsequently amended on July 2, 2007 and February 24, 2009. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at the Company’s option, will equal a LIBO rate or an alternate base rate plus, in each case, and applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans shall be 1, 2, 3 or 6 months, at the Company’s option. The current applicable margins for LIBO rate loans are 1.75%, 2.00% and 2.25% for loans drawn in aggregate up to $8,333, between $8,333 and $16,667, and between $16,667 and $25,000, respectively. The current applicable margins for alternate base rate loans are 0.25%, 0.50%, and 0.75% for loans drawn in aggregate up to $8,300, between $8,300 and $16,700, and between $16,700 and $25,000, respectively. In addition, the Company is required to pay to Bank of America under the revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.25%. The term of the facility is five years.

The credit agreement is secured by all assets of the subsidiary and is guaranteed by Cbeyond, Inc., or the Parent. All assets of the consolidated entity reside with the Cbeyond Communications, LLC entity. In addition, Cbeyond, Inc. has no assets other than its member interest in Cbeyond Communications, LLC and no operations other than those conducted by Cbeyond Communications, LLC. Accordingly, substantially all income and cash flows from operations are generated by Cbeyond Communications, LLC and all assets appearing on the Consolidated Financial Statements secure the credit facility. In addition, the facility contains certain restrictive covenants, including restrictions on the payment of dividends.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008 and 2007, $23,865 of the $25,000 line of credit is available. Availability is reduced due to $1,135 in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by the Company’s restricted cash (see Note 2).

Through December 31, 2008, the Company may have exceeded the permitted amount contained in the negative financial covenant of the credit agreement pertaining to the restriction of dividends that the LLC may pay to the Parent for corporate overhead expenses that are incurred by the Parent. The credit agreement restricts the corporate overhead payments to the Parent of $500 each fiscal year. On February 24, 2009 the Company obtained a waiver from Bank of America that waives any historic violation of this covenant for the years ended December 31, 2006, 2007 and 2008. The Company also entered into an amendment to the credit agreement that increases the permitted payments to the Parent from $500 to $2,000 per fiscal year, which the Company believes will be sufficient to cover such expenses.

7. Income Taxes

In 2008, 2007 and 2006, the Company utilized net operating loss carryforwards to offset the majority of its taxable income. Current income taxes recognized relate primarily to Alternative Minimum Tax (AMT) or to states that either do not have net operating loss carryforwards or that have taxing regimes that do not consider net operating losses. In addition, the Company recorded an income tax benefit of $674 for the fourth quarter of 2008 for the release of a portion of the valuation allowance, resulting in an increase to basic and diluted earnings per share of $.02. The Company also recorded an income tax benefit of $9,623 during the fourth quarter of 2007 for the release of a portion of the valuation allowance, resulting in an increase to basic and diluted earnings per share of $0.35 and $0.32, respectively.

Due to the Company’s history of losses, the net deferred tax asset had a full valuation allowance until the fourth quarter of 2007 when the Company partially reduced its valuation allowance. This change in estimate resulted from management determining that there was sufficient positive evidence that the Company will be able to utilize a portion of its loss carryforwards to offset future taxable income. In reaching this conclusion, the Company commissioned a study and determined that there was no limitation on the Company’s ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership occurring through September 13, 2006. Although this study has not been formally updated, management evaluated whether subsequent transactions have impacted the Company’s ability to utilize net operating loss carryforwards and concluded that no meaningful limitations have occurred.

The current and deferred income tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows.

	2008	2007	2006
Current
Federal	$222	$362	$430
State	910	358	—

Total current	1,132	720	430

Deferred
Federal	2,502	4,176	2,566
State	134	236	92
Change in valuation allowance	(674)	(14,035)	(2,658)

Total deferred	$1,962	$(9,623)	$—

Income tax provision (benefit)	$3,094	$(8,903)	$430

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The current provision for federal income taxes during the years ended December 31, 2008, 2007 and 2006 consisted of AMT resulting from the ability to offset only 90% of AMT taxable income with AMT net operating losses. AMT payments result in a credit that will be used to offset regular income taxes due in future periods, when and if the Company pays regular income tax. The Company also recorded current state tax expense in 2008 and 2007 of $910 and $358, respectively. This expense is primarily a result of the Texas Margin Tax that went into effect during 2007 and totaled $789 and $148 in 2008 and 2007, respectively. Certain exclusions were available during the initial year of the tax that were not available in 2008 or beyond. This tax is not dependent upon levels of pre-tax income and has a significant influence on the Company’s effective tax rate. As the Texas markets’ operating results become proportionately less significant to the consolidated results and consolidated pre-tax income increases, the impact of this tax on the Company’s effective tax rate will decline.

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Federal income tax provision at statutory rate	$2,377	$4,408	$2,874
State income taxes, net of federal benefit	679	595	92
Nondeductible expenses	200	129	122
Nondeductible share-based compensation costs	441	—	—
Other	71	—	—
Change in valuation allowance	(674)	(14,035)	(2,658)

	$3,094	$(8,903)	$430

The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax assets:
Net operating loss	$36,117	$38,918
Deferred rent	3,767	2,941
Allowance for doubtful accounts	891	1,116
Accrued telecommunication liabilities	1,167	2,929
Accrued liabilities	1,526	916
Share-based compensation expense	7,500	4,391
Other	2,696	2,565

Gross deferred tax assets	53,664	53,776

Deferred tax liabilities:
Property and equipment	11,502	8,499
Other	734	578

Gross deferred tax liabilities	12,236	9,077

Net deferred tax assets	41,428	44,699
Valuation allowance	(34,402)	(35,076)

Net deferred tax assets	7,026	9,623

Less non-current net deferred tax assets	(5,134)	(7,320)

Current net deferred tax assets	$1,892	$2,303

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the Company has federal net operating loss carryforwards of approximately $124,013 and state net operating loss carryforwards of $108,107, which begin expiring in 2021. The federal net operating loss carryforward consists of net operating losses unrelated to share-based compensation of $88,727 (with a corresponding deferred tax asset of $31,054) and net operating losses related to share-based compensation of $35,286. The Company follows the “with and without approach”, including indirect effects, under SFAS 123(R) which considers the impact of share-based compensation deductions last when computing the tax benefits of share-based compensation. Under this approach, any regular income tax benefit derived from net operating losses related to share-based compensation is reflected as additional paid-in-capital at the time such benefit is realized. Utilization of existing net operating loss carryforwards may be limited in future years if significant ownership changes were to occur.

The tax years 2006 to 2008, according to statute, remain open to examination by the major taxing jurisdictions to which the Company is subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2001 to 2005 may also be subject to examination.

8. Employee Benefit Plan

The Company has a 401(k) Defined Contribution Retirement Plan (the Plan) for the benefit of eligible employees and their beneficiaries. All regular employees are eligible to participate in the Plan on the first day of the month following 90 days of employment provided they have reached the age of 18. The Plan provides for an employee deferral up to the dollar limit that is set by the IRS.

As of the year ended December 31, 2006, the Plan did not provide for a matching contribution by the employer. Effective January 1, 2007, the Company began to match 50% of contributions up to 3% of eligible compensation to all 401(k) plan participants as well as provide a discretionary Company contribution of 1.5% of eligible compensation to all Plan eligible employees who were employed on June 30, the last day of the plan year. Effective January 1, 2008, the Company increased the match to 50% of contributions up to 4% of eligible compensation to all 401(k) plan participants as well as provided a discretionary Company contribution of 1.5% of eligible compensation to all Plan eligible employees who were employed on June 30, the last day of the plan year. The Company match and discretionary contribution are both funded in Company stock subsequent to the 401(k) plan year-end. The Company contribution vests over time; however, the employees may elect to sell the shares immediately in order to diversify their investments. Although the match and contribution are provided in Company shares, Company shares are not otherwise an investment option, and the employees may not use funds in their 401(k) to purchase additional Company shares.

The Company has a commitment to contribute shares to the Plan at the end of each plan year (June 30). The number of shares is variable based on the share price on the last day of the plan year when the obligation becomes fixed and payable. Based on the December 31, 2008 share price, 74 shares are required to satisfy the $944 obligation accrued from July 1, 2008 to December 31, 2008. The ultimate number of shares relating to the obligation at December 31, 2008 will be higher or lower depending on whether the share price on June 30, 2009 has decreased or increased from the December 31, 2008 share price. In addition, the shares that will be issued in 2009 will increase relating to further obligations accruing from January 1, 2009 through June 30, 2009.

During the years ended December 31, 2008 and 2007, the Company recognized $1,588 and $1,480, respectively, of share-based compensation expense relating to the match and contribution under the Plan. As of the last day of the 401(k) plan year, the Company’s contribution relating to the twelve months ended June 30, 2008 and the six months ended June 30, 2007 became fixed based on the active 401(k) plan participants as of the end of the plan year. Accordingly, the Company contributed 95 and 21 shares of Company stock to the respective employees’ 401(k) accounts in July 2008 and July 2007, respectively.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Share-Based Compensation Plans

The Company maintains share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of the Company’s common stock on the grant date. The fair market value of the Company’s common stock is determined by the closing price of the Company’s common stock on the grant date. Beginning in 2007, the Company’s policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Compensation expense related to share-based awards for the years ended December 31, 2008, 2007 and 2006 totaled $12,887, $9,989 and $4,355, respectively. As of December 31, 2008, the Company has 698 share-based awards available for future grant.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123(R) and EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, which the Company deems more reliably measurable than the fair value of the consideration received. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete.

Stock Options

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were use to estimate the grant date fair value of options during the years ended December 31, 2008, 2007, and 2006:

	Years ended December 31,
	2008	2007	2006
Grant date fair value	$8.88	$19.24	$9.45

Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	51.3%	50.0%	63.0%
Risk-free interest rate	2.9%	4.4%	4.6%
Expected multiple of share price to exercise price upon exercise	2.4	3.7	3.0
Post vest cancellation rate	6.2%	5.4%	9.3%

Management evaluates the appropriateness of its underlying assumptions each time it estimates the fair value of equity instruments requiring measurement under SFAS 123(R). To assist management in validating its assumptions, the Company periodically engages consultants with relevant experience to assess and evaluate its assumptions.

The risk-free interest rate used in estimating the fair value of options is based on U.S. Treasury zero-coupon securities using the contractual term of the option. The Company also uses historical data to estimate the expected multiple of share price to exercise price upon exercise and the forfeiture rate of options granted. Through the third quarter of 2007, the Company had not been a public company long enough to rely on its own volatility history. Therefore, expected volatility was based on historical volatilities experienced by companies considered comparable to Cbeyond, Inc. based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility remained consistent over time, although the mix and

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

weighting of representative volatilities were refined periodically to ensure that the four primary categories were appropriately considered. Beginning in the fourth quarter of 2007, the Company began using its own market-based historical volatility. In reviewing the modifications to the development of its underlying valuation assumptions, the Company considered whether applying the refined assumptions would have had a material impact on recent valuations performed using the previous assumptions and concluded that the effect on compensation expenses would not have resulted in a materially different amount.

The following table summarizes our option activity and weighted average exercise price during the years ended December 31, 2008, 2007 and 2006 (shares in thousands):

	2008		2007		2006
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	3,476	$14.31	3,635	$9.20	3,643	$6.60
Granted	1,031	17.33	861	32.98	1,072	15.27
Exercised (A)	(75)	10.24	(767)	6.22	(854)	4.79
Forfeited or cancelled	(220)	25.19	(253)	29.08	(226)	12.52

Outstanding at end of year	4,212	14.55	3,476	14.31	3,635	9.20

Vested and expected to vest at end of year	4,056	$14.35	3,342	$13.66	3,498	$8.94

(A)	The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $562, $22,945 and $14,594, respectively.

The following table summarizes our options outstanding and exercisable as of December 31, 2008 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding (A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Outstanding (B)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
3.88	1,009	3.43	$3.88	1,009	3.43	$3.88
11.00 to 14.00	1,561	7.18	11.66	934	6.79	11.65
16.00 to 19.00	344	9.15	16.28	16	7.42	18.28
19.01 to 22.00	653	9.28	19.79	84	7.58	20.30
29.00 to 34.00	495	8.62	30.04	133	8.52	30.07
Over 36	150	8.26	38.82	58	8.34	38.25

	4,212	6.95	$14.55	2,234	5.61	$10.30

(A)	As of December 31, 2008, the aggregate intrinsic value of options outstanding was $18,963.
(B)	As of December 31, 2008, the aggregate intrinsic value of options exercisable was $16,256.

As of December 31, 2008, unrecognized share-based compensation expense related to unvested stock option awards totals approximately $15,850 and is expected to be recognized over a weighted-average period of 1.71 years.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Shares

Restricted shares generally vest at a rate of 25% per year over four years or at the attainment of certain performance targets as of the determination date, although the Board of Directors may occasionally approve a different vesting period. Restricted shares expire, where applicable, if performance targets have not been met.

During the years ended December 31, 2008, 2007 and 2006, the Company granted 703, 248 and 5 restricted shares, respectively. Approximately 220 of the restricted shares granted in 2008 were performance shares for which the ultimate number of shares earned depend upon the attainment of meeting certain minimum adjusted EBITDA levels. Specifically, half of these performance shares will vest if a minimum adjusted EBITDA level of $104,500 is achieved in either 2009 or 2010. The remainder will vest if a minimum adjusted EBITDA level of $199,500 is achieved in either 2011 or 2012. As of December 31, 2008 we have not recognized any share-based compensation expense related to the performance shares since the initial performance period does not commence until January 1, 2009.

The following table summarizes our restricted share award activity during the years ended December 31, 2008, 2007 and 2006 (shares in thousands):

	2008		2007		2006
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	233	$30.94	—	$—	—	$—
Granted	703	19.93	248	31.21	5	20.30
Vested (A)	(76)	30.79	(1)	29.62	(5)	20.30
Forfeited	(16)	24.88	(14)	38.81	—	—

Outstanding at end of year	844	$21.78	233	$30.94	—	$—

(A)	The fair value of restricted shares that vested during the years ended December 31, 2008, 2007 and 2006 was $1,267, $39 and $106, respectively.

As of December 31, 2008, unrecognized shared-based compensation expense related to unvested restricted shares awards totals approximately $15,437 and is expected to be recognized over a weighted-average period of 2.17 years.

10. Commitments

The Company has entered into various non-cancelable operating leases, with expirations through June 2016, for office space used in its operations. The Company also leases customer circuits from ILECs under minimum agreements for volume and term commitments in order to obtain more favorable pricing on a per circuit basis. Future minimum obligations under these arrangements as of December 31, 2008 are as follows:

	Operating Leases	Volume and Term Commitments
2009	$7,845	$3,885
2010	8,325	1,485
2011	8,367	99
2012	8,431	—
2013	7,709	—
Thereafter	14,727	—

	$55,404	$5,469

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense for the years ended December 31, 2008, 2007 and 2006 was $6,483, $4,957 and $3,360, respectively. Certain real estate leases have fixed escalation clauses, holidays, and leasehold improvement allowances. Such leasehold improvement allowances were $2,329, $2,565 and $1,775 in 2008, 2007 and 2006, respectively. These allowances are capitalized as leasehold improvements, which are depreciated over the shorter of their useful lives or the lease term. The benefits of the allowances and the minimum lease payments under such operating leases are recorded on a straight-line basis over the life of the lease. The Company’s lease agreements also generally have lease renewal options that are at its discretion and range in terms.

At December 31, 2008, the Company had outstanding letters of credit of $1,135. These letters of credit expire at various times through May 2016 and collateralize certain of the Company’s obligations to third parties.

11. Segment Information

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

At December 31, 2008, the operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami and Minneapolis. Although the Greater Washington D.C. Area market has not yet entered its operating phase as of December 31, 2008, the pre-launch expenses are disclosed for purposes of this segment disclosure. The Company has launched service to customers in the Greater Washington D.C Area market in the first quarter of 2009. The operating results and capital expenditures from the operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

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

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, the Company uses Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering expenses, gain or loss on asset dispositions and non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by the Company’s chief operating decision maker to assess and evaluate the performance of the business and its operating segments, both on a consolidated and on an individual basis.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about the Company’s operating segments:

	Years Ended December 31,
	2008	2007	2006
Revenues
Atlanta	$81,059	$72,811	$63,529
Dallas	69,501	61,184	51,335
Denver	70,707	64,829	58,531
Houston	46,843	38,990	26,382
Chicago	36,367	26,748	12,281
Los Angeles	23,669	12,347	1,828
San Diego	10,728	2,510	—
Detroit	5,472	576	—
San Francisco Bay Area	3,372	39	—
Miami	1,396	—	—
Minneapolis	586	—	—

Total revenues (1)	$349,700	$280,034	$213,886

Adjusted EBITDA
Atlanta (2) (3)	$45,092	$41,893	$37,881
Dallas (4)	36,351	30,035	24,008
Denver	37,733	35,180	31,835
Houston (5)	22,848	16,487	8,676
Chicago	12,745	6,967	(1,411)
Los Angeles	4,723	(1,611)	(5,624)
San Diego	(1,470)	(5,241)	(630)
Detroit	(3,580)	(3,444)	—
San Francisco Bay Area	(5,380)	(1,468)	—
Miami	(4,899)	(66)	—
Minneapolis	(3,182)	(2)	—
Greater Washington DC Area (6)	(594)	—	—
Seattle (7)	(11)	—	—
Corporate	(79,816)	(66,622)	(55,196)

Total adjusted EBITDA	$60,560	$52,108	$39,539

Operating income (loss)
Atlanta (2) (3)	$41,063	$37,625	$32,825
Dallas (4)	32,571	25,707	18,922
Denver	34,339	31,345	26,992
Houston (5)	19,306	13,021	5,916
Chicago	9,487	4,318	(2,934)
Los Angeles	2,334	(3,210)	(6,251)
San Diego	(2,691)	(5,851)	(631)
Detroit	(4,695)	(3,841)	—
San Francisco Bay Area	(6,388)	(1,544)	—
Miami	(5,477)	(71)	—
Minneapolis	(3,525)	(2)	—
Greater Washington DC Area (6)	(604)	—	—
Seattle (7)	(11)	—	—
Corporate	(109,541)	(87,350)	(68,397)

Total operating income	$6,168	$10,147	$6,442

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2008	2007	2006
Depreciation and amortization expense
Atlanta	$3,900	$4,150	$5,056
Dallas	3,672	4,217	5,086
Denver	3,284	3,740	4,843
Houston	3,471	3,366	2,760
Chicago	3,203	2,540	1,523
Los Angeles	2,307	1,516	627
San Diego	1,168	548	1
Detroit	1,076	360	—
San Francisco Bay Area	963	62	—
Miami	532	3	—
Minneapolis	310	—	—
Greater Washington DC Area (6)	3	—	—
Corporate	17,616	11,468	7,901

Total depreciation and amortization expense	$41,505	$31,970	$27,797

Capital expenditures
Atlanta	$5,287	$5,602	$5,669
Dallas	2,837	4,250	6,923
Denver	4,232	3,202	4,961
Houston	2,422	3,553	3,587
Chicago	2,399	3,812	2,843
Los Angeles	2,638	3,582	3,444
San Diego	2,481	2,534	1,561
Detroit	2,114	3,965	146
San Francisco Bay Area	2,744	3,108	—
Miami	3,653	1,149	—
Minneapolis	2,705	335	—
Greater Washington DC Area (6)	4,171	164	—
Seattle (7)	529	—	—
Corporate	31,728	22,278	14,733

Total capital expenditures	$69,940	$57,534	$43,867

(1)	During 2008, the Company recognized a revenue benefit of $523 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.
(2)	During 2008, the Company settled an outstanding cost of revenue obligation relating to previous periods for approximately $579 less than the recorded liability, resulting in a benefit to cost of revenue for the Atlanta operating segment.
(3)	During 2008, the Company recognized a benefit of approximately $921 in its cost of revenue for the Atlanta operating segment. This benefit arose due to a change in estimate relating to shortening the back billing limitation period for certain recorded obligations resulting from regulatory precedents established by the Georgia Public Service Commission during the third quarter of 2008. See Triennial Review Remand Order discussion in Note 13.
(4)	During 2008, the Company settled an outstanding cost of revenue obligation relating to previous periods for approximately $1,354 less than the recorded liability resulting in a benefit to cost of revenue for the Dallas operating segment. See Triennial Review Remand Order discussion in Note 13.
(5)	During 2008, the Company settled an outstanding cost of revenue obligation relating to previous periods for approximately $503 less than the recorded liability resulting in a benefit to cost of revenue for the Houston operating segment. See Triennial Review Remand Order discussion in Note 13.
(6)	The Company launched service to customers in the Greater Washington D.C Area market in the first quarter of 2009.
(7)	The Company plans to launch service to customers in the Seattle market in the third quarter of 2009.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2008	2007	2006
Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$60,560	$52,108	$39,539
Depreciation and amortization	(41,505)	(31,970)	(27,797)
Non-cash share-based compensation	(12,887)	(9,989)	(4,355)
Public offering expenses	—	(2)	(945)
Interest income	846	2,700	1,919
Interest expense	(224)	(252)	(163)
Other income (expense), net	—	—	12
Income tax (expense) benefit	(3,094)	8,903	(430)

Net income	$3,696	$21,498	$7,780

12. Public Offering Costs

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

13. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (FCC) issued its Triennial Review Remand Order (TRRO) and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers (ILECs) to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduced the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that were deemed to be or become sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within a wire center. In addition, certain caps were imposed regarding the number of unbundled network element (UNE) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps were exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the federal 1996 Telecommunications Act. If, in the future, the conditions or caps are exceeded in additional locations, ILEC UNE obligations could be further reduced.

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

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Beginning on March 11, 2005, the Company began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. The Company continues to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of December 31, 2008 and December 31, 2007, respectively, the Company’s accrual totals $3,036 and $6,211. The accrued liability balance at December 31, 2008 included additional costs of revenue of $1,491 recognized during 2008, offset by reductions of $4,666. The reductions include $3,745 relating to the settlement of certain of these TRRO liabilities for less than recorded amounts. In connection with this settlement and as referenced in Note 11, the Company recognized a benefit to cost of revenue of approximately $1,857 in 2008, relating to negotiating settlements that were less than the TRRO liabilities recorded. Also included in the reductions is a benefit of approximately $921 due to a change in estimate relating to shortening the back billing limitation period as discussed in Note 11. Both the aforementioned benefits to cost of revenue in the amounts of $1,857 and $921 were recorded as telecommunications cost recoveries. In 2007, the Company recognized $1,803 as additional cost of revenue related to the implementation of TRRO. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. The Company believes volume and/or term pricing plans are the most probable pricing regime to which the Company is subject based on its experience and its intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A portion of these accrued expenses have never been invoiced by the ILECs and are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. During 2008, approximately $408 of unbilled TRRO expenses passed the statutory back billing period and were reversed as a benefit to cost of revenue. For the portion of the accrued TRRO expenses that have been invoiced as of December 31, 2008, the Company has been billed $2,062 in excess of the amount it has cumulatively recognized in its Consolidated Results of Operations. Management believes these excess billings are erroneous and that the amounts accrued as of December 31, 2008 represent the best estimate of the final settlement of these liabilities.

General Regulatory Contingencies

The Company operates in a highly regulated industry and is subject to regulation and oversight by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to the Company’s Consolidated Results of Operations. In addition, the Company is always at risk of non-compliance, which can result in fines and assessments. The Company regularly evaluates the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (SFAS 5). However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.

Dissolution of Captive Leasing Entities

December 31, 2006, the Company dissolved and collapsed its captive leasing companies. These entities, historically, purchased assets sales tax-free and leased the assets to the operating companies as a means of preserving cash flow in the Company’s start-up phase of operations. During 2006, management determined that

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the nature of the Company’s operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, certain underpayments were identified, and liabilities were recorded for the estimated taxes due. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts recorded by the Company. In accordance with SFAS 5, the additional interest and penalties could range from zero to $703.

Legal Proceedings

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business. As of December 31, 2008, the following litigation matters were pending:

On May 6, 2008, a purported class action lawsuit was filed against the Company and its chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The action was brought by Steven Weisberg, individually and on behalf of a proposed class of purchasers of the Company’s common stock between November 1, 2007 and February 21, 2008. The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, based upon allegations that the Company underreported its customer churn rate. The plaintiff seeks to recover an unspecified amount for damages on behalf of himself and all other individual and institutional investors who purchased or otherwise acquired the Company’s securities between November 1, 2007 and February 21, 2008, excluding the defendants and their affiliates. On October 24, 2008, the plaintiffs filed an amended complaint which, in accordance with court rulings, changed the purported class representatives to two institutional investors, Genesee County Employees’ Retirement System and the Essex Regional Retirement Board. The amended complaint also added J. Robert Fugate, the Company’s chief financial officer and an executive vice president, as an individual defendant. The amended complaint does not materially alter the allegations of the original complaint. On December 23, 2008, the Company moved to dismiss the amended complaint. Plaintiff’s have opposed that motion and our reply to their opposition is currently due to be filed March 23, 2009. The Company believes that the allegations in the original complaint and the amended complaint are without merit and intends to vigorously defend its interests in this matter and any related matters.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain officers and directors of the Company in the Superior Court of Fulton County of the State of Georgia by Meghal Antani and John C. Scheldt, derivatively on behalf of nominal defendant Cbeyond, Inc., based upon allegations that the Company underreported its customer churn rate. The complaints allege breaches of fiduciary duties, abuse of control, gross mismanagement, unjust enrichment, misappropriation of information and aiding and abetting breach of fiduciary duty occurring between August 8, 2007 and December 11, 2007. The complaints seek to recover unspecified damages. On January 30, 2009 plaintiffs filed a consolidated derivative complaint that removes as defendants Patrick Pittard, Madison Dearborn Partners, LP and LCM Group, Inc. The consolidated derivative complaint also dropped claims for abuse of control, misappropriation of information and aiding and abetting breach of fiduciary duty. The response to the complaint is currently due on March 31, 2009.

On November 11, 2008, the City of Houston filed suit against Cbeyond in the State District Court of Harris County, Texas, alleging that Cbeyond has been underpaying right-of-way fees to the city since the Company began operating there in 2004. The City of Houston is seeking unspecified damages arising from the alleged underpayment. The Company has since removed the case to the United States District Court for the Southern District of Texas. The Company believes that the allegations in the complaint are without merit and intends to vigorously defend its interests in this matter.

At this time, it is not possible for us to predict the ultimate outcome of these legal proceedings.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Related Party Transactions

Cbeyond has had a close relationship with Cisco Systems, Inc. and its financing subsidiary, Cisco Systems Capital (collectively, Cisco). Cisco has been and continues to be one of the Company’s major equipment suppliers. In addition, one of its executives is on the Company’s Board of Directors and Audit Committee.

During the years ended December 31, 2008, 2007 and 2006, the Company purchased approximately $24,669, $21,148 and $18,700, respectively, of equipment and services from Cisco. As of December 31, 2008 and 2007, the Company’s outstanding accounts payable to Cisco totaled approximately $164 and $1,012, respectively.

15. Selected Quarterly Financial Data (unaudited)

In the quarterly table below, we have reclassified and increased our depreciation and amortization expense and decreased our operating income to reflect amounts previously classified as non-operating loss on disposal of property and equipment. See amounts previously reported.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	$80,493	$85,092	$90,243	$93,872
Gross profit (exclusive of depreciation and amortization)	55,455	57,890	63,220	63,462
Depreciation and amortization expense	9,754	10,119	10,591	11,041
Operating income	1,719	746	2,848	855
Income before income taxes	2,043	877	3,020	850
Net income	1,003	496	1,664	533
Net income per common share—basic	0.04	0.02	0.06	0.02
Net income per common share—diluted	0.03	0.02	0.06	0.02

Amounts Previously Reported:
Depreciation and amortization expense	9,012	9,523	10,272	na
Operating income	2,461	1,342	3,167	na
Loss on disposal of property and equipment (non-operating)	742	596	319	na

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007
Revenue	$63,026	$67,715	$72,416	$76,877
Gross profit (exclusive of depreciation and amortization)	44,247	47,552	50,628	53,148
Depreciation and amortization expense	7,452	7,800	7,982	8,736
Operating income	2,500	2,325	2,747	2,575
Income before income taxes	3,063	2,932	3,396	3,204
Net income	2,733	2,892	3,380	12,493
Net income per common share—basic	0.10	0.10	0.12	0.44
Net income per common share—diluted	0.09	0.10	0.11	0.41

Amounts Previously Reported:
Depreciation and amortization expense	7,120	7,557	7,763	8,366
Operating income	2,832	2,568	2,966	2,945
Loss on disposal of property and equipment (non-operating)	332	243	219	370

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting, which appear in Item 8 of this Annual Report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our definitive proxy statement issued in connection with the 2009 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference.

The Board of Directors for Cbeyond, Inc. (the “Company”) has adopted a Code of Ethics. This Code of Ethics applies to all of the Company’s directors, officers and employees and all such individuals are required to strictly adhere to the principles as described in the Code of Ethics. The Code of Ethics is available on our website at www.cbeyond.net. The foregoing information will also be available in print upon request.

Item 11.	Executive Compensation

The information required by this item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Participation” issued in connection with the 2009 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item 12 will be contained in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners” issued in connection with the 2009 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2009 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2009 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2008 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(A) 1. Financial Statements.

The response to this item is included in Item 8.

        2. Financial Statement Schedule. None

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

        3. Exhibits

See the response to Item 15(b) below.

(B) Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit

3.1(a)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.

3.2(b)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.

10.1(b)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.

10.2(b)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.3(b)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.

10.4(b)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.

10.5(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.6(b)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.

10.7(b)	Form of Amended and Restated At-Will Employment Agreement.

10.8(c)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.9(d)	First Amendment to Credit Agreement, dated as of July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.10(e)	Form of Indemnity Agreement by and between Cbeyond and each of the executive officers.

10.11(f)	Form of At-Will Employment Agreement by and between Cbeyond and James Geiger.

10.12(f)	Form of At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate.

10.13(f)	Form of At-Will Employment Agreement by and between Cbeyond and each of Robert Morrice, Brooks Robinson, Chris Gatch, Joseph Oesterling and Richard Batelaan.

10.14	Waiver and Second Amendment to Credit Agreement, dated as of February 24, 2009, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto (filed herewith).

21.1	Subsidiaries of Cbeyond, Inc. (filed herewith).

Exhibit No.	Description of Exhibit
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a)	Incorporated by reference to Registration Statement on Firm S-1 filed on September 19, 2006 (File No. 333-137445), as amended by Amendment No. 1 filed on September 25, 2006.
(b)	Incorporated by reference to Registration Statement on Form S-1 filed on May 16, 2005 (File No. 333-124971), as amended by Amendment No. 1 filed on June 30, 2005, by Amendment No. 2 filed on July 27, 2005, by Amendment No. 3 filed on August 24, 2005, by Amendment No. 4 filed on September 20, 2005, by Amendment No. 5 filed on October 3, 2005, by Amendment No. 6 filed on October 5, 2005, by Amendment No. 7 filed on October 7, 2005 and by Amendment No. 8 filed on October 27, 2005.
(c)	Incorporated by reference to Form 8-K dated February 14, 2006 filed on February 14, 2006 (File No. 000-51588).
(d)	Incorporated by reference to Form 10-Q for second quarter 2007, filed on August 7, 2007 (File No. 000-51588).
(e)	Incorporated by reference to Form 10-Q for third quarter 2007 filed on November 6, 2007 (File No. 000-51588).
(f)	Cbeyond, Inc. plans to enter into these At-Will Employment Agreements with such individuals shortly after the filing of this report.

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

Signature	Title	Date

/S/ JAMES F. GEIGER James F. Geiger	Chairman, President and Chief Executive Officer	March 6, 2009

/S/ J. ROBERT FUGATE J. Robert Fugate	Executive Vice President and Chief Financial Officer	March 6, 2009

/S/ HENRY C. LYON Henry C. Lyon	Vice President and Chief Accounting Officer	March 6, 2009

/S/ JOHN CHAPPLE John Chapple	Director	March 6, 2009

/S/ DOUGLAS C. GRISSOM Douglas C. Grissom	Director	March 6, 2009

/S/ D. SCOTT LUTTRELL D. Scott Luttrell	Director	March 6, 2009

/S/ MARTIN MUCCI Martin Mucci	Director	March 6, 2009

/S/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 6, 2009

/S/ PATRICK PITTARD Patrick Pittard	Director	March 6, 2009

/S/ DAVID A. ROGAN David A. Rogan	Director	March 6, 2009

/S/ ROBERT ROTHMAN Robert Rothman	Director	March 6, 2009