Form 10-Q
period 2009-03-31
CBEYOND, INC.
filed 2009-05-01
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☑  No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes    ☐  No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes    ☐  No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on April 27, 2009
Common Stock, $0.01 par value	28,690,127

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we”, “our”, “us”, the “Company” or “Cbeyond”.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “expectations,” “guidance,” “believes,” “expect” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “projects,” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect Cbeyond; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities Exchange Commission, or SEC including our Annual Report on Form 10-K and this report in the section titled “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Risk Factors.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,312	$36,975
Accounts receivable, gross	29,643	28,759
Less: Allowance for doubtful accounts	(2,300)	(2,374)

Accounts receivable, net	27,343	26,385
Prepaid expenses	6,398	6,429
Inventory, net	4,269	4,027
Deferred tax asset, net	1,360	1,892
Other assets	933	1,122

Total current assets	71,615	76,830
Property and equipment, gross	315,969	299,738
Less: Accumulated depreciation and amortization	(183,600)	(173,052)

Property and equipment, net	132,369	126,686
Restricted cash	1,165	1,164
Non-current deferred tax asset, net	5,810	5,134
Other non-current assets	2,951	2,673

Total assets	$213,910	$212,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,054	$10,796
Accrued telecommunications costs	14,012	15,130
Deferred customer revenue	9,418	9,306
Other accrued liabilities	20,852	23,917

Total current liabilities	57,336	59,149

Other non-current liabilities	10,161	9,803
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 28,508 and 28,435 shares issued and outstanding, respectively	285	284
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	268,871	266,053
Accumulated deficit	(122,743)	(122,802)

Total stockholders’ equity	146,413	143,535

Total liabilities and stockholders’ equity	$213,910	$212,487

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Income

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Customer revenue	$96,472	$78,738
Terminating access revenue	1,788	1,755

Total revenue	98,260	80,493

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $7,114 and $6,780, respectively, shown separately below)	31,879	25,038
Selling, general and administrative (exclusive of depreciation and amortization of $4,415 and $2,974, respectively, shown separately below)	55,461	43,982
Depreciation and amortization	11,529	9,754

Total operating expenses	98,869	78,774

Operating (loss) income	(609)	1,719

Other income (expense):
Interest income	18	380
Interest expense	(89)	(56)
Other income (expense), net	(2)	—

(Loss) income before income taxes	(682)	2,043
Income tax benefit (expense)	741	(1,040)

Net income	$59	$1,003

Net income per common share:
Basic	$—	$0.04

Diluted	$—	$0.03

Weighted average common shares outstanding:
Basic	28,453	28,228
Diluted	29,725	29,849

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2008	28,435	$284	$266,053	$(122,802)	$143,535
Exercise of stock options	7	—	70	—	70
Issuance of employee benefit plan stock	—	—	23	—	23
Share-based compensation from options to employees	—	—	1,590	—	1,590
Share-based compensation from restricted shares to employees	—	—	1,472	—	1,472
Share-based compensation for non-employees	—	—	424	—	424
Vesting of restricted shares	103	1	(1)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(37)	—	(522)	—	(522)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(238)	—	(238)
Net income	—	—	—	59	59

Balance at March 31, 2009	28,508	$285	$268,871	$(122,743)	$146,413

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$59	$1,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,529	9,754
Deferred tax (benefit) expense	(144)	636
Provision for doubtful accounts	1,958	1,465
Non-cash share-based compensation	4,064	3,015
Excess tax benefit relating to share-based payments	—	(28)
Changes in operating assets and liabilities:
Accounts receivable	(2,916)	(1,988)
Inventory	(242)	80
Prepaid expenses and other current assets	220	(462)
Other assets	(278)	(1,432)
Accounts payable	2,258	(2,355)
Other liabilities	(4,738)	(5,182)

Net cash provided by operating activities	11,770	4,506

Investing Activities:
Purchases of property and equipment	(16,980)	(14,836)
(Increase) decrease in restricted cash and marketable securities	(1)	—

Net cash used in investing activities	(16,981)	(14,836)

Financing Activities:
Taxes paid on vested restricted shares	(522)	(268)
Excess tax benefit relating to share-based payments	—	28
Proceeds from exercise of stock options	70	435

Net cash (used in) provided by financing activities	(452)	195

Net decrease in cash and cash equivalents	(5,663)	(10,135)
Cash and cash equivalents at beginning of period	36,975	56,174

Cash and cash equivalents at end of period	$31,312	$46,039

Supplemental disclosure:
Interest paid	$32	$33
Income taxes paid	$327	$155
Non-cash purchases of property and equipment	$336	$718

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of March 31, 2009, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis and the Greater Washington D.C. Area.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Basic and Diluted Net Income per Share

Basic net income per common share excludes dilution for potential common stock issuances and is computed by dividing net income by the weighted-average common shares outstanding for the period. For the three months ended March 31, 2009 and 2008, the Company reported net income, and accordingly considered the dilutive effect of shares and share-based awards outstanding during the period for the diluted earnings per share calculation. For purposes of the calculation of diluted earnings per share for the three months ended March 31, 2009 an additional 1,272 shares were added to the denominator because they were dilutive for such periods compared to 1,621 shares for the three months ended March 31, 2008. Weighted average shares issuable upon the exercise of stock options that were anti-dilutive and therefore not included in the calculation of diluted earnings per share were 2,378 and 1,271 for the three months ended March 31, 2009 and 2008, respectively.

Reclassifications

We reclassified certain amounts in our prior year condensed consolidated financial statements to conform to our current year presentation. The reclassification includes the following:

•

For the three months ended March 31, 2008, in our Condensed Consolidated Statement of Income, we have reclassified and increased our depreciation and amortization expense by $742, to reflect amounts previously classified as non-operating loss on disposal of property and equipment.

New Accounting Standards

Recently Adopted Standards

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

Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 was effective beginning January 1, 2008 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually), of which we have none. The adoption of SFAS 157 did not have an effect on our condensed consolidated financial statements. For all other non-financial assets and liabilities, SFAS 157 was effective beginning January 1, 2009 and did not have a material effect on our condensed consolidated financial statements.

Note 3. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Compensation expense related to share-based awards for the three months ended March 31, 2009 and 2008 totaled $4,064 and $3,015, respectively. As of March 31, 2009, we had 824 share-based awards available for future grant.

For the three months ended March 31, 2009 we recognized approximately $219 of share-based compensation expense related to the performance awards granted by our Board of Directors in July 2008 to certain executives. The performance shares vest based on achieving specified adjusted EBITDA (as defined) performance targets in either 2009 or 2010 and either in 2011 or 2012. There was no share-based compensation expense related to these awards recorded in 2008.

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2009	4,212	844
Granted	75	278
Stock options exercised	(7)	—
Restricted stock vested	—	(103)
Forfeited or cancelled	(36)	(1)

Outstanding, March 31, 2009	4,244	1,018

Options exercisable, March 31, 2009	2,710

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were used to estimate the grant date fair value of options during the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
Grant date fair value	$15.22	$26.63
Expected dividend yield	0.0%	0.0%
Expected volatility	58.0%	49.6%
Risk-free interest rate	1.9%	2.8%
Expected multiple of share price to exercise price upon exercise	2.3	2.4
Post vest cancellation rate	6.2%	5.7%

As of March 31, 2009, we have $13,037 and $16,921 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.7 and 2.1 years, respectively.

We have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the Plan) at the end of each plan year (June 30). The number of shares to be contributed is variable based on the share price on the last day of the plan year when the obligation becomes fixed and payable. Based on the March 31, 2009 share price, 94 shares are required to satisfy the $1,755 obligation accrued from July 1, 2008 to March 31, 2009. The ultimate number of shares relating to the obligation at March 31, 2009 will be higher or lower depending on whether the share price on June 30, 2009 has decreased or increased from the March 31, 2009 share price. In addition, the shares that will be issued June 30, 2009 will increase relating to further obligations accruing from March 31, 2009 to June 30, 2009.

During the three months ended March 31, 2009 and 2008, $579 and $478, respectively, of share-based compensation expense was recognized related to the match and contribution under the Plan.

Note 4. Income Taxes

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009		2008
Federal income tax (benefit) provision at statutory rate	$(239)	(35.0)%	$715	35.0%
State income tax (benefit) expense, net of federal benefit	(219)	(32.1)%	261	12.8%
Nondeductible expenses	(79)	(11.7)%	64	3.1%

Estimated annual effective tax rate		(78.8)%		50.9%
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	383	56.2%	—	—
Other	(9)	(1.3)%	—	—
Change in valuation allowance	(578)	(84.8)%	—	—

Total	$(741)	(108.7)%	$1,040	50.9%

In accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting, income tax expense is calculated by determining an estimated annual effective tax rate and applying this rate to the pre-tax income for the quarter. The estimated annual effective tax rates for the three months ended March 31, 2009 and 2008 are 78.8% and 50.9%, respectively, and, for 2009, is based on projected positive pre-tax income for the full year. The annual effective rate reflects an estimated tax due for the Texas Margin Tax of $873, or approximately 29.2 percentage points, net of the federal benefit, of the effective tax rate. In addition, income tax expense for the first quarter of 2009 also includes the effects of certain transactions that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur.

During the three months ended March 31, 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, a deferred tax asset of $578 relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes was written off, with the change going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remaining $383 charged to income tax expense. In addition, our valuation allowance against other deferred tax assets was no longer required and was reduced by $578 as an income tax benefit.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	March 31, 2009	December 31, 2008
Accrued bonus	$2,607	$5,674
Accrued other compensation and benefits	3,942	2,734
Accrued sales taxes	3,837	3,909
Accrued other taxes	4,803	5,554
Accrued promotions	1,674	2,462
Deferred rent	10,325	10,037
Other accrued expenses	3,825	3,350

Current and non-current other accrued liabilities	31,013	33,720

Less:
Non-current portion of deferred install revenue	869	661
Non-current portion of deferred rent	9,292	9,142

Total current portion of other accrued liabilities	$20,852	$23,917

Note 6. Segment Information

Our management monitors and analyzes financial results on a segment basis for reporting and management purposes. Specifically, our chief operating decision maker allocates resources to and evaluates the performance of our operating segments based, depending on which segment, on revenue, direct operating expenses, and Adjusted EBITDA (defined below). The accounting policies of our reportable segments are the same as those described in the summary of significant accounting policies.

At March 31, 2009, the operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis and the Greater Washington D.C. Area. We launched service to customers in the Greater Washington D.C. Area market in the first quarter of 2009. Although the Seattle market has not yet entered its operating phase as of March 31, 2009, the pre-launch expenses are disclosed for purposes of this segment disclosure. We intend to launch service to customers in the Seattle market in the third quarter of 2009. The operating results and capital expenditures from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

The balance of our operations is in the Corporate group, for which the operations consist of executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results. Corporate costs are not allocated to the other segments because such costs are managed and controlled on a functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing geographic segment. We do not report assets by segment since we manage assets and make decisions on technology deployment and other investments on a company-wide rather than on a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors. In addition to segment results, we use total Adjusted EBITDA to assess the operating performance of the overall business. Because our chief operating decision maker evaluates the performance of each segment on the basis of Adjusted EBITDA as the primary metric for measuring segment profitability, we believe that segment Adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure operating results and assess performance, and both revenue and Adjusted EBITDA are presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering expenses, gain or loss on asset dispositions and non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by our chief operating decision maker to assess and evaluate the performance of the business and its operating segments, both on a consolidated and on an individual basis.

The tables below present information about our operating segments:

	Three Months Ended March 31,
	2009	2008
Revenues
Atlanta	$21,107	$19,412
Dallas	18,446	16,607
Denver	18,178	17,155
Houston	12,344	11,069
Chicago	9,653	8,406
Los Angeles	7,920	4,945
San Diego	4,084	1,796
Detroit	2,054	851
San Francisco Bay Area	2,380	239
Miami	1,432	13
Minneapolis	645	—
Greater Washington DC Area (3)	17	—

Total revenues (1)	$98,260	$80,493

Adjusted EBITDA
Atlanta (2)	$11,559	$11,221
Dallas	9,281	8,353
Denver	9,614	9,085
Houston	5,847	5,245
Chicago	3,788	2,690
Los Angeles	1,640	950
San Diego	631	(938)
Detroit	(376)	(1,154)
San Francisco Bay Area	(839)	(1,219)
Miami	(1,501)	(781)
Minneapolis	(1,008)	(66)
Greater Washington DC Area (3)	(1,019)	—
Seattle (4)	(10)	—
Corporate	(22,623)	(18,898)

Total adjusted EBITDA	$14,984	$14,488

Operating (loss) income
Atlanta (2)	$10,515	$10,142
Dallas	8,392	7,343
Denver	8,840	8,199
Houston	5,084	4,282
Chicago	2,977	1,852
Los Angeles	935	400
San Diego	231	(1,158)
Detroit	(717)	(1,427)
San Francisco Bay Area	(1,181)	(1,403)

	Three Months Ended March 31,
	2009	2008
Miami	(1,750)	(810)
Minneapolis	(1,187)	(71)
Greater Washington DC Area (3)	(1,075)	—
Seattle (4)	(30)	—
Corporate	(31,643)	(25,630)

Total operating (loss) income	$(609)	$1,719

Depreciation and amortization expense
Atlanta	$1,000	$1,035
Dallas	854	970
Denver	746	844
Houston	739	938
Chicago	790	804
Los Angeles	670	522
San Diego	377	200
Detroit	320	252
San Francisco Bay Area	326	169
Miami	231	9
Minneapolis	168	1
Greater Washington DC Area (3)	52	—
Seattle (4)	20	—
Corporate	5,236	4,010

Total depreciation and amortization expense	$11,529	$9,754

Capital expenditures
Atlanta	$1,024	$677
Dallas	855	683
Denver	904	959
Houston	1,038	778
Chicago	359	580
Los Angeles	1,800	785
San Diego	575	710
Detroit	285	832
San Francisco Bay Area	629	1,146
Miami	607	1,977
Minneapolis	268	1,098
Greater Washington DC Area (3)	191	78
Seattle (4)	164	—
Corporate	8,617	5,251

Total capital expenditures	$17,316	$15,554

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$14,984	$14,488
Depreciation and amortization	(11,529)	(9,754)
Non-cash share-based compensation	(4,064)	(3,015)
Interest income	18	380
Interest expense	(89)	(56)
Other income (expense), net	(2)	—
Income tax (expense) benefit	741	(1,040)

Net income	$59	$1,003

(1)	During the three months ended March 31, 2009, we recognized a revenue benefit of $632 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	During the three months ended March 31, 2008, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $579 less than the recorded liability, resulting in a benefit to cost of revenue for the Atlanta operating segment.

(3)	We launched service to customers in our Greater Washington D.C area market in the first quarter of 2009.

(4)	We intend to launch service to customers in the Seattle market in the third quarter of 2009.

Note 7. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission, or FCC, issued its Triennial Review Remand Order, or TRRO, and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers, or ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduced the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that were deemed to be or become sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within a wire center. In addition, certain caps were imposed regarding the number of unbundled network element (UNE) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps were exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the federal 1996 Telecommunications Act. If in the future, the conditions or caps are exceeded in additional locations, ILEC UNE obligations could be further reduced.

The rates charged by ILECs for our high-capacity circuits in place on March 11, 2005 that were affected by the FCC’s new rules were increased 15% effective for one year until March 2006. In addition, by March 10, 2006, we were required to transition those existing facilities to alternative arrangements, such as other competitive facilities or the higher-priced “special access services” offered by the ILECs, unless another rate had been negotiated. Subject to any contractual protections under our existing interconnection agreements with ILECs, beginning March 11, 2005, we were also potentially subject to the ILECs’ higher “special access” pricing for any new installations of DS-1 loops and/or DS-1 (the capacity equivalent of a T-1) and DS-3 (the capacity equivalent of 28 T-1s) transport facilities in the affected ILEC wire centers, on the affected transport routes, or that exceeded the caps.

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of March 31, 2009 and December 31, 2008, respectively, our accrual totals $3,018 and $3,036, respectively. The accrued liability balance at March 31, 2009 included additional costs of revenue of $330 recognized during the three months ended March 31, 2009. During the three months ended March 31, 2008, we recognized $497 as additional cost of revenue related to the implementation of TRRO. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A portion of these accrued expenses have never been invoiced by the ILECs and are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. Unbilled TRRO expenses that pass the statutory back billing period are usually reversed as a benefit to cost of revenue. For the portion of the accrued TRRO expenses that have been invoiced as of March 31, 2009, we have been billed $1,391 in excess of the amounts cumulatively recognized in our Condensed Consolidated Statements of Income. Management believes these excess billings are erroneous and that the amounts accrued as of March 31, 2009 represent the best estimate of the final settlement of these liabilities.

General Regulatory Contingencies

We operate in a highly regulated industry and are subject to regulation and oversight by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to our Condensed Consolidated Statements of Income. In addition, we are always at risk of non-compliance, which can result in fines and assessments. We regularly evaluate the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (SFAS 5). However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.

Dissolution of Captive Leasing Entities

Effective December 31, 2006, we dissolved and collapsed our captive leasing companies. These entities, historically, purchased assets sales tax-free and leased the assets to the operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, certain underpayments were identified, and liabilities were recorded for the estimated taxes due. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts we recorded. In accordance with SFAS 5, the additional interest and penalties could range from zero to $612.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. As of March 31, 2009, the following litigation matters were pending:

On May 6, 2008, a purported securities class action lawsuit was filed against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, purportedly on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008 based upon allegations that we underreported our customer churn rate. After the Court appointed Genesee County Employees’ Retirement System and the Essex Regional Retirement Board as class representatives, those investors filed an amended complaint on October 24, 2008. The amended complaint added J. Robert Fugate, our chief financial officer and an executive vice president, as an individual defendant, but otherwise did not materially alter the allegations of the original complaint. The amended complaint seeks to recover unspecified damages. On December 23, 2008, we moved to dismiss the amended complaint. Plaintiffs have opposed that motion. We believe that the allegations in the complaint are without merit, and intend to vigorously defend our interests in this matter and any related matters.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia by Meghal Antani and John C. Scheldt, derivatively on behalf of nominal defendant Cbeyond, Inc., based upon allegations that the Company underreported its customer churn rate. The complaints allege breaches of fiduciary duties, abuse of control, gross mismanagement, unjust enrichment, misappropriation of information and aiding and abetting breach of fiduciary duty occurring between August 8, 2007 and December 11, 2007. The complaints seek to recover unspecified damages. On January 30, 2009 plaintiffs filed a consolidated derivative complaint that removed certain defendants and dropped claims for abuse of control, misappropriation of information and aiding and abetting breach of fiduciary duty. The response to the complaint is due to be filed in May 2009.

On November 11, 2008, the City of Houston filed suit against us in the State District Court of Harris County, Texas, alleging that Cbeyond has been underpaying right-of-way fees to the city since we began operating there in 2004. The City of Houston is seeking unspecified damages arising from the alleged underpayment. We have since removed the case to the United States District Court for the Southern District of Texas. We believe that the allegations in the complaint are without merit and intend to vigorously defend our interests in this matter; discovery in this case will be ongoing through January 31, 2010.

At this time, it is not possible for us to predict the ultimate outcome of these legal proceedings, nor do we believe a loss is estimable or probable.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this periodic report and our Annual Report on Form 10-K. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. In this report, Cbeyond, Inc. and its subsidiary are referred to as “we”, “our”, “us”, the “Company” or “Cbeyond”.

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

Our voice services (other than our mobile voice services) are delivered using Voice over Internet Protocol technology, and all such services are delivered over our secure all-IP network, which we believe affords greater service flexibility and significantly lower network costs than traditional service providers using circuit-switch technologies. We offer our mobile voice and data services via our mobile virtual network operator relationship with a nationwide wireless network provider.

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

We compete primarily against ILECs and, to a lesser extent, against competitive local exchange carriers, both of which are local telephone companies. Local telephone companies do not generally have the same focus on our target market and principally concentrate on medium or large enterprises or residential customers. In addition, cable television providers have begun serving the small and medium business market with telephone service, in addition to high speed Internet access and video. To date, we have not experienced significant competition from cable television providers and do not believe that they intend to offer the breadth of services and applications that our customers purchase from us. We compete primarily based on our high-value bundled services that bring many of the same managed services to our customers that have historically been available only to large businesses, as well as based on our customer care, network reliability and operational efficiencies.

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market early in 2001 and have since expanded operations into twelve additional markets. Our current market expansion plan is to open two to three new markets per year depending on economic conditions and to establish operations in the largest 25 U.S. markets. The following comprises the service launch date for our current markets and the anticipated launch date of our announced future markets:

Current Markets	Service Launch Date
Atlanta	2 nd Quarter 2001
Dallas	4 th Quarter 2001
Denver	1 st Quarter 2002
Houston	1 st Quarter 2004
Chicago	1 st Quarter 2005
Los Angeles	1 st Quarter 2006
San Diego	1 st Quarter 2007
Detroit	3 rd Quarter 2007
San Francisco Bay Area	4 th Quarter 2007
Miami	1 st Quarter 2008
Minneapolis	2 nd Quarter 2008
Greater Washington D.C. Area	1 st Quarter 2009

Announced Market	Planned Service Launch Date
Seattle	3 rd Quarter 2009

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

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Based on our historical experience, over time, a substantial majority of our market-specific capital expenditures, such as integrated access devices installed at our customers’ locations, are success-based, incurred primarily as our customer base grows. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, or TDM, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

The majority of our customers subscribe to our BeyondVoice I package, which serves customers with 4-15 local voice lines, or generally 30 or fewer employees. We sell subscriptions of BeyondVoice II to customers with 16-24 local voice lines, or generally 31-100 employees. Our BeyondVoice III package is typically offered to customers with 36 to 48 local voice lines, or generally 101-249 employees. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. As of March 31, 2009, approximately 84.0% of our customer base had BeyondVoice I, 14.7% had BeyondVoice II and 1.3% had BeyondVoice III.

We offer customer promotions in the form of rebates and reimbursements. These rebates and reimbursements, or promotional obligations, may not ultimately be earned and claimed by customers. We refer to these unclaimed amounts as “breakage.” Prior to recording breakage, our promotional obligations are recorded as a reduction of revenue at their maximum amounts due to the lack of sufficient historical experience required under generally accepted accounting principles, or GAAP, to estimate the amount that would ultimately be earned and claimed by customers. We recognize the benefit of changes to these estimated customer promotional obligations once such amounts are reasonably estimable, which periodically results in a significant change in estimate.

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the trend toward customers signing three-year contracts at lower package prices as compared to shorter term contracts, the amount of long distance call volumes that generate overage charges above the basic amount of minutes included in customers’ packages as well as additional terminating access charges and customer usage and purchase patterns. We expect ARPU to be relatively stable through the remainder of 2009. Customer revenues represented approximately 98.2% and 97.8% of total revenues for the three months ended March 31, 2009 and 2008, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the majority of the remainder of total revenues.

Customer revenues are generated under contracts that typically run for three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. Through mid-2007, we maintained average monthly churn rates of approximately 1.0% (we define average monthly churn rate as the average of monthly churn, which is defined for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month). Since that time, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorated economic conditions. We cannot predict the duration or magnitude of the currently deteriorated economic conditions, but we expect our monthly churn rate will continue to be more than 1.0% for at least as long as the current economic environment persists.

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

As a result of the FCC’s 2005 TRRO, we are required to lease circuits under special access, or retail, rates in locations that are deemed to offer competitive facilities as outlined in the FCC’s regulations and interpreted by the state regulatory agencies.

Where permitted by regulation, we lease our access circuits on a wholesale basis as UNE loops or enhanced extended links (EELs) as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. Where UNE pricing is not available, we pay special access rates, which may be significantly higher than UNE pricing. We lease loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use EELs when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using loops and half using EELs, although the impact of the TRRO has reduced our usage of the T-1 transport portion of EELs and resulted in the conversion and consolidation of a majority of the previously installed T-1 transports to high capacity DS-3 transport. Our monthly expenses are significantly less when using loops rather than EELs, but loops require us to incur the capital expenditures of central office collocation equipment. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

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

Reclassifications

Reclassifications have been made to the three months ended March 31, 2008 Revenue and Cost of Revenue table within Item 2 herein to aggregate backbilling expiration credits from Other cost of revenue to Telecommunications cost recoveries as well as to disaggregate Mobile cost from Other cost of revenue. Such reclassifications were made to conform to the current presentation for the three months ended March 31, 2009.

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except ARPU)

	For the Three Months Ended
	March 31, 2009		March 31, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$96,472	98.2%	$78,738	97.8%	$17,734	22.5%
Terminating access revenue	1,788	1.8%	1,755	2.2%	33	1.9%

Total revenue	98,260		80,493		17,767	22.1%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	12,658	12.9%	10,573	13.1%	2,085	19.7%
Other cost of revenue	11,883	12.1%	10,349	12.9%	1,534	14.8%
Mobile cost	8,123	8.3%	5,657	7.0%	2,466	43.6%
Telecommunications cost recoveries	(785)	(0.8)%	(1,541)	(1.9)%	756	(49.1)%

Total cost of revenue	31,879	32.4%	25,038	31.1%	6,841	27.3%

Gross margin (exclusive of depreciation and amortization):	$66,381	67.6%	$55,455	68.9%	$10,926	19.7%

Customer data:
Customer locations at period end	44,342		36,674		7,668	20.9%

ARPU	$755		$748		$7	0.9%

Average monthly churn rate	1.5%		1.3%

Revenue. Total revenue increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 primarily in proportion to the increase in the average number of customers quarter over quarter. ARPU was $755 and $748 for the three months ended March 31, 2009 and 2008, respectively. This increase in ARPU resulted from an increase in the average applications used per customer to 7.1 in the period ended March 31, 2009 from 6.4 in the period ended March 31, 2008, and the recognition of reductions to promotional obligations of $0.6 million in the three months ended March 31, 2009 related to certain customer promotional liabilities recorded in prior periods. The ARPU for the three months ended March 31, 2009 includes $5 related to the aforementioned customer promotional liabilities. We anticipate ARPU to continue to be relatively stable in future periods based on the expectation that our customers will continue to increase the average number of applications they use.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have slightly increased for the three month comparison periods due to our customer growth. These terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the three months ended March 31, 2009 as compared to the three and nine months ended March 31, 2008:

(Dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2009		March 31, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$21,107	21.5%	$19,412	24.1%	$1,695	8.7%
Dallas	18,446	18.8%	16,607	20.6%	1,839	11.1%
Denver	18,178	18.5%	17,155	21.3%	1,023	6.0%
Houston	12,344	12.6%	11,069	13.8%	1,275	11.5%
Chicago	9,653	9.8%	8,406	10.4%	1,247	14.8%
Los Angeles	7,920	8.1%	4,945	6.1%	2,975	60.2%
San Diego	4,084	4.2%	1,796	2.2%	2,288	127.4%
Detroit	2,054	2.1%	851	1.1%	1,203	141.4%
San Francisco Bay Area	2,380	2.4%	239	0.3%	2,141	895.8%
Miami	1,432	1.5%	13	0.0%	1,419	nm
Minneapolis	645	0.7%	—	nm	645	nm
Greater Washington, D.C. Area	17	0.0%	—	nm	17	nm

Total Revenue	$98,260		$80,493		$17,767

Cost of Revenue. The principal driver of the increase in cost of revenue is customer growth. In addition, between 2009 and 2008, we experienced an increase in both the number of mobile handsets sold and the related mobile service costs. These mobile related increases grew at a higher rate than our overall customer growth due to a higher proportion of our customers receiving our mobile services in 2009 than in 2008, driven by both the successful marketing of our BeyondMobile service to our existing customer base and a high mobile adoption rate for new customers.

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

Telecommunication cost recoveries are an ongoing operational activity. We typically record a significant amount of credits each quarter. In addition to typical activity, and as described in Notes 6 to the condensed consolidated financial statements, we recognized benefits to cost of revenue of approximately $0.6 million in the three months ended March 31, 2008 relating to negotiating settlements that were less than the recorded liabilities. This settlement related to the Georgia Rate Remand accrual that spanned a long period of time.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2009		March 31, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$33,427	34.0%	$26,360	32.7%	$7,067	26.8%
Share-based compensation	4,064	4.1%	3,015	3.7%	1,049	34.8%
Marketing cost	529	0.5%	529	0.7%	—	—%
Other selling, general and administrative	17,441	17.7%	14,078	17.5%	3,363	23.9%

Total SG&A	$55,461	56.4%	$43,982	54.6%	$11,479	26.1%

Other operating expenses:
Depreciation and amortization	11,529	11.7%	9,754	12.1%	1,775	18.2%

Total other operating expenses	$11,529	11.7%	$9,754	12.1%	$1,775	18.2%

Other data:
Employees	1,645		1,254		391	31.2%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to increased employee costs. Higher employee costs, which include commissions paid to our direct sales representatives, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the increase in 2009 is primarily attributable to the newer markets, which include Detroit, the San Francisco Bay Area, Miami, Minneapolis and the Greater Washington D.C. Area. Corporate selling, general and administrative costs include an increase of $1.0 million in share-based compensation for the three months ended March 31, 2009. As newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue.

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

Bad debt expense was $2.0 million, or 2.0% of revenues, compared to $1.5 million, or 1.8% of revenues, for the three months ended March 31, 2009 and 2008, respectively. We generally expect higher bad debt expense as a percentage of revenue during corresponding periods of increased average monthly churn.

Operating (Loss) Income

For the three months ended March 31, 2009, our operating loss was $0.6 million compared to operating income of $1.7 million for the comparable period ended March 31, 2008. The growth in our operating expenses outpaced the increase in total revenue over the comparable period for both cost of revenue and in selling, general and administrative expenses. Cost of revenue increases related primarily to higher mobile costs, which grew at a faster rate than revenues due to a higher mobile adoption rate for new customers and greater overall customer base penetration Selling, general and administrative cost increases were higher than revenue growth due primarily to an increase in employees associated with market expansion and increased share-based compensation. During the three months ended March 31, 2009 we had five early stage markets compared to four early stage markets during the comparable period ended March 31, 2008. Early stage markets drive higher costs as the respective market customer bases and related revenue ramp up over time.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended
	March 31, 2009		March 31, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$18	—%	$380	0.5%	$(362)	(95.3)%
Interest expense	(89)	(0.1)%	(56)	(0.1)%	(33)	58.9%
Other income (net)	(2)	—%	—	—%	(2)	nm
Income tax benefit (expense)	741	0.8%	(1,040)	(1.3)%	1,781	(171.3)%

Total income (expense)	$668	0.7%	$(716)	(0.9)%	$1,384	(193.3)%

Interest Income. Interest income decreased for the three month period ended March 31, 2009 primarily as a result of lower interest rates and lower cash on hand over the comparable three month period ended March 31, 2008.

Interest Expense. The majority of our interest expense for the three months ended March 31, 2009 and 2008 relates to commitment fees under our revolving credit facility with Bank of America. During three months ended March 31, 2009 and 2008, we had no amounts outstanding under our revolving line of credit.

Income tax expense. In accordance with interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting, income tax expense is calculated by determining an estimated annual effective tax rate and applying this rate to the pre-tax income for the quarter. The estimated annual effective tax rates for the three months ended March 31, 2009 and 2008 are 78.8% and 50.9%, respectively, and, for 2009, is based on projected positive pre-tax income for the full year. The annual effective rate reflects an estimated tax due for the Texas Margin Tax of $0.9 million, or approximately 29.2 percentage points, net of the federal benefit, of the effective tax rate. In addition, income tax expense for the first quarter of 2009 also includes the effects of certain transactions that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur.

During the three months ended March 31, 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, a deferred tax asset of $0.6 million relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes was written off, with the charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remaining $0.4 million charged to income tax expense. In addition, our valuation allowance against other deferred tax assets was no longer required and was reduced by $0.6 million as an income tax benefit. See Note 4 of the condensed consolidated financial statements for our effective tax rate reconciliation.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

	Years Ended March 31,		Change from Previous Period
	2009	2008	Dollars	Percent
Cash Flows:
Provided by operating activities	$11,770	$4,506	$7,264	161.2%
Used in investing activities	(16,981)	(14,836)	(2,145)	14.5%
(Used in) provided by financing activities	(452)	195	(647)	(331.8)%

Net decrease in cash and cash equivalents	$(5,663)	$(10,135)	$4,472	(44.1)%

Overview. At March 31, 2009 we had cash and cash equivalents of $31.3 million compared to $46.0 million at March 31, 2008. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of money market accounts and cash in our operating accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government. To date we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Cash Flows From Operations. Operating cash flows increased during the three months ended March 31, 2009 from the comparable period in 2008. Operating cash flows from increased revenue were partially offset by additional payments to suppliers and vendors to support these revenues during this period. The increased cash flows from increased revenues were also partially offset by cash used in and to support our newer markets that do not yet generate positive operating cash flow, of which there were six such markets in the three-month period of 2009 compared to five markets in the same period of 2008, as well as those markets we are preparing to launch. Operating cash provided in 2009 also reflects $1.9 million in lower annual bonuses and other annual compensation payments in 2009 as compared to 2008 along with a 2008 settlement and payment of approximately $1.0 million related to accrued telecommunication costs from earlier periods that had been in dispute. Also, operating cash flows increased $4.6 million for the three months ended March 31, 2009, due to a $2.3 million increase in accounts payable in the three months ended March 31, 2009 compared to a $2.3 million decrease for same period of 2008. Operating cash flows will fluctuate favorably and unfavorably depending on the timing of significant vendor payments. These factors primarily account for the increase in cash provided by operating activities of $7.3 million between March 31, 2008 and 2009.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment. Capital expenditures resulted from growth in customers in our existing markets, facility and network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $17.0 million and $14.8 million for three months ended March 31, 2009 and 2008, respectively. We also incur non-cash purchases of property and equipment, primarily related to leasehold improvements, which were $0.3 million and $0.7 million in three months ended March 31, 2009 and 2008, respectively.

Cash Flows From Financing Activities. Cash flows used in financing activities were $0.5 million in the three months ended March 31, 2009 compared to $0.2 million provided by financing activities in the three months ended March 31, 2008. The principal component of the change in cash flows provided by financing activities for the three months ended March 31, 2009 compared to the same period in 2008 is the decrease in proceeds from the exercise of stock options and increased taxes paid related to the vesting of restricted shares.

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

Revolving Line of Credit

In addition to the sources of cash noted above, on February 8, 2006, we entered into a credit agreement with Bank of America through our subsidiary, Cbeyond Communications, LLC, or LLC, which provides for a secured revolving line of credit for up to $25.0 million. The credit agreement terms were subsequently amended on July 2, 2007 and February 24, 2009. As of March 31, 2009 and 2008, no amounts have been drawn against this line of credit although availability is reduced to $23.8 million due to $1.2 million in letters of credit outstanding under the revolving line of credit. These letters of credit are collateralized by our restricted cash. There are no plans to draw down on the line of credit in the near term. The terms of the line of credit are further described in Note 7 of our Consolidated Financial Statements included in our Form 10-K for fiscal 2008, filed with the SEC on March 6, 2009.

Contractual Obligations and Commitments

In April 2009, we entered into a new three-year service agreement with Cisco Systems, Inc. for an annual minimum contractual commitment of approximately $3.9 million, or approximately $11.7 million total minimum commitment.

There have been no material changes with respect to the contractual obligations and commitments disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2008 (“Form 10-K”).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K those that involve a higher degree of judgment and complexity are considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed on March 31, 2009, in the “Critical Accounting Policies” section of the MD&A and Note 2 of the Notes to the Consolidated Financial Statements,.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At March 31, 2009, all investments were in money market funds that invest primarily in short-term U.S. Treasury Obligations and immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the three months ended March 31, 2009 would have changed by as much as approximately $0.1 million. This estimate assumes that the change occurred on the first day of 2009. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. As of March 31, 2009, the following litigation matters were pending against us:

On May 6, 2008, a purported securities class action lawsuit was filed against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, purportedly on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008 based upon allegations that we underreported our customer churn rate. After the Court appointed Genesee County Employees’ Retirement System and the Essex Regional Retirement Board as class representatives, those investors filed an amended complaint on October 24, 2008. The amended complaint added J. Robert Fugate, our chief financial officer and an executive vice president, as an individual defendant, but otherwise did not materially alter the allegations of the original complaint. The amended complaint seeks to recover unspecified damages. On December 23, 2008, we moved to dismiss the amended complaint. Plaintiffs have opposed that motion. We believe that the allegations in the complaint are without merit, and intend to vigorously defend our interests in this matter and any related matters.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia by Meghal Antani and John C. Scheldt, derivatively on behalf of nominal defendant Cbeyond, Inc., based upon allegations that the Company underreported its customer churn rate. The complaints allege breaches of fiduciary duties, abuse of control, gross mismanagement, unjust enrichment, misappropriation of information and aiding and abetting breach of fiduciary duty occurring between August 8, 2007 and December 11, 2007. The complaints seek to recover unspecified damages. On January 30, 2009 plaintiffs filed a consolidated derivative complaint that removed certain defendants and dropped claims for abuse of control, misappropriation of information and aiding and abetting breach of fiduciary duty. The response to the complaint is due to be filed in May 2009.

On November 11, 2008, the City of Houston filed suit against us in the State District Court of Harris County, Texas, alleging that we have been underpaying right-of-way fees to the city since we began operating there in 2004. The City of Houston is seeking unspecified damages arising from the alleged underpayment. We have since removed the case to the United States District Court for the Southern District of Texas. We believe that the allegations in the complaint are without merit and intend to vigorously defend our interests in this matter; discovery in this case will be ongoing through January 31, 2010.

At this time, it is not possible for us to predict the ultimate outcome of these legal proceedings.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our 2008 Annual Report on Form 10-K, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
10.15*	Form of At-Will Amended Employment Agreement by and between Cbeyond and James Geiger.
10.16*	Form of At-Will Amended Employment Agreement by and between Cbeyond and J. Robert Fugate.
10.17*	Form of At-Will Amended Employment Agreement by and between Cbeyond and Robert Morrice.
10.18*	Form of At-Will Amended Employment Agreement by and between Cbeyond and Brooks Robinson.
10.19*	Form of At-Will Amended Employment Agreement by and between Cbeyond and Joe Oesterling.
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	President, Chairman of the Board and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Chief Financial Officer

Date: May 1, 2009

Exhibit Index

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit

10.15*	Form of At-Will Amended Employment Agreement by and between Cbeyond and James Geiger.

10.16*	Form of At-Will Amended Employment Agreement by and between Cbeyond and J. Robert Fugate.

10.17*	Form of At-Will Amended Employment Agreement by and between Cbeyond and Robert Morrice.

10.18*	Form of At-Will Amended Employment Agreement by and between Cbeyond and Brooks Robinson.

10.19*	Form of At-Will Amended Employment Agreement by and between Cbeyond and Joe Oesterling.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Furnished herewith.