Form 10-Q
period 2009-06-30
CBEYOND, INC.
filed 2009-08-07
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes    ☐  No    ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 2, 2009
Common Stock, $0.01 par value	28,884,488

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we”, “our”, “us”, the “Company” or “Cbeyond”.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “expectations,” “guidance,” “believes,” “expect” “anticipates,” “estimates,” “intends,” “plans,” “targets,” “projects,” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect Cbeyond; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities Exchange Commission, or SEC, including our Annual Report on Form 10-K and this report in the section titled “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,854	$36,975
Accounts receivable, gross	30,540	28,759
Less: Allowance for doubtful accounts	(2,286)	(2,374)

Accounts receivable, net	28,254	26,385
Prepaid expenses	6,156	6,429
Inventory, net	4,184	4,027
Deferred tax asset, net	2,517	1,892
Other assets	934	1,122

Total current assets	69,899	76,830
Property and equipment, gross	331,929	299,738
Less: Accumulated depreciation and amortization	(194,809)	(173,052)

Property and equipment, net	137,120	126,686
Restricted cash	1,249	1,164
Non-current deferred tax asset, net	5,810	5,134
Other non-current assets	3,182	2,673

Total assets	$217,260	$212,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,664	$10,796
Accrued telecommunications costs	15,163	15,130
Deferred customer revenue	9,744	9,306
Other accrued liabilities	22,016	23,917

Total current liabilities	56,587	59,149

Other non-current liabilities	10,451	9,803
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 28,717 and 28,435 shares issued and outstanding, respectively	287	284
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	274,884	266,053
Accumulated deficit	(124,949)	(122,802)

Total stockholders’ equity	150,222	143,535

Total liabilities and stockholders’ equity	$217,260	$212,487

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Customer revenue	$100,041	$83,450	$196,513	$162,188
Terminating access revenue	1,796	1,642	3,584	3,397

Total revenue	101,837	85,092	200,097	165,585

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $7,445, $6,773, $14,559 and $13,553, respectively, shown separately below)	34,465	27,202	66,344	52,240
Selling, general and administrative (exclusive of depreciation and amortization of $4,583, $3,346, $8,998 and $6,320, respectively, shown separately below)	57,192	47,025	112,653	91,007
Depreciation and amortization	12,028	10,119	23,557	19,873

Total operating expenses	103,685	84,346	202,554	163,120

Operating (loss) income	(1,848)	746	(2,457)	2,465

Other income (expense):
Interest income	7	218	25	598
Interest expense	(21)	(87)	(110)	(143)
Other income (expense), net	30	—	28	—

(Loss) income before income taxes	(1,832)	877	(2,514)	2,920
Income tax (expense) benefit	(374)	(381)	367	(1,421)

Net (loss) income	$(2,206)	$496	$(2,147)	$1,499

Net income per common share:
Basic	$(0.08)	$0.02	$(0.08)	$0.05

Diluted	$(0.08)	$0.02	$(0.08)	$0.05

Weighted average common shares outstanding:
Basic	28,534	28,286	28,494	28,257
Diluted	28,534	29,558	28,494	29,722

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2008	28,435	$284	$266,053	$(122,802)	$143,535
Exercise of stock options	207	2	992	—	994
Issuance of employee benefit plan stock	—	—	2,108	—	2,108
Share-based compensation from options to employees	—	—	3,693	—	3,693
Share-based compensation from restricted shares to employees	—	—	2,713	—	2,713
Share-based compensation for non-employees	—	—	105	—	105
Vesting of restricted shares	113	1	(1)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(38)	—	(550)	—	(550)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(369)	—	(369)
Excess tax benefit relating to share based payments	—	—	140	—	140
Net loss	—	—	—	(2,147)	(2,147)

Balance at June 30, 2009	28,717	$287	$274,884	$(124,949)	$150,222

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities:
Net (loss) income	$(2,147)	$1,499
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,557	19,873
Deferred tax (benefit) expense	(1,301)	1,016
Provision for doubtful accounts	4,366	2,815
Non-cash share-based compensation	7,687	5,813
Excess tax benefit relating to share-based payments	(140)	(3)
Changes in operating assets and liabilities:
Accounts receivable	(6,235)	(4,501)
Inventory	(157)	239
Prepaid expenses and other current assets	461	(2,779)
Other assets	(509)	(2,005)
Accounts payable	(1,132)	(1,722)
Other liabilities	(733)	(1,237)

Net cash provided by operating activities	23,717	19,008

Investing Activities:
Purchases of property and equipment	(33,337)	(32,611)
(Increase) decrease in restricted cash and marketable securities	(85)	—

Net cash used in investing activities	(33,422)	(32,611)

Financing Activities:
Taxes paid on vested restricted shares	(550)	(273)
Excess tax benefit relating to share-based payments	140	3
Proceeds from exercise of stock options	994	509

Net cash provided by financing activities	584	239

Net decrease in cash and cash equivalents	(9,121)	(13,364)
Cash and cash equivalents at beginning of period	36,975	56,174

Cash and cash equivalents at end of period	$27,854	$42,810

Supplemental disclosure:
Interest paid	$65	$66
Income taxes paid	$1,204	$155
Non-cash purchases of property and equipment	$865	$1,137

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed service provider, was incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of June 30, 2009, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis and the Greater Washington D.C. Area.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Basic and Diluted Net ( Loss) Income per Share

Basic net (loss) income per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income by the weighted-average common shares outstanding for the period. For the three and six months ended June 30, 2009, we reported a net loss and, accordingly, we did not consider the effects of shares issuable upon the exercise of stock options and unvested restricted stock awards outstanding in our computation of diluted loss per share because their effect is anti-dilutive. Had we realized net income for the three and six months ended June 30, 2009, the denominator of our diluted net income per share computation would have included dilutive shares of 1,145 and 1,104, respectively. For the three and six months ended June 30, 2008, we reported net income and, accordingly, considered the dilutive effect of shares issuable upon the exercise of stock options and unvested restricted stock awards outstanding during the periods for the diluted earnings per share calculation. For purposes of the calculation of diluted earnings per share for the three and six months ended June 30, 2008, an additional 1,272 and 1,465 shares, respectively, were added to the denominator because they were dilutive for such periods. Weighted average shares issuable upon the exercise of stock options that were anti-dilutive and therefore not included in the calculation of diluted earnings per share were 1,868 and 1,513 for the three and six months ended June 30, 2008, respectively.

Reclassifications

We reclassified certain amounts in our prior year condensed consolidated financial statements to conform to our current year presentation. The reclassification includes the following:

•

For the three and six months ended June 30, 2008, respectively, in our condensed consolidated statements of operations, we have reclassified and increased our depreciation and amortization expense by $596 and $1,338, to reflect amounts previously classified as non-operating loss on disposal of property and equipment.

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

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1and APB 28-1 (FSP 107-1), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 requires disclosures about fair values of financial instruments for interim periods of publicly traded companies. These disclosures include fair value methods and significant assumptions used. The FSP is currently effective for interim periods ending after June 15, 2009. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable equals or approximates their respective fair values due to their short maturities.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). SFAS 165 is similar to prior guidance except for certain modifications: SFAS 165 requires subsequent events to be named as either recognized or non-recognized subsequent events; additionally, it requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual financial statements ending after June 15, 2009. We adopted SFAS 165 during the three and six months ending June 30, 2009, and it did not have any effect on our condensed consolidated financial statements. We evaluated subsequent events for this purpose through August 6, 2009, the date of this report on Form 10-Q.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards and the Hierarchy of Generally Accepted Accounting Principles (SFAS 168). This statement supersedes and codifies all pre-existing FASB accounting guidance. Following this statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates which will serve as updates to the codification. References to preceding FASB pronouncements or guidance will no longer be allowed. SFAS 168 is effective for interim and annual financial statements ending after September 15, 2009. We do not believe SFAS 168 will have any affect on our condensed consolidated financial statements.

Note 3. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Compensation expense related to share-based awards for the three and six months ended June 30, 2009 totaled $3,623 and $7,687, respectively, and for the three and six months ended June 30, 2008, totaled $2,798 and $5,813, respectively. As of June 30, 2009, we had 719 share-based awards available for future grant.

In July 2008, the Board of Directors granted 220 performance-based share awards to certain executives. These share awards vest only upon achieving specified adjusted EBITDA (as defined) performance targets in either 2009 or 2010 and in either 2011 or 2012. During the three months ended June 30, 2009, we determined that the achievability of the performance criteria related to these 2009 or 2010 awards is no longer probable. As a result during the three months ended June 30, 2009, we reversed $219 of related share-based expense previously recognized during the three months ended March 31, 2009 and recognized no additional expense related to these awards. Additionally, there was no share-based compensation expense related to these awards recorded in 2008.

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2009	4,212	844
Granted	87	438
Stock options exercised (A)	(207)	—
Restricted stock vested (B)	—	(114)
Forfeited or cancelled	(85)	(19)

Outstanding, June 30, 2009	4,007	1,149

Options exercisable, June 30, 2009	2,596

(A)	The total intrinsic value of options exercised during the six months ended June 30, 2009 was $3,012
(B)	The fair value of restricted shares that vested during the six months ended June 30, 2009 was $1,649

The following table summarizes the weighted average grant date common stock fair values and the binomial option-pricing model assumptions that were used to estimate the grant date fair value of options during the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009	2008
Grant date common stock fair value	$18.04	$19.35
Expected dividend yield	0.0%	0.0%
Expected volatility	58.7%	50.8%
Risk-free interest rate	2.1%	3.1%
Expected multiple of share price to exercise price upon exercise	2.3	2.4
Post vest cancellation rate	3.1%	7.0%

As of June 30, 2009, we have $11,189 and $14,526 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.6 and 2.0 years, respectively.

We have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the Plan) at the end of each Plan year (June 30). The number of shares to be contributed is variable based on the share price on the last day of the Plan year when the obligation becomes fixed and payable. During the three and six months ended June 30, 2009, we accrued $597 and $1,176, respectively, of share-based compensation expense relating to the match and contribution. As of the last day of the Plan year, our contribution relating to the Plan year, July 1, 2008 to June 30, 2009, became fixed based on the active Plan participants as of the end of the Plan year. Accordingly, we contributed 165 shares of common stock to the respective employees’ Plan accounts in July 2009. However, such shares are included in our weighted average common shares outstanding as of June 30, 2009 for purposes of calculating basic and diluted earnings per share

During the three and six months ended June 30, 2008, $70 and $548, respectively, of share-based compensation expense was recognized related to the match and contribution under the Plan.

Note 4. Income Taxes

The following table summarizes significant components of our income tax (benefit) provision for the six months ended June 30, 2009 and 2008:

	Six Months Ended June 30,
	2009	2008
Federal income tax (benefit) provision	$(89)	$1,122
State income tax expense, net of federal benefit	267	309
State income tax credits, net of federal benefit	(111)	—
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	218	—
State tax credits, net of federal tax benefit	(65)	—
Other	(9)	—
Change in valuation allowance	(578)	—

Total	$(367)	$1,421

Under the interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting, we recognize interim period income tax expense by determining an estimated annual effective tax rate and applying this rate to the pre-tax income (loss) for the year-to-date period. We determine our estimated annual effective tax rate separately for those jurisdictions expecting pre-tax losses for the full year and for those jurisdictions expecting a pre-tax profit for the full year. Accordingly, at interim dates the actual tax rate applicable to that interim period will differ from our consolidated estimated annual effective tax rate. We currently expect our consolidated estimated annual effective tax rate, excluding discrete items, for 2009 will approximate 68%, but is subject to change.

Our calculation of income taxes for the three months ended March 31, 2009 was based on projected consolidated pre-tax profits for the full year, but our calculation of income taxes for the six months ended June 30, 2009 is based on projected pre-tax losses for the full year. Our change in estimated full-year pre-tax results resulted in $617 of additional income tax expense during the three months ended June 30, 2009. State income tax expense results primarily from gross receipts based taxes for Texas and Michigan that are not based on pre-tax income or loss, partially offset by income tax benefits from states with taxes based on pre-tax income (loss). Also during the quarter ended June 30, 2009, we recognized $176 in state income tax credits, net of federal benefit, under California enterprise zone statutes. This amount included $65 relating to past years and $111 for 2009.

In addition, income tax expense for the first and second quarters of 2009 includes the effects of certain transactions, including the following, that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the three months ended March 31, 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, a deferred tax asset of $578 relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes was written off, with the change going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remaining $383 charged to income tax expense. In addition, our valuation allowance against other deferred tax assets was no longer required and was reduced by $578 as an income tax benefit. Discrete events during the quarter ended June 30, 2009 include tax deductions generated from certain share-based award transactions that exceeded the amount of expense recognized for financial statement purposes These transactions created excess tax benefits of $140 and were recorded as an adjustment to the $383 charged to income tax expense during the first quarter.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	June 30, 2009	December 31, 2008
Accrued bonus	$4,590	$5,674
Accrued other compensation and benefits	2,201	2,734
Accrued sales taxes	3,651	3,909
Accrued other taxes	5,995	5,554
Accrued promotions	1,780	2,462
Deferred rent	10,824	10,037
Other accrued expenses	3,426	3,350

Current and non-current other accrued liabilities	32,467	33,720
Less:
Non-current portion of deferred install revenue	882	661
Non-current portion of deferred rent	9,569	9,142

Total current portion of other accrued liabilities	$22,016	$23,917

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

At June 30, 2009, the operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis and the Greater Washington D.C. Area. Although the Seattle market has not yet entered its operating phase as of June 30, 2009, the pre-launch expenses are disclosed for purposes of this segment disclosure. We intend to launch service to customers in the Seattle market in the fourth quarter of 2009. The operating results and capital expenditures from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

The balance of our operations is in the Corporate group, for which the operations consist of executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results. Corporate costs are not allocated to the other segments because such costs are managed and controlled on a functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing geographic segment. We do not report assets by segment because we manage assets and make decisions on technology deployment and other investments on a company-wide rather than on a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors. In addition to segment results, we use total Adjusted EBITDA to assess the operating performance of the overall business. Because our chief operating decision maker evaluates the performance of each segment on the basis of Adjusted EBITDA as the primary metric for measuring segment profitability, we believe that segment Adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure operating results and assess performance, and both revenue and Adjusted EBITDA are presented herein in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information.

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

The tables below present information about our operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Atlanta	$21,260	$20,088	$42,367	$39,500
Dallas	18,668	17,097	37,114	33,704
Denver	17,841	17,596	36,019	34,751
Houston	12,598	11,587	24,942	22,656
Chicago	9,823	8,957	19,476	17,363
Los Angeles	8,793	5,503	16,713	10,448
San Diego	4,487	2,363	8,571	4,159
Detroit	2,280	1,194	4,334	2,045
San Francisco Bay Area	2,994	558	5,374	797
Miami	2,008	138	3,440	151
Minneapolis	909	11	1,554	11
Greater Washington DC Area	176	—	193	—

Total revenues (1)	$101,837	$85,092	$200,097	$165,585

Adjusted EBITDA
Atlanta (2)	$11,560	$10,865	$23,119	$22,086
Dallas	9,263	8,482	18,544	16,835
Denver	8,979	9,652	18,593	18,737
Houston	5,548	5,540	11,395	10,785
Chicago	3,689	3,033	7,477	5,723
Los Angeles	1,891	1,141	3,531	2,091
San Diego	740	(513)	1,371	(1,451)
Detroit	(349)	(1,142)	(725)	(2,296)
San Francisco Bay Area	(452)	(1,516)	(1,291)	(2,735)
Miami	(1,303)	(1,163)	(2,804)	(1,944)
Minneapolis	(1,177)	(877)	(2,185)	(943)
Greater Washington DC Area	(1,603)	(37)	(2,622)	(37)
Seattle (3)	(104)	—	(114)	—
Corporate	(22,879)	(19,802)	(45,502)	(38,700)

Total adjusted EBITDA	$13,803	$13,663	$28,787	$28,151

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating (loss) income
Atlanta (2)	$10,409	$9,848	$20,924	$19,990
Dallas	8,368	7,564	16,760	14,907
Denver	8,208	8,835	17,048	17,034
Houston	4,820	4,666	9,904	8,948
Chicago	2,862	2,280	5,839	4,132
Los Angeles	1,147	575	2,082	975
San Diego	309	(795)	540	(1,953)
Detroit	(717)	(1,366)	(1,434)	(2,793)
San Francisco Bay Area	(835)	(1,743)	(2,016)	(3,146)
Miami	(1,582)	(1,298)	(3,332)	(2,108)
Minneapolis	(1,380)	(890)	(2,567)	(961)
Greater Washington DC Area	(2,002)	(37)	(3,077)	(37)
Seattle (3)	(114)	—	(144)	—
Corporate	(31,341)	(26,893)	(62,984)	(52,523)

Total operating (loss) income	$(1,848)	$746	$(2,457)	$2,465

Depreciation and amortization expense
Atlanta	$1,123	$1,010	$2,123	$2,045
Dallas	873	916	1,727	1,886
Denver	743	817	1,489	1,661
Houston	697	878	1,436	1,816
Chicago	800	772	1,590	1,576
Los Angeles	718	569	1,388	1,091
San Diego	416	288	793	488
Detroit	352	238	672	490
San Francisco Bay Area	362	231	688	400
Miami	259	135	490	144
Minneapolis	189	1	357	2
Greater Washington DC Area	372	—	424	—
Seattle (3)	2	—	22	—
Corporate	5,122	4,264	10,358	8,274

Total depreciation and amortization expense	$12,028	$10,119	$23,557	$19,873

Capital expenditures
Atlanta	$1,222	$1,160	$2,246	$1,837
Dallas	932	925	1,787	1,608
Denver	593	886	1,497	1,845
Houston	547	649	1,585	1,427
Chicago	422	908	781	1,488
Los Angeles	1,037	502	2,837	1,287
San Diego	500	690	1,075	1,400
Detroit	287	533	572	1,365
San Francisco Bay Area	548	672	1,177	1,818
Miami	722	594	1,329	2,571
Minneapolis	296	1,037	564	2,135
Greater Washington DC Area	250	570	441	648
Seattle (3)	1,216	1	1,380	1
Corporate	8,314	9,067	16,931	14,318

Total capital expenditures	$16,886	$18,194	$34,202	$33,748

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$13,803	$13,663	$28,787	$28,151
Depreciation and amortization	(12,028)	(10,119)	(23,557)	(19,873)
Non-cash share-based compensation	(3,623)	(2,798)	(7,687)	(5,813)
Interest income	7	218	25	598
Interest expense	(21)	(87)	(110)	(143)
Other income (expense), net	30	—	28	—
Income tax (expense) benefit	(374)	(381)	367	(1,421)

Net (loss) income	$(2,206)	$496	$(2,147)	$1,499

(1)	During the six months ended June 30, 2009, we recognized a revenue benefit of $632 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	During the six months ended June 30, 2008, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $579 less than the recorded liability, resulting in a benefit to cost of revenue for the Atlanta operating segment.

(3)	We intend to launch service to customers in the Seattle market in the fourth quarter of 2009.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of June 30, 2009 and December 31, 2008, our accrual totals $3,369 and $3,036, respectively. The accrued liability balance at June 30, 2009 included additional costs of revenue of $352 and $695 recognized during the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2008, respectively, we recognized $224 and $721 as additional cost of revenue related to the implementation of TRRO. These estimates are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A portion of these accrued expenses have never been invoiced by the ILECs and are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. Unbilled TRRO expenses that pass the statutory back billing period are usually reversed as a benefit to cost of revenue. For the portion of the accrued TRRO expenses that have been invoiced as of June 30, 2009, we have been billed $1,603 in excess of the amounts cumulatively recognized in our condensed consolidated statements of operations. Management believes these excess billings are erroneous and that the amounts accrued as of June 30, 2009 represent the best estimate of the final settlement of these liabilities.

General Regulatory Contingencies

We operate in a highly regulated industry and are subject to regulation and oversight by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to our operations. In addition, we are always at risk of non-compliance, which can result in fines and assessments. We regularly evaluate the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual in accordance with Statement of Financial Accounting Standard No. 5, Accounting for Contingencies (SFAS 5). However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.

Dissolution of Captive Leasing Entities

Effective December 31, 2006, we dissolved and collapsed our captive leasing companies. These entities, historically, purchased assets sales tax-free and leased the assets to the operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, certain underpayments were identified, and liabilities were recorded for the estimated taxes due. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts we recorded. In accordance with SFAS 5, the additional interest and penalties could range from zero to $469.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. As of June 30, 2009, the following litigation matters were pending:

On May 6, 2008, a purported securities class action lawsuit was filed against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, purportedly on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008 based upon allegations that we underreported our customer churn rate. An amended complaint was filed on October 24, 2008 adding J. Robert Fugate, our chief financial officer and an executive vice president, as an individual defendant, but otherwise did not materially alter the allegations of the original complaint. On December 23, 2008, we moved to dismiss the amended complaint. Plaintiffs have opposed that motion. We believe that the allegations in the complaint are without merit, and will continue to vigorously defend our interests in this matter and any related matters.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia, with substantially similar factual allegations to the securities case described above, but alleging breaches of fiduciary duties, allegedly occurring between August 8, 2007 and December 11, 2007. On January 30, 2009 plaintiffs filed a consolidated derivative complaint that dropped certain defendants and certain claims from the action.

On November 11, 2008, the City of Houston filed suit against us in the State District Court of Harris County, Texas, alleging that we have been underpaying right-of-way fees to the city since we began operating there in 2004. The City of Houston is seeking unspecified damages arising from the alleged underpayment. We have since removed the case to the United States District Court for the Southern District of Texas, and discovery will be continuing through January of 2010. We believe that the allegations in the complaint are without merit and will continue to vigorously defend our interests in this matter.

At this time, it is not possible for us to predict the ultimate outcome of these legal proceedings, nor do we believe an additional loss, if any, can be reasonably estimated.

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

We compete primarily against incumbent local exchange carriers, or ILECs, and, to a lesser extent, against competitive local exchange carriers, both of which are local telephone companies. Local telephone companies generally do not have the same focus on our target market and principally concentrate on medium or large enterprises or residential customers. In addition, cable television providers have begun serving the small and medium business market with telephone service in addition to high speed Internet access and video. To date, we have not experienced significant competition from cable television providers and do not believe that they intend to offer the breadth of services and applications that our customers purchase from us. We compete primarily based on our high-value bundled services that bring many of the same managed services to our customers that have historically been available only to large businesses, as well as based on our customer care, network reliability and operational efficiencies.

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded operations into eleven additional markets. Our current market expansion plan is to open two to three new markets per year depending on economic conditions and to establish operations in the largest 25 U.S. markets. We previously anticipated a late third quarter 2009 launch of the Seattle market, our 13th market, but now believe Seattle will launch early in the fourth quarter of 2009. The following comprises the service launch dates for current markets and the anticipated launch date of our announced future markets:

Current Markets	Service Launch Date
Atlanta	2 nd Quarter 2001
Dallas	4 th Quarter 2001
Denver	1 st Quarter 2002
Houston	1 st Quarter 2004
Chicago	1 st Quarter 2005
Los Angeles	1 st Quarter 2006
San Diego	1 st Quarter 2007
Detroit	3 rd Quarter 2007
San Francisco Bay Area	4 th Quarter 2007
Miami	1 st Quarter 2008
Minneapolis	2 nd Quarter 2008
Greater Washington D.C. Area	1 st Quarter 2009

Announced Market	Planned Service Launch Date
Seattle	4th Quarter 2009

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

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Based on our historical experience, over time a substantial majority of our market-specific capital expenditures, such as integrated access devices installed at our customers’ locations, are success-based, incurred primarily as our customer base grows. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

Our customers may subscribe to any one of our BeyondVoice I, BeyondVoice II and BeyondVoice III packages. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. For certain customers who may need additional bandwidth, we have begun offering increased bandwidth using Ethernet technology and may offer increased bandwidth via other means in the future. As of June 30, 2009, approximately 84.1% of our customer base had BeyondVoice I, 14.6% had BeyondVoice II and 1.3% had BeyondVoice III.

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

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including customers primarily signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the amount of long distance or mobile call volumes that generate overage charges above the basic amount of minutes included in customers’ packages, customer promotions, as well as additional terminating access charges and customer usage and purchase patterns. Customer revenues represented approximately 98.2% of total revenues for the three and six months ended June 30, 2009 as compared to 98.1% and 97.9% for the comparable periods in 2008. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues.

Customer revenues are generated under contracts that run up to three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. Through mid-2007, we maintained average monthly churn rates of approximately 1.0% (we define average monthly churn rate as the average of monthly churn, which is defined for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month). Since that time, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorated economic conditions. We cannot predict the duration or magnitude of the currently deteriorated economic conditions, but we expect our monthly churn rate will continue to be more than 1.0% for at least as long as the current economic environment persists.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees and the cost of mobile handsets. The primary component of cost of revenue consists of the access fees paid to local telephone companies for the T-1 circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of revenue across our markets.

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

Reclassifications

Reclassifications have been made to the three and six months ended June 30, 2008 Revenue and Cost of Revenue table within Item 2 herein to aggregate backbilling expiration credits from Other cost of revenue to Telecommunications cost recoveries as well as to disaggregate Mobile cost from Other cost of revenue. Such reclassifications were made to conform to the current presentation for the three and six months ended June 30, 2009.

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except ARPU)

	For the Three Months Ended
	June 30, 2009		June 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$100,041	98.2%	$83,450	98.1%	$16,591	19.9%
Terminating access revenue	1,796	1.8%	1,642	1.9%	154	9.4%

Total revenue	101,837		85,092		16,745	19.7%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	13,125	12.9%	10,936	12.9%	2,189	20.0%
Other cost of revenue	12,989	12.8%	10,722	12.6%	2,267	21.1%
Mobile cost	9,532	9.4%	6,492	7.6%	3,040	46.8%
Telecommunications cost recoveries	(1,181)	(1.2)%	(948)	(1.1)%	(233)	24.6%

Total cost of revenue	34,465	33.8%	27,202	32.0%	7,263	26.7%

Gross margin (exclusive of depreciation and amortization):	$67,372	66.2%	$57,890	68.0%	$9,482	16.4%

Customer data:
Customer locations at period end	46,405		38,576		7,829	20.3%

ARPU	$748		$754		$(6)	(0.8)%

Average monthly churn rate	1.5%		1.3%		0.2%

	For the Six Months Ended
	June 30, 2009		June 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$196,513	98.2%	$162,188	97.9%	$34,325	21.2%
Terminating access revenue	3,584	1.8%	3,397	2.1%	187	5.5%

Total revenue	200,097		165,585		34,512	20.8%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	25,783	12.9%	21,509	13.0%	4,274	19.9%
Other cost of revenue	24,872	12.4%	21,071	12.7%	3,801	18.0%
Mobile cost	17,655	8.8%	12,149	7.3%	5,506	45.3%
Telecommunications cost recoveries	(1,966)	(1.0)%	(2,489)	(1.5)%	523	(21.0)%

Total cost of revenue	66,344	33.2%	52,240	31.5%	14,104	27.0%

Gross margin (exclusive of depreciation and amortization):	$133,753	66.8%	$113,345	68.5%	$20,408	18.0%

Customer data:
Customer locations at period end	46,405		38,576		7,829	20.3%

ARPU	$751		$750		$1	0.1%

Average monthly churn rate	1.5%		1.3%		0.2%

Revenue. Total revenue increased for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008 primarily in proportion to the increase in the average number of customers quarter over quarter. The decline in ARPU for the three months ended June 30, 2009 compared to the same period in 2008 is primarily due to increasing pressure from customers for incentives to sign up for service or renew contracts and from decreasing levels of voice usage that contribute to overage charges above our base packages, both of which we believe have resulted from the effects of current economic conditions on customers. This downward pressure has been partially offset by an increase in the average applications used per customer to 7.3 in the period ended

June 30, 2009 from 6.5 in the period ended June 30, 2008, and the recognition of reductions to promotional obligations of $0.6 million in the six months ended June 30, 2009 related to certain customer promotional liabilities recorded in prior periods. The ARPU for the six months ended June 30, 2009 includes $2 related to the aforementioned customer promotional liabilities. At this time, we anticipate ARPU to continue to be relatively stable in future periods based on the expectation that our customers will continue to increase the average number of applications they use; however, a variety of factors influence ARPU, including the duration and depth of the current economic recession, which could have a greater negative impact on future ARPU than we currently anticipate.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have increased for the three and six month comparison periods due to our customer growth but have declined as a percentage of ARPU. These terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the three and six months ended June 30, 2009 as compared to the three and six months ended June 30, 2008:

(Dollar amounts in thousands)

	For the Three Months Ended
	June 30, 2009		June 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$21,260	20.9%	$20,088	23.6%	$1,172	5.8%
Dallas	18,668	18.3%	17,097	20.1%	1,571	9.2%
Denver	17,841	17.5%	17,596	20.7%	245	1.4%
Houston	12,598	12.4%	11,587	13.6%	1,011	8.7%
Chicago	9,823	9.6%	8,957	10.5%	866	9.7%
Los Angeles	8,793	8.6%	5,503	6.5%	3,290	59.8%
San Diego	4,487	4.4%	2,363	2.8%	2,124	89.9%
Detroit	2,280	2.2%	1,194	1.4%	1,086	91.0%
San Francisco Bay Area	2,994	2.9%	558	0.7%	2,436	nm
Miami	2,008	2.0%	138	0.2%	1,870	nm
Minneapolis	909	0.9%	11	—%	898	nm
Greater Washington, D.C. Area	176	0.2%	—	—%	176	nm

Total Revenue	$101,837		$85,092		$16,745

nm - not meaningful

	For the Six Months Ended
	June 30, 2009		June 30, 2008		Change from Previous Period
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$42,367	21.2%	$39,500	23.9%	$2,867	7.3%
Dallas	37,114	18.5%	33,704	20.4%	3,410	10.1%
Denver	36,019	18.0%	34,751	21.0%	1,268	3.6%
Houston	24,942	12.5%	22,656	13.7%	2,286	10.1%
Chicago	19,476	9.7%	17,363	10.5%	2,113	12.2%
Los Angeles	16,713	8.4%	10,448	6.3%	6,265	60.0%
San Diego	8,571	4.3%	4,159	2.5%	4,412	106.1%
Detroit	4,334	2.2%	2,045	1.2%	2,289	111.9%
San Francisco Bay Area	5,374	2.7%	797	0.5%	4,577	nm
Miami	3,440	1.7%	151	0.1%	3,289	nm
Minneapolis	1,554	0.8%	11	—%	1,543	nm
Greater Washington, D.C. Area	193	0.1%	—	—%	193	nm

Total Revenue	$200,097		$165,585		$34,512

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

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees is correlated to the increase in the number of customers.

Mobile-related costs represent the second largest and fastest growing component of cost of revenue due to the high rate of adoption among our customers. These costs include monthly recurring base charges or usage-based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. These increased monthly recurring mobile service costs have been partially offset by declining per unit rates charged to us by our underlying mobile network provider due to our growing scale and volumes. However, we do not anticipate that these declining per unit rates will fully offset the growth in overall mobile-related costs.

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

Telecommunication cost recoveries are an ongoing operational activity. We typically record a significant amount of credits each quarter. In addition to typical activity, and as described in Note 6 to the condensed consolidated financial statements, we recognized benefits to cost of revenue of approximately $0.6 million in the six months ended June 30, 2008 relating to negotiating settlements that were less than the recorded liabilities. This settlement related to the Georgia Rate Remand accrual that spanned a long period of time.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Three Months Ended
	June 30, 2009		June 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$34,516	33.9%	$28,140	33.1%	$6,376	22.7%
Share-based compensation	3,623	3.6%	2,798	3.3%	825	29.5%
Marketing cost	965	0.9%	831	1.0%	134	16.1%
Other selling, general and administrative	18,088	17.8%	15,256	17.9%	2,832	18.6%

Total SG&A	$57,192	56.2%	$47,025	55.3%	$10,167	21.6%

Other operating expenses:
Depreciation and amortization	12,028	11.8%	10,119	11.9%	1,909	18.9%

Total other operating expenses	$12,028	11.8%	$10,119	11.9%	$1,909	18.9%

	For the Six Months Ended
	June 30, 2009		June 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries wages and benefits (excluding share-based compensation)	$67,943	34.0%	$54,500	32.9%	$13,443	24.7%
Share-based compensation	7,687	3.8%	5,813	3.5%	1,874	32.2%
Marketing cost	1,494	0.7%	1,360	0.8%	134	9.9%
Other selling, general and administrative	35,529	17.8%	29,334	17.7%	6,195	21.1%

Total SG&A	$112,653	56.3%	$91,007	55.0%	$21,646	23.8%

Other operating expenses:
Depreciation and amortization	23,557	11.8%	19,873	12.0%	3,684	18.5%

Total other operating expenses	$23,557	11.8%	$19,873	12.0%	$3,684	18.5%

Other data:
Employees	1,691		1,405		286	20.4%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three and six months ended June 30, 2009 compared to the three months ended June 30, 2008, primarily due to increased employee costs. Higher employee costs, which include commissions paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the increase in 2009 is primarily attributable to the newer markets, which include Detroit, the San Francisco Bay Area, Miami, Minneapolis and the Greater Washington D.C. Area. Selling, general and administrative costs include an increase of $0.8 and $1.9 million in share-based compensation for the three and six months ended June 30, 2009, respectively. Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue.

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

Bad debt expense was $2.4 million, or 2.4% of revenues, compared to $1.3 million, or 1.6% of revenues, for the three months ended June 30, 2009 and 2008, respectively. During the six months ended June 30 2009 and 2008, respectively, bad debt expense was $4.4 million, or 2.2% of revenues, compared to $2.8 million, or 1.7% of revenues. We generally expect higher bad debt expense as a percentage of revenue during corresponding periods of increased average monthly churn.

Operating (Loss) Income

For the three and six months ended June 30, 2009, our operating loss was $1.9 million and $2.5 million compared to operating income of $0.7 million and $2.5 million for the comparable periods ended June 30, 2008. The growth in our operating expenses outpaced the increase in total revenue over the comparable period for both cost of revenue and in selling, general and administrative expenses. Cost of revenue increases related primarily to higher mobile costs, which grew at a faster rate than total revenues due to a higher mobile adoption rate for new customers and greater overall customer base penetration. Selling, general and administrative cost increases were higher than revenue growth due to an increase in employees costs associated with market expansion and increased share-based compensation, as well as increased bad debt expenses resulting from higher customer churn rates. Our early stage markets drive higher operating costs as the respective market customer bases and related revenue occur after the sales and support functions are established.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended
	June 30, 2009		June 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$7	—%	$218	0.3%	$(211)	(96.8)%
Interest expense	(21)	—%	(87)	(0.1)%	66	(75.9)%
Other income (net)	30	—%	—	—%	30	nm
Income tax expense	(374)	(0.4)%	(381)	(0.4)%	7	(1.8)%

Total income (expense)	$(358)	(0.4)%	$(250)	(0.3)%	$(108)	43.2%

	For the Six Months Ended
	June 30, 2009		June 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$25	—%	$598	0.4%	$(573)	(95.8)%
Interest expense	(110)	(0.1)%	(143)	(0.1)%	33	(23.1)%
Other income (net)	28	—%	—	—%	28	nm
Income tax benefit/(expense)	367	0.2%	(1,421)	(0.9)%	1,788	(125.8)%

Total income (expense)	$310	0.2%	$(966)	(0.6)%	$1,276	(132.1)%

Interest Income. Interest income decreased for the three and six month periods ended June 30, 2009 primarily as a result of lower interest rates and lower cash on hand over the comparable three and six month periods ended June 30, 2008.

Interest Expense. The majority of our interest expense for the three and six months ended June 30, 2009 and 2008 relates to commitment fees under our revolving credit facility with Bank of America. During three and six months ended June 30, 2009 and 2008, we had no amounts outstanding under our revolving line of credit.

Income Tax Benefit/(Expense). Under the interim reporting requirements of SFAS 109 and APB Opinion No. 28, Interim Financial Reporting, we recognize interim period income tax expense by determining an estimated annual effective tax rate and applying this rate to the pre-tax income (loss) for the year-to-date period. We determine our estimated annual effective tax rate separately for those jurisdictions expecting pre-tax losses for the full year and for those jurisdictions expecting a pre-tax profit for the full year. Accordingly, at interim dates the actual tax rate applicable to that interim period will differ from our consolidated estimated annual effective tax rate. We currently expect our consolidated estimated annual effective tax rate, excluding discrete items, for 2009 will approximate 68%, but is subject to change.

Our calculation of income taxes for the three months ended March 31, 2009 was based on projected consolidated pre-tax profits for the full year, but our calculation of income taxes for the six months ended June 30, 2009 is based on projected pre-tax losses for the full year. Our change in estimated full-year pre-tax results resulted in $0.6 million of additional income tax expense during the three months ended June 30, 2009. State income tax expense results primarily from gross receipts based taxes for Texas and Michigan that are not based on pre-tax income or loss, partially offset by income tax benefits from states with taxes based on pre-tax income (loss). Also during the quarter ended June 30, 2009, we recognized $0.2 million in state income tax credits, net of federal benefit, under California enterprise zone statutes. This amount included $0.1 million relating to past years and $0.1 million for 2009.

In addition, income tax expense for the first and second quarters of 2009 includes the effects of certain transactions, including the following, that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the three months ended March 31, 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, a deferred tax asset of $0.6 million relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes was written off, with the change going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remaining $0.4 million charged to income tax expense. In addition, our valuation allowance against other deferred tax assets was no longer required and was reduced by $0.6 million as an income tax benefit. Discrete events during the quarter ended June 30, 2009 include tax deductions generated from certain share-based award transactions that exceeded the amount of expense recognized for financial statement purposes These transactions created excess tax benefits of $0.1 million and were recorded as an adjustment to the $0.4 million charged to income tax expense during the first quarter.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

	Six Months Ended June 30,		Change from Previous Period
	2009	2008	Dollars	Percent
Cash Flows:
Provided by operating activities	$23,717	$19,008	$4,709	24.8%
Used in investing activities	(33,422)	(32,611)	(811)	2.5%
Provided by financing activities	584	239	345	144.4%

Net decrease in cash and cash equivalents	$(9,121)	$(13,364)	$4,243	(31.7)%

Overview. At June 30, 2009 we had cash and cash equivalents of $27.9 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of money market accounts and cash in our operating accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government. To date we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Cash Flows From Operations. Operating cash flows increased during the six months ended June 30, 2009 from the comparable period in 2008. Operating cash flows from increased revenue were partially offset by additional payments to suppliers and vendors to support these revenues during the six months ended June 30, 2009. The increased cash flows from increased revenues were also partially offset by cash used in and to support our newer markets that do not yet generate positive cash flows from operations, as well as those markets we are preparing to launch. Operating cash provided in 2009 also reflects $1.9 million in lower annual bonuses and other annual compensation payments in 2009 as compared to 2008 along with a 2008 settlement and payment of approximately $1.0 million related to accrued telecommunication costs from earlier periods that had been in dispute. Operating cash flows will also fluctuate favorably and unfavorably depending on the timing of significant vendor payments. These factors primarily account for the increase in cash provided by operating activities of $4.7 million between June 30, 2009 and 2008.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment. Capital expenditures resulted from growth in customers in our existing markets, facility and network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $33.3 million and $32.6 million for six months ended June 30, 2009 and 2008, respectively. We also incur non-cash purchases of property and equipment, primarily related to leasehold improvements, which were $0.9 million and $1.1 million in six months ended June 30, 2009 and 2008, respectively. Capital expenditures as a percentage of revenue declined from 20.4% for the six months ended June 30, 2008 to 17.1% for the six months ended June 30, 2009, which we expect to continue in the long-term as capital expenditures invested in early markets yield increasing revenue over time.

Cash Flows From Financing Activities. Cash flows provided by financing activities were $0.6 million in the six months ended June 30, 2009 compared to $0.2 million provided in the six months ended June 30, 2008. The principal component of the change in cash flows provided by financing activities for the six months ended June 30, 2009 compared to the same period in 2008 is the increase in proceeds from the exercise of stock options offset by increased taxes paid related to the vesting of restricted shares.

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

Revolving Line of Credit

In addition to the sources of cash noted above, we have a secured revolving line of credit for up to $25.0 million. As of June 30, 2009 and 2008, no amounts have been drawn against this line of credit although availability is reduced to $23.8 million due to $1.2 million in letters of credit outstanding under the revolving line of credit. These letters of credit are collateralized by our restricted cash. There are no plans to draw down on the line of credit in the near term. The terms of the line of credit are further described in Note 7 of our Consolidated Financial Statements included in our Form 10-K for fiscal 2008, filed with the SEC on March 6, 2009.

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

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K those that involve a higher degree of judgment and complexity are considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed on March 6, 2009, in the “Critical Accounting Policies” section of the MD&A.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At June 30, 2009, all investments were in money market funds that invest primarily in short-term U.S. Treasury Obligations and immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the six months ended June 30, 2009 would have changed by as much as approximately $0.1 million. This estimate assumes that the change occurred on the first day of 2009. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. As of June 30, 2009, the following litigation matters were pending:

On May 6, 2008, a purported securities class action lawsuit was filed against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, purportedly on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008 based upon allegations that we underreported our customer churn rate. An amended complaint was filed on October 24, 2008 adding J. Robert Fugate, our chief financial officer and an executive vice president, as an individual defendant, but otherwise did not materially alter the allegations of the original complaint. On December 23, 2008, we moved to dismiss the amended complaint. Plaintiffs have opposed that motion. We believe that the allegations in the complaint are without merit, and will continue to vigorously defend our interests in this matter and any related matters.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia, with substantially similar factual allegations to the securities case described above, but alleging breaches of fiduciary duties, allegedly occurring between August 8, 2007 and December 11, 2007. On January 30, 2009 plaintiffs filed a consolidated derivative complaint that dropped certain defendants and certain claims from the action.

On November 11, 2008, the City of Houston filed suit against us in the State District Court of Harris County, Texas, alleging that we have been underpaying right-of-way fees to the city since we began operating there in 2004. The City of Houston is seeking unspecified damages arising from the alleged underpayment. We have since removed the case to the United States District Court for the Southern District of Texas, and discovery will be continuing through January of 2010. We believe that the allegations in the complaint are without merit and will continue to vigorously defend our interests in this matter.

At this time, it is not possible for us to predict the ultimate outcome of these legal proceedings, nor do we believe an additional loss, if any, can be reasonably estimated.

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

Our Annual Meeting of Stockholders was held on June 12, 2009. At the Annual Meeting, Messrs. D. Scott Luttrell, James N. Perry Jr. and Martin Mucci were reelected to the Board of Directors with the following votes cast:

	Votes For	Votes Withheld
D. Scott Luttrell	26,891,907	1,977,205
James N. Perry Jr.	17,719,808	11,149,304
Martin Mucci	28,474,671	394,441

The following directors’ term of office continued after the meeting: John H. Chapple, Robert Rothman, James F. Geiger, Douglas C. Grissom and David A. Rogan.

The stockholders also ratified the appointment of Ernst & Young LLP as Cbeyond’s independent registered public accounting firm for the fiscal year ending December 31, 2009 with the following votes cast:

	Votes For	Votes Against	Abstentions
Ernst & Young LLP	28,545,174	322,138	1,800

The stockholders also approved (i) the 2005 Equity Incentive Award Plan, as amended and restated to add additional performance goals, for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Amended 2005 Plan”) and (ii) the Senior Executive Bonus Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Bonus Plan”) with the following votes cast:

	Votes For	Votes Against	Abstentions	Non-Votes
Amended 2005 Plan	24,978,405	2,952,162	8,100	930,445
Bonus Plan	26,825,279	1,104,442	8,946	930,445

The terms of the Amended 2005 Plan and the Bonus Plan are further described in our Form 8-K filed with the SEC on June 15, 2009.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Furnished herewith.

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

Date: August 6, 2009

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