Form 10-Q
period 2009-09-30
CBEYOND, INC.
filed 2009-11-05
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 2, 2009
Common Stock, $0.01 par value	28,961,696

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “expectation,” “guidance,” “believe,” “expect” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect Cbeyond; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2008 and this report in the section titled “Part I, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$31,325	$36,975
Accounts receivable, gross	31,471	28,759
Less: Allowance for doubtful accounts	(2,461)	(2,374)

Accounts receivable, net	29,010	26,385
Prepaid expenses	8,787	6,429
Inventory, net	3,325	4,027
Deferred tax asset, net	1,018	1,892
Other assets	1,426	1,122

Total current assets	74,891	76,830
Property and equipment, gross	342,564	299,738
Less: Accumulated depreciation and amortization	(205,403)	(173,052)

Property and equipment, net	137,161	126,686
Restricted cash	1,243	1,164
Non-current deferred tax asset, net	8,439	5,134
Other non-current assets	2,979	2,673

Total assets	$224,713	$212,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,777	$10,796
Accrued telecommunications costs	15,332	15,130
Deferred customer revenue	9,980	9,306
Other accrued liabilities	24,206	23,917

Total current liabilities	61,295	59,149
Other non-current liabilities	10,767	9,803
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 28,954 and 28,435 shares issued and outstanding, respectively	290	284
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	278,308	266,053
Accumulated deficit	(125,947)	(122,802)

Total stockholders’ equity	152,651	143,535

Total liabilities and stockholders’ equity	$224,713	$212,487

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Customer revenue	$104,018	$88,500	$300,531	$250,688
Terminating access revenue	1,937	1,743	5,521	5,140

Total revenue	105,955	90,243	306,052	255,828

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $7,827, $6,987, $22,386 and $20,540, respectively, shown separately below)	36,024	27,023	102,368	79,263
Selling, general and administrative (exclusive of depreciation and amortization of $5,349, $3,604, $14,347 and $9,924, respectively, shown separately below)	58,803	49,781	171,456	140,788
Depreciation and amortization	13,176	10,591	36,733	30,464

Total operating expenses	108,003	87,395	310,557	250,515

Operating (loss) income	(2,048)	2,848	(4,505)	5,313

Other income (expense):
Interest income	2	197	27	795
Interest expense	(41)	(25)	(151)	(168)
Other (expense) income, net	(67)	—	(39)	—

(Loss) income before income taxes	(2,154)	3,020	(4,668)	5,940
Income tax benefit (expense)	1,156	(1,356)	1,523	(2,777)

Net (loss) income	$(998)	$1,664	$(3,145)	$3,163

Net (loss) income per common share:
Basic	$(0.03)	$0.06	$(0.11)	$0.11

Diluted	$(0.03)	$0.06	$(0.11)	$0.11

Weighted average common shares outstanding:
Basic	28,918	28,412	28,681	28,309
Diluted	28,918	29,503	28,681	29,668

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2008	28,435	$284	$266,053	$(122,802)	$143,535
Exercise of stock options	219	2	1,128	—	1,130
Issuance of employee benefit plan stock	165	2	2,172	—	2,174
Share-based compensation from options to employees	—	—	5,300	—	5,300
Share-based compensation from restricted shares to employees	—	—	4,520	—	4,520
Share-based compensation for non-employees	—	—	211	—	211
Vesting of restricted shares	187	2	(2)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(52)	—	(777)	—	(777)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(369)	—	(369)
Excess tax benefit relating to share based payments	—	—	72	—	72
Net loss	—	—	—	(3,145)	(3,145)

Balance at September 30, 2009	28,954	$290	$278,308	$(125,947)	$152,651

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities:
Net (loss) income	$(3,145)	$3,163
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,733	30,464
Deferred tax (benefit) expense	(2,431)	2,101
Provision for doubtful accounts	6,608	4,348
Non-cash share-based compensation	11,849	9,275
Excess tax benefit relating to share-based payments	(72)	(68)
Changes in operating assets and liabilities:
Accounts receivable	(9,233)	(8,001)
Inventory	702	357
Prepaid expenses and other current assets	(2,662)	(2,362)
Other assets	(306)	(1,519)
Accounts payable	981	(1,477)
Other liabilities	1,406	(4,011)

Net cash provided by operating activities	40,430	32,270

Investing Activities:
Purchases of property and equipment	(46,426)	(46,208)
(Increase) decrease in restricted cash and marketable securities	(79)	(26)

Net cash used in investing activities	(46,505)	(46,234)

Financing Activities:
Taxes paid on vested restricted shares	(777)	(291)
Excess tax benefit relating to share-based payments	72	68
Proceeds from exercise of stock options	1,130	740

Net cash provided by financing activities	425	517

Net decrease in cash and cash equivalents	(5,650)	(13,447)
Cash and cash equivalents at beginning of period	36,975	56,174

Cash and cash equivalents at end of period	$31,325	$42,727

Supplemental disclosure:
Interest paid	$98	$96
Income taxes paid	$1,396	$155
Non-cash purchases of property and equipment	$1,162	$1,375

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed service provider, incorporated on March 28, 2000 in Delaware for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of September 30, 2009, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis and the Greater Washington D.C. Area. We officially launched service to customers in the Seattle market in the fourth quarter of 2009.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Basic and Diluted Net (Loss) Income per Share

Basic net (loss) income per common share excludes dilution for potential common stock issuances and is computed by dividing net (loss) income by the weighted-average common shares outstanding for the period. For the three and nine months ended September 30, 2009, we reported a net loss and, accordingly, we did not consider the effects of shares issuable upon the exercise of stock options and unvested restricted stock awards outstanding in our computation of diluted loss per share because their effect is anti-dilutive. Had we realized net income for the three and nine months ended September 30, 2009, the denominator of our diluted net income per share computation would have included dilutive shares of 1,002 and 1,221, respectively, and excuded anti-dilutive shares of 2,329 and 2,199, respectively. For the three and nine months ended September 30, 2008, we reported net income and, accordingly, considered the dilutive effect of shares issuable upon the exercise of stock options and unvested restricted stock awards outstanding during the periods for the diluted earnings per share calculation. For purposes of the calculation of diluted earnings per share for the three and nine months ended September 30, 2008, an additional 1,091 and 1,359 shares, respectively, were added to the denominator because they were dilutive for such periods. Weighted average shares issuable upon the exercise of stock options that were anti-dilutive and therefore not included in the calculation of diluted earnings per share were 2,339 and 1,659 for the three and nine months ended September 30, 2008, respectively.

Reclassifications

We reclassified certain amounts in our prior year condensed consolidated financial statements to conform to our current year presentation. The reclassification includes the following:

•

For the three and nine months ended September 30, 2008, respectively, in our condensed consolidated statements of operations, we have reclassified and increased our depreciation and amortization expense by $319 and $1,657, respectively, to reflect amounts previously classified as non-operating loss on disposal of property and equipment.

Recently Issued Accounting Standards

In October 2009, the FASB approved for issuance Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables (currently within the scope of ASC Subtopic 605-25). This statement provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.

Recently Adopted Accounting Standards

In July 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which supersedes all pre-existing FASB accounting guidance and establishes the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative U.S. GAAP for nongovernmental entities. Following this statement, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates which will serve as updates to the codification. References to preceding FASB pronouncements or guidance will no longer be applicable. This standard is effective for interim and annual financial statements ending after September 15, 2009. Since the ASC did not alter existing U.S. GAAP, our adoption of this standard did not have any material effect on our condensed consolidated financial statements. Rather, we have modified the references in the notes to our condensed consolidated financial statements for the three and nine months ended September 30, 2009 to remove references to pre-codified U.S. GAAP, and references to authoritative accounting literature contained in our financial statements will be made in accordance with the ASC commencing with this quarterly report for the period ending September 30, 2009.

In September 2006, the FASB issued Accounting Standard Codification (ASC) 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurement). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. ASC 820 was effective beginning January 1, 2008 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value in the condensed consolidated financial statements on a recurring basis (at least annually), of which we have none. For all other non-financial assets and liabilities, ASC 820 was effective beginning January 1, 2009. The adoption of ASC 820 did not have any effect on our condensed consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65-1 Financial Instruments (formerly FASB Staff Position No. FAS 107-1 and APB 28-1 (FSP 107-1), Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10-65-1 requires disclosures about fair values of financial instruments for interim periods of publicly traded companies. These disclosures include fair value methods and significant assumptions used. The ASC 825-10-65-1 is currently effective for interim periods ending after June 15, 2009. The carrying amounts reflected in the condensed consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable equals or approximates their respective fair values due to their short maturities.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events) (SFAS 165). ASC 855 is similar to prior guidance except for certain modifications: ASC 855 requires subsequent events to be named as either recognized or non-recognized subsequent events; additionally, it requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual financial statements ending after June 15, 2009. We adopted ASC 855 during the nine months ending September 30, 2009, and it did not have any effect on our condensed consolidated financial statements. We evaluated subsequent events for this purpose through November 4, 2009, the date of this report on Form 10-Q.

Note 3. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Compensation expense related to share-based awards for the three and nine months ended September 30, 2009 totaled $4,162 and $11,849, respectively, and for the three and nine months ended September 30, 2008, totaled $3,462 and $9,275, respectively. As of September 30, 2009, we had 719 share-based awards available for future grant.

In July 2008, the Board of Directors granted 220 performance-based share awards to certain executives. These share awards vest only upon achieving specified adjusted EBITDA (as defined) performance targets in either 2009 or 2010 and in either 2011 or 2012. During the nine months ended September 30, 2009, we determined that the achievability of the performance criteria related to these 2009 or 2010 awards is no longer probable. As a result during the three months ended June 30, 2009, we reversed $219 of related share-based expense previously recognized during the three months ended March 31, 2009 and recognized no additional expense related to these awards. Additionally, there was no share-based compensation expense related to these awards recorded in 2008.

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2009	4,212	844
Granted	91	492
Stock options exercised (A)	(219)	—
Restricted stock vested (B)	—	(187)
Forfeited or cancelled	(121)	(38)

Outstanding, September 30, 2009	3,963	1,111

Options exercisable, September 30, 2009	2,734

(A)	The total intrinsic value of options exercised during the nine months ended September 30, 2009 was $3,056

(B)	The fair value of restricted shares that vested during the nine months ended September 30, 2009 was $2,851

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were used to estimate the grant date fair value of options during the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009	2008
Grant date fair value	$7.82	$9.30
Expected dividend yield	0.0%	0.0%
Expected volatility	58.1%	50.3%
Risk-free interest rate	1.9%	3.0%
Expected multiple of share price to exercise price upon exercise	2.3	2.4
Post vest cancellation rate	5.7%	6.2%

As of September 30, 2009, we have $9,575 and $13,275 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 and 1.9 years, respectively.

We have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the Plan) at the end of each Plan year (June 30). The number of shares to be contributed is variable based on the share price on the last day of the Plan year when the obligation becomes fixed and payable. During the three and nine months ended September 30, 2009, we accrued $642 and $1,818, respectively, of share-based compensation expense relating to the match and contribution. As of the last day of the Plan year, our contribution relating to the Plan year, July 1, 2008 to June 30, 2009, became fixed based on the active Plan participants as of the end of the Plan year. Accordingly, we contributed 165 shares of common stock to the respective employees’ Plan accounts in July 2009. Shares issuable as of the end of each balance sheet date are included in our weighted average common shares outstanding for purposes of calculating basic and diluted earnings per share.

During the three and nine months ended September 30, 2008, $486 and $1,034, respectively, of share-based compensation expense was recognized related to the match and contribution under the Plan.

On September 28, 2009, the Board of Directors approved a voluntary management share-based compensation plan that would allow management the option of converting cash performance-based compensation under our corporate bonus plan to shares of common stock based on his or her election to participate in the plan. Eligible participants were given until September 30, 2009 to make the election, and the right to elect to participate expired at that time. Each participant’s performance-based compensation that is eligible for equity conversion is limited to the portion of the corporate bonus plan pertaining to achievement of Company revenue targets in the third and fourth quarters of 2009. The number of shares granted will be based on the closing share price of our stock on December 31, 2009. The shares earned by the participants in this plan will vest in two equal parts for both the third and fourth quarter performance periods, the first following our fourth quarter earnings announcement in late first quarter 2010 and the second in December 2010. Additionally, participants in the plan must continue to be employed with the Company on these vest periods in order to vest in their shares of stock. During the three and nine months ended September 30, 2009, we recognized $115 of share-based compensation expense under this plan and will recognize the remaining share-based compensation of $301 attributable to the third quarter 2009 performance over a weighted average remaining period of 8 months.

Note 4. Income Taxes

The following table summarizes significant components of our income tax rate and our effective tax rate for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30
	2009		2008
Federal income tax (benefit) expense at statutory rate	(1,633)	(35.0)%	2,079	35.0%
State income tax expense, net of federal benefit	519	11.1%	542	9.1%
Nondeductible expenses	307	6.6%	156	2.7%

Estimated annual effective tax rate		(17.3)%		46.8%
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	265	5.7%
Change in Valuation Allowance	(578)	(12.4)%
2008 Provision to Return Adjustment	(197)	(4.2)%
State tax credits, net of federal tax benefit	(206)	(4.4)%

Total	(1,523)	(32.6)%	2,777	46.8%

Under the Income Taxes topic of the FASB ASC 270, we recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and applying this rate to the pre-tax income (loss) for the year-to-date period. Our calculation of income taxes for the nine months ended September 30, 2009 is based on a projected pre-tax loss for the full year. State income tax expense results primarily from gross receipts based taxes for Texas and Michigan. This expense is partially offset by income tax benefits from states with taxes based on pre-tax income (loss). State income tax expense is also offset by tax benefits arising from state income tax credits generated in 2009 under California enterprise zone statutes.

In addition, the 2009 income tax benefit includes the effects of certain transactions, including the following, that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the three months ended March 31, 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, a deferred tax asset of $578 relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes was written off, with the charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. In addition, our valuation allowance against other deferred tax assets was no longer required and was reduced by $578 as an income tax benefit. Subsequent to March 31, 2009, tax deductions generated from certain share-based award transactions exceeded the amount of expense recognized for financial statement purposes, resulting in adjustments to the amount charged to income tax expense during the first quarter. In addition, during the quarter ended September 30, 2009, we recorded a benefit to adjust the 2008 income tax provision to the final amounts reported on our income tax filings. During the nine months ended September 30, 2009, we also recognized tax benefits resulting from state income tax credits generated in prior years under California enterprise zone statutes.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	September 30, 2009	December 31, 2008
Accrued bonus	$6,582	$5,674
Accrued other compensation and benefits	2,917	2,734
Accrued sales taxes	3,473	3,909
Accrued other taxes	5,969	5,554
Accrued promotions	1,756	2,462
Deferred rent	11,173	10,037
Other accrued expenses	3,103	3,350

Current and non-current other accrued liabilities	34,973	33,720
Less:
Non-current portion of deferred install revenue	913	661
Non-current portion of deferred rent	9,854	9,142

Total current portion of other accrued liabilities	$24,206	$23,917

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

At September 30, 2009, the operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis and the Greater Washington D.C. Area. Although the Seattle market has not yet entered its operating phase as of September 30, 2009, the pre-launch expenses are disclosed for purposes of this segment disclosure. We officially launched service to customers in the Seattle market in the fourth quarter of 2009. The operating results and capital expenditures from our operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

The balance of our operations is in the Corporate group, for which the operations consist of executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results. Corporate costs are not allocated to the other segments because such costs are managed and controlled on a functional basis that spans all markets, with centralized, functional management held accountable for corporate results. We also believe that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing geographic segment. We do not report assets by segment because we manage assets and make decisions on technology deployment and other investments on a company-wide rather than on a local market basis. Our chief operating decision maker does not use segment assets in evaluating the performance of operating segments. As a result, we do not believe that segment asset disclosure is meaningful information to investors. In addition to segment results, we use total Adjusted EBITDA to assess the operating performance of the overall business. Because our chief operating decision maker evaluates the performance of each segment on the basis of Adjusted EBITDA as the primary metric for measuring segment profitability, we believe that segment Adjusted EBITDA data should be available to investors so that investors have the same data that we employ in assessing our overall operations. Our chief operating decision maker also uses revenue to measure operating results and assess performance, and both revenue and Adjusted EBITDA are presented herein.

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

The tables below present information about our operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues
Atlanta	$21,539	$20,641	$63,906	$60,141
Dallas	19,010	17,733	56,124	51,437
Denver	17,733	17,999	53,752	52,750
Houston	12,692	11,963	37,634	34,619
Chicago	9,943	9,410	29,419	26,773
Los Angeles	9,861	6,250	26,574	16,698
San Diego	4,805	3,030	13,376	7,189
Detroit	2,546	1,567	6,880	3,612
San Francisco Bay Area	3,544	1,045	8,918	1,842
Miami	2,545	407	5,985	558
Minneapolis	1,188	198	2,742	209
Greater Washington DC Area	539	—	732	—
Seattle (7)	10	—	10	—

Total revenues (1) (2)	$105,955	$90,243	$306,052	$255,828

Adjusted EBITDA
Atlanta (3) (4)	$11,531	$11,659	$34,650	$33,745
Dallas (5)	9,508	10,367	28,052	27,202
Denver	9,336	9,508	27,929	28,245
Houston (6)	5,797	6,304	17,192	17,089
Chicago	3,706	3,229	11,183	8,952
Los Angeles	2,517	1,346	6,048	3,437
San Diego	1,040	(162)	2,411	(1,613)
Detroit	(175)	(812)	(900)	(3,108)
San Francisco Bay Area	60	(1,323)	(1,231)	(4,058)
Miami	(1,013)	(1,425)	(3,817)	(3,369)
Minneapolis	(969)	(1,115)	(3,154)	(2,058)
Greater Washington DC Area	(1,445)	(88)	(4,067)	(125)
Seattle (7)	(694)	—	(808)	—
Corporate	(23,909)	(20,587)	(69,411)	(59,287)

Total adjusted EBITDA	$15,290	$16,901	$44,077	$45,052

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating (loss) income
Atlanta (3) (4)	$10,375	$10,782	$31,299	$30,772
Dallas (5)	8,607	9,434	25,367	24,341
Denver	8,553	8,644	25,601	25,678
Houston (6)	5,074	5,425	14,978	14,373
Chicago	2,898	2,379	8,737	6,511
Los Angeles	1,650	737	3,732	1,712
San Diego	580	(497)	1,120	(2,450)
Detroit	(564)	(1,121)	(1,998)	(3,914)
San Francisco Bay Area	(379)	(1,612)	(2,395)	(4,758)
Miami	(1,264)	(1,618)	(4,596)	(3,726)
Minneapolis	(1,196)	(1,276)	(3,763)	(2,237)
Greater Washington DC Area	(1,733)	(90)	(4,810)	(127)
Seattle (7)	(705)	—	(849)	—
Corporate	(33,944)	(28,339)	(96,928)	(80,862)

Total operating (loss) income	$(2,048)	$2,848	$(4,505)	$5,313

Depreciation and amortization expense
Atlanta	$1,110	$842	$3,233	$2,887
Dallas	865	901	2,592	2,787
Denver	752	831	2,241	2,492
Houston	695	856	2,131	2,672
Chicago	792	830	2,382	2,406
Los Angeles	823	584	2,211	1,675
San Diego	442	315	1,235	803
Detroit	371	295	1,043	785
San Francisco Bay Area	419	275	1,107	675
Miami	228	182	718	326
Minneapolis	212	154	569	156
Greater Washington DC Area	276	—	700	—
Seattle (7)	7	—	29	—
Corporate	6,184	4,526	16,542	12,800

Total depreciation and amortization expense	$13,176	$10,591	$36,733	$30,464

Capital expenditures
Atlanta	$732	$1,272	$2,978	$3,109
Dallas	440	586	2,227	2,194
Denver	317	631	1,814	2,476
Houston	600	280	2,185	1,707
Chicago	585	437	1,366	1,925
Los Angeles	929	429	3,766	1,716
San Diego	444	364	1,519	1,764
Detroit	282	264	854	1,629
San Francisco Bay Area	446	330	1,623	2,148
Miami	534	627	1,863	3,198
Minneapolis	360	309	924	2,444
Greater Washington DC Area	242	1,878	683	2,526
Seattle (7)	1,306	131	2,686	132
Corporate	6,169	6,297	23,100	20,615

Total capital expenditures	$13,386	$13,835	$47,588	$47,583

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$15,290	$16,901	$44,077	$45,052
Depreciation and amortization	(13,176)	(10,591)	(36,733)	(30,464)
Non-cash share-based compensation	(4,162)	(3,462)	(11,849)	(9,275)
Interest income	2	197	27	795
Interest expense	(41)	(25)	(151)	(168)
Other income (expense), net	(67)	—	(39)	—
Income tax (expense) benefit	1,156	(1,356)	1,523	(2,777)

Net (loss) income	$(998)	$1,664	$(3,145)	$3,163

(1)	During the three and nine months ended September 30, 2008, we recognized a revenue benefit of $449 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	During the nine months ended September 30, 2009, we recognized a revenue benefit of $632 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(3)	During the nine months ended September 30, 2008, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $579 less than the recorded liability, resulting in a benefit to cost of revenue for the Atlanta operating segment.

(4)	During the three and nine months ended September 30, 2008, the Company recognized a benefit of approximately $921 in its cost of revenue for the Atlanta operating segment. This benefit arose due to a change in estimate relating to shortening the back billing limitation period for certain recorded obligations resulting from regulatory precedents established by the Georgia Public Service Commission during the third quarter of 2008. See Triennial Review Remand Order discussion in Note 7.

(5)	During the three and nine months ended September 30, 2008, the Company settled an outstanding cost of revenue obligation relating to previous periods for approximately $1,354 less than the recorded liability, resulting in a benefit to cost of revenue for the Dallas operating segment. See Triennial Review Remand Order discussion in Note 7.

(6)	During the three and nine months ended September 30, 2008, the Company settled an outstanding cost of revenue obligation relating to previous periods for approximately $503 less than the recorded liability, resulting in a benefit to cost of revenue for the Houston operating segment. See Triennial Review Remand Order discussion in Note 7.

(7)	We officially launched service to customers in the Seattle market in the fourth quarter of 2009.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of September 30, 2009 and December 31, 2008, our accrual totals $3,711 and $3,036, respectively. The accrued liability balance at September 30, 2009 included additional costs of revenue of $329 and $1,024 recognized during the three and nine months ended September 30, 2009, respectively. During the three and nine months ended September 30, 2008, respectively, we recognized $442 and $1,163 as additional cost of revenue related to the implementation of TRRO, offset by $4,666 in reductions to the liability. The 2008 reductions include $3,745 relating to negotiating payments that were less than the TRRO liabilities recorded. In connection with this settlement and as referenced in Note 6, the company recognized a benefit to cost of revenue of approximately $1,857 in the three and nine months ended September 30, 2008, relating to negotiating payments that were less than the TRRO liabilities recorded. Also included in the 2008 three and nine months’ reductions is a benefit of approximately $921 due to a change in estimate relating to shortening the back billing limitation period as discussed in Note 6. Both the aforementioned benefits to cost of revenue in the amounts of $1,857 and $921 were recorded as telecommunications cost recoveries. These estimates of remaining TRRO obligations are for all markets and, where alternate pricing agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A portion of these accrued expenses have never been invoiced by the ILECs and are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. Unbilled TRRO expenses that pass the statutory back billing period are usually reversed as a benefit to cost of revenue. For the portion of the accrued TRRO expenses that have been invoiced as of September 30, 2009, we have been billed $1,691 in excess of the amounts cumulatively recognized in our condensed consolidated statements of operations. Management believes these excess billings are erroneous and that the amounts accrued as of September 30, 2009 represent the best estimate of the final settlement of these liabilities.

General Regulatory Contingencies

We operate in a highly regulated industry and are subject to regulation and oversight by telecommunications authorities at the federal, state and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to our operations. In addition, we are always at risk of non-compliance, which can result in fines and assessments. We regularly evaluate the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual. However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.

Dissolution of Captive Leasing Entities

Effective December 31, 2006, we dissolved and collapsed our captive leasing companies. These entities, historically, purchased assets sales tax-free and leased the assets to the operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, certain underpayments were identified, and liabilities were recorded for the estimated taxes due. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts we recorded. The additional interest and penalties could range from zero to $384.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. As of September 30, 2009, the following litigation matters were pending:

On May 6, 2008, Steven Weisberg filed a purported securities class action lawsuit against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The complaint sought unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, purportedly on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008 based upon allegations that we underreported our customer churn rate. On August 21, 2008, the Court appointed Genesee County Employees’ Retirement System and the Essex Regional Retirement Board as Lead Plaintiffs for the purported class. On October 24, 2008, Lead Plaintiffs filed an amended complaint, adding J. Robert Fugate, our chief financial officer and an executive vice president, as an individual defendant, but otherwise did not materially alter the allegations of the original complaint. On December 23, 2008, we moved to dismiss the amended complaint. Plaintiffs opposed that motion. On September 4, 2009, the parties to the class action filed papers with the court seeking preliminary approval of a settlement of the matter. Although the defendants continue to deny plaintiffs’ allegations, we believe it is in the best interests of our stockholders to settle this matter. The settlement is subject to approval by the Court, and the settlement amount of $2,300 was paid in October 2009 by the Company’s D&O insurance coverage, with no additional impact to Cbeyond’s financial statements. The court granted preliminary approval of the settlement on September 17, 2009, and set January 5, 2010, as the date for the final approval hearing.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia, with substantially similar factual allegations to the securities case described above, but alleging breaches of fiduciary duties, allegedly occurring between August 8, 2007 and December 11, 2007. On January 30, 2009, plaintiffs filed a consolidated derivative complaint that dropped certain defendants and certain claims from the action. On September 25, 2009, the parties to the derivative action filed papers with the court seeking preliminary approval of a settlement of the matter. Although the defendants continue to deny plaintiffs’ allegations, we believe, taking into account the uncertain outcome and risk of any litigation, it is in the best interests of our stockholders to settle this matter. The settlement is subject to approval by the Court. The settlement provides, among other things, for payment of fees and expenses incurred by the plaintiffs’ counsel in the amount of $200 that will be paid by the Company’s D&O insurance policy and will have no additional impact to Cbeyond’s financial statements. The court granted preliminary approval of the settlement on October 16, 2009, and set December 3, 2009, as the date for the final approval hearing.

On November 11, 2008, the City of Houston filed suit against us in the State District Court of Harris County, Texas, alleging that we have been underpaying right-of-way fees to the city since we began operating there in 2004. The City of Houston sought unspecified damages arising from the alleged underpayment. The case was removed to the United States District Court for the Southern District of Texas and ultimately settled in October 2009, with no material impact to our financial statements.

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

We sell three integrated packages of services, which are primarily delineated by the number of local voice lines, long distance minutes and T-1 connections provided to the customer. Each of our BeyondVoice packages includes local and long distance voice services, broadband Internet access and mobile voice and data plus additional value-added applications, such as email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, and other communications and IT services. Customers may also choose to add extra features or lines for an additional fee. During 2008 we began offering secure desktop services and web-based services to customers in all of our current markets.

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

We sell our services primarily through a direct sales force in each market, each of which is supplemented by sales agents. These sales agents often have other business relationships with the customer and, in many cases, perform equipment installations for us at our customers’ sites. A significant portion of our new customers are generated by referrals from existing customers and partners. We offer financial incentives to our customers and other sources for referrals, which are charged to selling expenses.

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

We formed Cbeyond and began the development of our network and business processes following our first significant funding in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded operations into twelve additional markets. Our current market expansion plan is to open two to three new markets per year depending on economic conditions and to establish operations in the largest 25 U.S. markets. We officially launched our thirteenth market, Seattle, early in the fourth quarter of 2009. The following comprises the service launch dates for current markets and the anticipated launch date of our announced future markets:

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

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

Our customers may subscribe to any one of our BeyondVoice I, BeyondVoice II and BeyondVoice III packages. Each BeyondVoice I customer receives all our services over a dedicated broadband T-1 connection providing a maximum symmetric bandwidth of 1.5 Mbps (megabits per second). BeyondVoice II customers receive their services over two dedicated T-1 connections offering a maximum symmetric bandwidth of 3.0 Mbps. BeyondVoice III customers receive their services over three dedicated T-1 connections offering a maximum symmetric bandwidth of 4.5 Mbps. We believe that our customers highly value the level of symmetric bandwidth offered with our services. For certain customers who may need additional bandwidth, we have begun offering increased bandwidth using Ethernet technology and may offer increased bandwidth via other means in the future. As of September 30, 2009, approximately 84.0% of our customer base had BeyondVoice I, 14.7% had BeyondVoice II and 1.3% had BeyondVoice III.

We offer customer promotions in the form of rebates and reimbursements. These rebates and reimbursements, or promotional obligations, may not ultimately be earned and claimed by customers. We refer to these unclaimed amounts as “breakage.” Prior to recording breakage, our promotional obligations are recorded as a reduction of revenue at their maximum amounts due to the lack of sufficient historical experience required to estimate the amount that would ultimately be earned and claimed by customers. We recognize the benefit of changes to these estimated customer promotional obligations once such amounts are reasonably estimable, which periodically results in a significant change in estimate.

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including customers primarily signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the amount of long distance or mobile call volumes that generate overage charges above the basic amount of minutes included in customers’ packages, customer promotions, as well as additional terminating access charges and customer usage and purchase patterns. Customer revenues represented approximately 98.2% of total revenues for the three and nine months ended September 30, 2009 as compared to 98.1% and 98.0% for the comparable periods in 2008. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues.

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

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except ARPU)

	For the Three Months Ended
	September 30, 2009		September 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$104,018	98.2%	$88,500	98.1%	$15,518	17.5%
Terminating access revenue	1,937	1.8%	1,743	1.9%	194	11.1%

Total revenue	105,955		90,243		15,712	17.4%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	13,805	13.0%	11,640	12.9%	2,165	18.6%
Other cost of revenue	13,354	12.6%	11,639	12.9%	1,715	14.7%
Mobile cost	9,576	9.0%	7,222	8.0%	2,354	32.6%
Telecommunications cost recoveries	(711)	(0.7)%	(3,478)	(3.9)%	2,767	(79.6)%

Total cost of revenue	36,024	34.0%	27,023	29.9%	9,001	33.3%

Gross margin (exclusive of depreciation and amortization):	$69,931	66.0%	$63,220	70.1%	$6,711	10.6%

Customer data:
Customer locations at period end	48,580		40,569		8,011	19.7%

ARPU	$744		$760		$(16)	(2.1)%

Average monthly churn rate	1.4%		1.3%		0.1%

	For the Nine Months Ended
	September 30, 2009		September 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$300,531	98.2%	$250,688	98.0%	$49,843	19.9%
Terminating access revenue	5,521	1.8%	5,140	2.0%	381	7.4%

Total revenue	306,052		255,828		50,224	19.6%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	39,588	12.9%	33,149	13.0%	6,439	19.4%
Other cost of revenue	38,226	12.5%	32,710	12.8%	5,516	16.9%
Mobile cost	27,231	8.9%	19,371	7.6%	7,860	40.6%
Telecommunications cost recoveries	(2,677)	(0.9)%	(5,967)	(2.3)%	3,290	(55.1)%

Total cost of revenue	102,368	33.4%	79,263	31.0%	23,105	29.1%

Gross margin (exclusive of depreciation and amortization):	$203,684	66.6%	$176,565	69.0%	$27,119	15.4%

Customer data:
Customer locations at period end	48,580		40,569		8,011	19.7%

ARPU	$747		$752		$(5)	(0.7)%

Average monthly churn rate	1.5%		1.3%		0.2%

Revenue. Total revenue increased for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008 primarily in proportion to the increase in the average number of customers. However in comparison to the same quarter in the prior year, revenue for the three months ended September 30, 2009 has increased at a slower rate than average customer growth primarily due to a decline in ARPU over this period. The decline in ARPU for the three months ended September 30, 2009 compared to the same period in 2008 is primarily due to increases in the impact of credits and promotional incentives issued to customers, contract renewals at lower base prices and decreased levels of voice usage that contribute to overage charges above our base package. We believe these declines are related to the effects of the economic recession on customers and increased competitive pressures. This downward pressure has been partially offset by an increase in the average applications used per customer to 7.4 in the period ended September 30, 2009 from 6.8 in the period ended September 30, 2008. In addition, we recognized benefits related to reductions to promotional obligations of $0.6 million in the nine months ended September 30, 2009 and $0.4 million in the three and nine months ended September 30, 2008 related to certain customer promotional liabilities recorded in prior periods. There were no comparable benefits recognized in the three months ended September 30, 2009. The increase in ARPU from these reductions to promotional obligations for the nine months ended September 30, 2009 was $2, compared to $4 and $1 for the three and nine months ended September 30, 2008, respectively. At this time, we anticipate ARPU to continue to be relatively stable in future periods based on the expectation that our customers will continue to increase the average number of applications they use; however, a variety of factors influence ARPU, including the duration and depth of the current economic recession, which could have a greater negative impact on future ARPU than we currently anticipate.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have increased for the three and nine month comparison periods due to our customer growth but have declined as a percentage of ARPU. These terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008:

(Dollar amounts in thousands):

	For the Three Months Ended
	September 30, 2009		September 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$21,539	20.3%	$20,641	22.9%	$898	4.4%
Dallas	19,010	17.9%	17,733	19.7%	1,277	7.2%
Denver	17,733	16.7%	17,999	19.9%	(266)	(1.5)%
Houston	12,692	12.0%	11,963	13.3%	729	6.1%
Chicago	9,943	9.4%	9,410	10.4%	533	5.7%
Los Angeles	9,861	9.3%	6,250	6.9%	3,611	57.8%
San Diego	4,805	4.5%	3,030	3.4%	1,775	58.6%
Detroit	2,546	2.4%	1,567	1.7%	979	62.5%
San Francisco Bay Area	3,544	3.3%	1,045	1.2%	2,499	nm
Miami	2,545	2.4%	407	0.5%	2,138	nm
Minneapolis	1,188	1.1%	198	nm	990	nm
Greater Washington, D.C. Area	539	0.5%	—	nm	539	nm
Seattle	10	nm	—	nm	10	nm

Total Revenue	$105,955		$90,243		$15,712

nm - not meaningful

	For the Nine Months Ended
	September 30, 2009		September 30, 2008		Change from Previous Period
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Atlanta	$63,906	20.9%	$60,141	23.5%	$3,765	6.3%
Dallas	56,124	18.3%	51,437	20.1%	4,687	9.1%
Denver	53,752	17.6%	52,750	20.6%	1,002	1.9%
Houston	37,634	12.3%	34,619	13.5%	3,015	8.7%
Chicago	29,419	9.6%	26,773	10.5%	2,646	9.9%
Los Angeles	26,574	8.7%	16,698	6.5%	9,876	59.1%
San Diego	13,376	4.4%	7,189	2.8%	6,187	86.1%
Detroit	6,880	2.2%	3,612	1.4%	3,268	90.5%
San Francisco Bay Area	8,918	2.9%	1,842	0.7%	7,076	nm
Miami	5,985	2.0%	558	0.2%	5,427	nm
Minneapolis	2,742	0.9%	209	0.1%	2,533	nm
Greater Washington, D.C. Area	732	0.2%	—	nm	732	nm
Seattle	10	nm	—	nm	10	nm

Total Revenue	$306,052		$255,828		$50,224

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

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees is mainly correlated to the increase in the number of customers.

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

Telecommunication cost recoveries are an ongoing operational activity. We typically record a significant amount of credits each quarter. In addition to typical activity, and as described in Note 6 and 7 to the condensed consolidated financial statements, we recognized benefits to cost of revenue of approximately $1.9 and $2.5 million in the three and nine months ended September 30, 2008, respectively, relating to negotiating settlements that were less than the recorded liabilities. These settlements related to the Georgia Rate Remand accrual and TRRO liabilities that spanned a long periods of time. We also recognized an additional $0.9 million in benefits to cost of revenue during the three and nine months ended September 30, 2008 relating to a change in estimate associated with shortening the back billing limitation period applicable to certain amounts accrued for the Atlanta operating segment.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Three Months Ended
	September 30, 2009		September 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$35,052	33.1%	$28,718	31.8%	$6,334	22.1%
Share-based compensation	4,162	3.9%	3,462	3.8%	700	20.2%
Marketing cost	835	0.8%	803	0.9%	32	4.0%
Other selling, general and administrative	18,754	17.7%	16,798	18.6%	1,956	11.6%

Total SG&A	$58,803	55.5%	$49,781	55.2%	$9,022	18.1%

Other operating expenses:
Depreciation and amortization	13,176	12.4%	10,591	11.7%	2,585	24.4%

Total other operating expenses	$13,176	12.4%	$10,591	11.7%	$2,585	24.4%

	For the Nine Months Ended
	September 30, 2009		September 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries wages and benefits (excluding share-based compensation)	$102,995	33.7%	$83,218	32.5%	$19,777	23.8%
Share-based compensation	11,849	3.9%	9,275	3.6%	2,574	27.8%
Marketing cost	2,329	0.8%	2,163	0.8%	166	7.7%
Other selling, general and administrative	54,283	17.7%	46,132	18.0%	8,151	17.7%

Total SG&A	$171,456	56.0%	$140,788	55.0%	$30,668	21.8%

Other operating expenses:
Depreciation and amortization	36,733	12.0%	30,464	11.9%	6,269	20.6%

Total other operating expenses	$36,733	12.0%	$30,464	11.9%	$6,269	20.6%

Other data:
Employees	1,665		1,498		167	11.1%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, primarily due to increased employee costs. Higher employee costs, which include salaries, wages, and benefits, and commissions paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the expense increase in 2009 is primarily attributable to the newer markets, which include Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. area, and the Seattle market, opened in the fourth quarter of 2009. Selling, general and administrative expenses include an increase of $0.7 and $2.6 million in share-based compensation expense for the three and nine months ended September 30, 2009, respectively. Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue.

Marketing costs remained relatively consistent as a percent of revenues over the prior periods. In general, our marketing costs will increase consistent with past practice as we add customers and expand into new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new, as well as expanded operations, needed to keep pace with the growth in customers. However, consistent with marketing costs, other selling, general and administrative expenses remained relatively consistent as a percent of revenues over the prior periods.

Bad debt expense was $2.2 million, or 2.1% of revenues, compared to $1.5 million, or 1.7% of revenues, for the three months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, respectively, bad debt expense was $6.6 million, or 2.2% of revenues, compared to $4.3 million, or 1.7% of revenues. The rate of bad debts and customer churn are closely related; therefore, we generally expect fluctuations in each of these metrics to correlate.

Operating (Loss) Income

For the three and nine months ended September 30, 2009, our operating loss was $2.0 million and $4.5 million compared to operating income of $2.8 million and $5.3 million for the comparable periods ended September 30, 2008. The growth in our operating expenses outpaced the increase in total revenue over the comparable period for both cost of revenue and in selling, general and administrative expenses. Cost of revenue increases related primarily to higher mobile costs, which grew at a faster rate than total revenues due to a higher mobile adoption rate for new customers and greater overall customer base penetration. Selling, general and administrative expense growth outpaced revenue growth due to an increase in employee costs associated with market expansion and increased share-based compensation expense, as well as increased bad debt expense. Our early stage markets drive higher operating costs as the respective market customer bases and related revenue occur after the sales and support functions are established.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended
	September 30, 2009		September 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$2	nm	$197	0.2%	$(195)	(99.0)%
Interest expense	(41)	nm	(25)	(0.0)%	(16)	64.0%
Other expense (net)	(67)	nm	—	nm	(67)	nm
Income tax benefit (expense)	1,156	1.1%	(1,356)	(1.5)%	2,512	(185.3)%

Total other income (expense)	$1,050	1.0%	$(1,184)	(1.3)%	$2,234	(188.7)%

	For the Nine Months Ended
	September 30, 2009		September 30, 2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$27	nm	$795	0.3%	$(768)	(96.6)%
Interest expense	(151)	nm	(168)	(0.1)%	17	(10.1)%
Other expense (net)	(39)	nm	—	nm	(39)	nm
Income tax benefit (expense)	1,523	0.5%	(2,777)	(1.1)%	4,300	(154.8)%

Total other income (expense)	$1,360	0.4%	$(2,150)	(0.8)%	$3,510	(163.3)%

Interest Income. Interest income decreased for the three and nine month periods ended September 30, 2009 primarily as a result of a decision to shift funds from investment to operating bank accounts in order to reduce bank fees. In addition, lower interest rates and lower cash balances over the three and nine month periods ended September 30, 2009 contributed to the decrease in interest income.

Interest Expense. The majority of our interest expense for the three and nine months ended September 30, 2009 and 2008 relates to commitment fees under our revolving credit facility with our creditor. During three and nine months ended September 30, 2009 and 2008, we had no amounts outstanding under our revolving line of credit.

Income Tax Benefit/(Expense). We recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and applying this rate to the pre-tax income (loss) for the year-to-date period. Our calculated income tax benefit for the nine months ended September 30, 2009 is based on a projected pre-tax loss for the full year and an estimated annual effective tax rate of 17.3%, before discrete period items. State income tax expense results primarily from gross receipts based taxes for Texas and Michigan. This expense is partially offset by income tax benefits from states with taxes based on pre-tax income (loss). State income tax expense is also offset by tax benefits arising from state income tax credits generated in 2009 under California enterprise zone statutes.

In addition, the 2009 income tax benefit includes the effects of certain transactions, including the following, that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the three months ended March 31, 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, a deferred tax asset of $0.6 million relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes was written off, with the charge going first to exhaust our accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. In addition, our valuation allowance against other deferred tax assets was no longer required and was reduced by $0.6 million as an income tax benefit. Subsequent to March 31, 2009, tax deductions generated from certain share-based award transactions exceeded the amount of expense recognized for financial statement purposes, resulting in adjustments to the amount charged to income tax expense during the first quarter. In addition, during the quarter ended September 30, 2009, we recorded a benefit to adjust the 2008 income tax provision to the final amounts reported on our income tax filings. During the nine months ended September 30, 2009 we also recognized tax benefits resulting from state income tax credits generated in prior years under California enterprise zone statutes.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

	Nine Months Ended September 30,		Change from Previous Period
	2009	2008	Dollars	Percent
Cash Flows:
Provided by operating activities	$40,430	$32,270	$8,160	25.3%
Used in investing activities	(46,505)	(46,234)	(271)	0.6%
Provided by financing activities	425	517	(92)	(17.8)%

Net decrease in cash and cash equivalents	$(5,650)	$(13,447)	$7,797	(58.0)%

Overview. At September 30, 2009 we had cash and cash equivalents of $31.3 million. The available cash and cash equivalents are held in accounts managed by third-party financial institutions and consist of money market accounts and cash in our operating accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government. To date we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Cash Flows From Operations. Operating cash flows increased during the nine months ended September 30, 2009 from the comparable period in 2008 by $8.2 million or 25.3%. Operating cash flows from increased revenue were partially offset by additional payments to suppliers and vendors to support these revenues during the nine months ended September 30, 2009. The increased cash flows from increased revenues were also partially offset by cash used in and to support our newer markets that do not yet generate positive cash flows from operations, as well as those markets we are preparing to launch. Operating cash provided in 2009 includes

$1.9 million in lower annual bonuses and other annual compensation payments in 2009 as compared to 2008, as well as a 2008 settlement and payment of approximately $2.9 million related to accrued telecommunication costs from earlier periods that had been in dispute. Operating cash flows will also fluctuate favorably or unfavorably depending on the timing of significant vendor payments.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment. Capital expenditures resulted from growth in customers in our existing markets, facility and network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $46.4 million and $46.2 million for nine months ended September 30, 2009 and 2008, respectively. We also incur non-cash purchases of property and equipment, primarily related to leasehold improvements, which were $1.2 million and $1.4 million in nine months ended September 30, 2009 and 2008, respectively. Capital expenditures as a percentage of revenue declined from 18.6% for the nine months ended September 30, 2008, to 15.5% for the nine months ended September 30, 2009, which we expect to continue in the long-term as capital expenditures invested in early markets yield increasing revenue over time.

Cash Flows From Financing Activities. Cash flows provided by financing activities were $0.4 million in the nine months ended September 30, 2009 compared to $0.5 million provided in the nine months ended September 30, 2008. The principal components of the cash flows provided by financing activities for the nine months ended September 30, 2009 compared to the same period in 2008 are the increase in proceeds from the exercise of stock options offset by increased taxes paid related to the vesting of restricted shares.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our current market expansion plan, which is to open two to three new markets per year, depending on economic conditions. Macroeconomic conditions are expected to have some impact on our cash flows and customer churn rate. However, we do not expect this impact to significantly affect our ability to expand operations. Our business plan assumes that cash flow from operating activities of our established markets will offset the negative cash flows from operating activities and cash flows from investing activities with respect to the additional markets we plan to launch. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. While we do not anticipate a need for additional access to capital or new financing in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change, resulting in a need for additional capital, or if additional capital that may be needed can be obtained on favorable terms.

Revolving Line of Credit

In addition to the sources of cash noted above, we have a secured revolving line of credit for up to $25.0 million. As of September 30, 2009 and 2008, no amounts have been drawn against this line of credit although availability is reduced to $23.8 million due to $1.2 million in letters of credit outstanding under the revolving line of credit. These letters of credit are collateralized by our restricted cash. There are no plans to draw down on the line of credit in the near term. The terms of the line of credit are further described in Note 7 of our Consolidated Financial Statements included in our Form 10-K for fiscal 2008, filed with the SEC on March 6, 2009.

Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments disclosed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our quarterly report on Form 10-Q for the period ending March 31, 2009 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included in our 2008 Annual Report on Form 10-K those that involve a higher degree of judgment and complexity are considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2008 Annual Report on Form 10-K, filed on March 6, 2009, in the “Critical Accounting Policies” section of the MD&A.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At September 30, 2009, all cash and cash equivalents that are held in money market funds invest primarily in short-term U.S. Treasury Obligations and are immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the nine months ended September 30, 2009 would have changed by as much as approximately $0.3 million. This estimate assumes that the change occurred on the first day of 2009 and that all cash and cash equivalents are held in money market funds. However as of September 30, 2009, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. As of September 30, 2009, the following litigation matters were pending:

On May 6, 2008, Steven Weisberg filed a purported securities class action lawsuit against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The complaint sought unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, purportedly on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008 based upon allegations that we underreported our customer churn rate. On August 21, 2008, the Court appointed Genesee County Employees’ Retirement System and the Essex Regional Retirement Board as Lead Plaintiffs for the purported class. On October 24, 2008 Lead Plaintiffs filed an amended complaint, adding J. Robert Fugate, our chief financial officer and an executive vice president, as an individual defendant, but otherwise did not materially alter the allegations of the original complaint. On December 23, 2008, we moved to dismiss the amended complaint. Plaintiffs opposed that motion. On September 4, 2009, the parties to the class action filed papers with the court seeking preliminary approval of a settlement of the matter. Although the defendants continue to deny plaintiffs’ allegations, we believe it is in the best interests of our stockholders to settle this matter. The settlement is subject to approval by the Court, and the settlement amount of $2.3 million was paid in October 2009 by the Company’s D&O insurance coverage, with no additional impact to Cbeyond’s financial statements. The court granted preliminary approval of the settlement on September 17, 2009, and set January 5, 2010, as the date for the final approval hearing.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia, with substantially similar factual allegations to the securities case described above, but alleging breaches of fiduciary duties, allegedly occurring between August 8, 2007 and December 11, 2007. On January 30, 2009, plaintiffs filed a consolidated derivative complaint that dropped certain defendants and certain claims from the action. On September 25, 2009, the parties to the derivative action filed papers with the court seeking preliminary approval of a settlement of the matter. Although the defendants continue to deny plaintiffs’ allegations, we believe, taking into account the uncertain outcome and risk of any litigation, it is in the best interests of our stockholders to settle this matter. The settlement is subject to approval by the Court. The settlement provides, among other things, for payment of fees and expenses incurred by plaintiffs’ counsel in the amount of $200,000 that will be paid by the Company’s D&O insurance policy and will have no additional impact to Cbeyond’s financial statements. The court granted preliminary approval of the settlement on October 16, 2009, and set December 3, 2009, as the date for the final approval hearing.

On November 11, 2008, the City of Houston filed suit against us in the State District Court of Harris County, Texas, alleging that we have been underpaying right-of-way fees to the city since we began operating there in 2004. The City of Houston sought unspecified damages arising from the alleged underpayment. The case was removed to the United States District Court for the Southern District of Texas and ultimately settled in October 2009, with no material impact to our financial statements.

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

Date: November 4, 2009

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