Form 10-K
period 2009-12-31
CBEYOND, INC.
filed 2010-03-05
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the common stock held by non-affiliates of the registrant was $369,148,473 based on a closing price of $14.35 on the Nasdaq Global Market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 01, 2010
Common Stock, $0.01 par value	30,186,447

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on June 11, 2010. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CBEYOND, INC.

For the Fiscal Year Ended December 31, 2009

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we”, “our”, “us”, the “Company” or “Cbeyond”.

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect Cbeyond; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

OVERVIEW

We provide managed communications and information technology, or IT, services to our target market of small businesses in select large metropolitan areas across the United States. Our services include local and long distance voice services, broadband Internet access, mobile voice and data, email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, desktop security, hosted Microsoft Exchange, mobile workforce management, virtual receptionist, and other communications and IT services. In 2006, we began offering mobile voice and data services in conjunction with our landline-based services via our mobile virtual network operator, or MVNO, relationship with a nationwide wireless network provider. We sell our services through one of our integrated packages of bundled services or as additional services on top of one of our packages. Our voice services (other than our mobile voice and data services) are delivered using Voice over Internet Protocol, or VoIP, technology, and all of such services are delivered over our secure all-Internet Protocol, or IP, network, rather than over the best-efforts public Internet, via high capacity bandwidth connections—principally T-1s to date. We utilize other types of high-speed connections where available and economically feasible. Our network allows us to manage quality of service and achieve network and call reliability comparable to that of traditional communications networks.

Our IT services appeal to small businesses that lack the in-house technical expertise and resources to build and manage the capabilities that they need in order to compete effectively in a business environment that increasingly demands a robust and reliable online presence. We believe that small businesses are becoming more interested in outsourcing many of their IT functions to a trusted provider who will host their applications “in the cloud”. Cloud computing refers to services delivered on-demand via the Internet and can be available in a secure and cost-effective manner. We provide many of our services in this manner today. In the future we expect to introduce other applications hosted “in the cloud”.

We believe our all-IP network platform enables us to deliver an integrated bundle of highly reliable communications and IT services that may otherwise be unaffordable or impractical for our customers to obtain. We manage all aspects of our service offerings for our customers, including installation, provisioning, monitoring, proactive fault management and billing. We first launched our service in Atlanta in April 2001 and now also operate in Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. Area, and Seattle. We expect to begin operating in Boston beginning in the third quarter of 2010.

We reported $413.8 million in revenue in 2009, as compared to $349.7 million in 2008 and $280.0 million in 2007. We reported $63.1 million, $60.6 million and $52.1 million of adjusted EBITDA, a non-GAAP measure—see “Non-GAAP Financial Measures”—and net (loss) income of $(2.2) million, $3.7 million, and $21.5 million on a consolidated basis, in 2009, 2008 and 2007, respectively. Our financial results on a segment basis for reporting and management purposes are presented in Note 11 to our Consolidated Financial Statements.

Our target market consists of businesses with 5 to 249 employees in large metropolitan cities. According to 2010 Dun & Bradstreet data, there are approximately 1.5 million such businesses in the 25 largest markets in the United States. As of December 31, 2009, we serve 13 of these markets and generally expect to continue opening up to three new markets per year, depending on economic conditions, until we serve all 25. As of December 31, 2009, 2008 and 2007, we were providing communications services to 50,203, 42,463 and 35,041 customer locations, respectively.

We provide each of our integrated packages of managed services at a competitively priced, fixed monthly fee. Certain enhanced services are available as optional add-ons at either flat monthly rates or on a usage basis. We also earn revenues for usage exceeding quantities included within the package or purchased through additional services, including long distance, mobile, conferencing and calling card minutes, mobile text messages and bandwidth used for data services. We believe that we provide a differentiated value proposition to our customers, most of which do not have dedicated in-house resources to fully address their communications requirements and who therefore value the ease of use and comprehensive management that we offer. Our primary competitors, the local telephone companies, do not generally offer packages of similar managed services to our target market. We believe that this value proposition, along with our fixed-length contracts, has been crucial to achieving a relatively stable customer churn rate, which averaged approximately 1.5%, 1.3% and 1.1% for the years ended December 31, 2009, 2008 and 2007, respectively.

We employ a single integrated network, which uses technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. This is unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services. Compared to traditional networks using legacy technologies, our network design exploits the convergence of voice and data services and we believe requires significantly lower capital expenditures and operating costs. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

Our Strategy

We intend both to continue to grow our business in established markets and to replicate our approach in additional markets. To achieve our goal of profitably delivering sophisticated communications and IT tools to small businesses in our current and future markets, we have adopted a strategy with the following principal components:

•

Focus solely on the small-business market in large metropolitan areas. We target small businesses since most do not have dedicated in-house resources to fully address their communications and IT requirements. This type of customer places a high value on customer support. By focusing exclusively on small business customers, we believe we are able to differentiate ourselves from larger service providers and deliver superior service that small business customers value.

•

Offer comprehensive packages of managed communications and IT services. We seek to be the single-source provider of our customers’ communications and IT service needs by including an integrated bundle of services in our BeyondVoice packages. Our packages and add-on services are designed to offer a flexible and simple means for small businesses to tailor overall service to meet their specific needs over time—including the purchase of additional quantities, volumes or capacities; upgrading to more sophisticated applications; or purchasing completely new à la carte services on top of their existing packages—while maintaining the service integration and the convenience of a single provider. Our comprehensive packages are subscribed to under fixed-length, flat-rate contracts, which results in higher average monthly revenue per customer location (or ARPU), a more stable customer churn rate and greater operating efficiencies.

•

Increase penetration of enhanced services to our customer base. We focus on enhancing existing applications and developing new applications that increase customer productivity and satisfaction. As our customer base and service offering have grown, our upselling efforts to introduce new products and services to existing customers has become an increasingly important opportunity for revenue and margin growth and for maintaining a high value proposition for our customers. As of December 31, 2009, our average customer used a total of 7.4 applications, whether as part of a package or purchased as an additional service, compared with 7.0 applications as of December 31, 2008 and 6.3 applications as of December 31, 2007.

•

Focus sales and marketing resources on achieving significant market penetration. We have chosen to focus our sales and marketing efforts on achieving deep market penetration and growing market share in a limited set of markets and gradually expanding the number of markets served, rather than taking an approach that emphasized having a sales presence in significantly more markets with lower market penetration. We believe that our concentration on market share rather than market presence has resulted in our achieving profitability and economic sustainability at a faster rate and with better financial results than would have resulted from an approach that emphasized having a sales presence in significantly more markets with a lower market share. In addition, because we prefer to develop and promote sales management from within, rather than hire from outside, our steadily growing base of established markets provides a training ground for management personnel who can open new markets.

•

Replicate our business model in new markets. Each time we expand into a new market, we adhere to the same processes for choosing, preparing, launching and operating in those markets that have proven successful in previous market launches. In launching our business in each new market, we use the same disciplined financial and operational reporting system to enable us to closely monitor our costs, market penetration and provisioning of customers and maintain standards consistent with our established markets.

Our Strengths

Our business is focused on rapidly growing a loyal customer base, while maintaining capital and operating efficiency. We believe we benefit from the following strengths:

•

Our differentiated package of valuable applications. We believe that we offer a highly differentiated package of communications and IT services in order to bring “big business tools” to small businesses in an affordable, convenient manner. Our focus allows us to compete primarily on the basis of value rather than price, and we believe that we are able to command a premium in the market due to our ability to aggregate the essential communications and IT services needed to make a small business better connected and more productive.

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

•

Our all-IP network. We are able to provide a wide range of enhanced services in a cost-efficient manner over a single network, in contrast to traditional networks, which may require separate, incremental networks or substantial network upgrades in order to support similar services. Our all-IP network architecture allows us to provide a comprehensive package of services with high network reliability and quality of service.

•

Our experienced management team with focus on operating excellence. Our senior management team has substantial industry experience. Our top three executive officers each have an average of over 23 years of experience in the communications industry and have worked at a broad range of communications companies, both startups and mature businesses, including local telephone companies, long distance carriers, competitive carriers, web hosting companies, Internet and data providers and mobile communications providers.

•

Our strong balance sheet and liquidity position. As of December 31, 2009, we had a strong balance sheet with $39.3 million in cash and cash equivalents and no outstanding debt. We believe that cash flows from operations and cash on hand will be sufficient to fund our capital expenditures and operating expenses, including those related to our current plans to continue opening up to three new markets per year, depending on economic conditions. In addition, as of the date of this filing, we have an open, undrawn $40.0 million revolving line of credit with Bank of America, of which $38.8 million is available due to $1.2 million in letters of credit which are collateralized and outstanding under the revolving line of credit. The revolving line of credit is secured by substantially all of our assets.

We believe our strategies and strengths have contributed to our financial and operating performance, including rapid growth in customers, revenue and adjusted EBITDA.

Our Customers

We target entrepreneurial-class businesses, or those with 5 to 249 employees, in certain of the 25 largest metropolitan markets in the United States because of their high concentration of small businesses. We believe focusing on these markets allows us to maximize the resources we can apply by operating in the densest areas of small business in the United States. As of December 31, 2009, we were providing our services to 50,203 customer locations.

Prior to joining Cbeyond, the majority of our customers received basic communications services from the incumbent local telephone companies and frequently had other providers for other communications services such as long distance, Internet access, and mobile services. They often either did not utilize the kinds of IT services available through our service packages or obtained them from multiple service providers. These businesses, in most cases, did not receive the focus and personalized attention that larger enterprises enjoy and often lagged behind larger businesses in the adoption of productivity-enhancing and cost-effective communications and IT services.

The small businesses we target typically do not have dedicated in-house resources to manage their communications and IT needs and value a single trusted provider who can make a variety of complex services convenient and affordable. A majority of our customer base uses five to eight local voice lines. Because we focus solely on small businesses, no single customer or group of customers represents a significant percentage of our customer base or revenues. Similarly, no single vertical customer segment represents a significant percentage of our base. Our largest customer sectors are professional services, which include physicians, legal offices, insurance services, consulting firms, accounting firms and real estate services. Each of these sectors represents less than 10% of our customer base.

Our Managed Service Offerings

Integrated Service Offerings

We offer integrated managed communications and IT services through our BeyondVoice packages over high capacity bandwidth connections. Our BeyondVoice packages have historically been essentially a single basic product that we offered in three sizes, depending on the customer’s size and need for bandwidth. At December 31, 2009, 2008 and 2007, approximately 84% of our customers were under the lowest priced package. In March 2010, we began offering our services via BeyondVoice packages that are designed to address the customer’s business needs rather than the size of the customer. These new BeyondVoice packages will be available as an Office Edition or a Mobile Edition and will allow customers to personalize their packages to meet the needs of their growing businesses. New customers will sign up for one of these two packages, and, over time, we expect our existing customer base to migrate to these packages as well. Package pricing under the historical packages increased with size, but the two new packages are priced more closely with the selling price of the smaller package under the old offering. For customers who have higher bandwidth needs, incremental bandwidth is available as an add-on service.

At this time, we believe that the introduction of our new service packages in 2010 will tend to decrease ARPU in the short term; however, we also anticipate that the introduction of these packages will decrease the need for credits and promotional incentives to customers, which have been primary contributors to recent decreases in ARPU, while allowing us greater flexibility to match the value and cost of services provided with the prices charged. Long-term, we have an expectation that our customers will continue to increase the average number of applications they use and we will continue to introduce new service offerings. While the increase in adoption of applications would tend to improve ARPU, the duration and depth of the current economic environment and related competitive pressures are likely to counteract the favorable impacts of the increased adoption.

Each of our BeyondVoice packages includes local and long distance voice services and broadband Internet access, plus a full line of managed services our customers can choose from to customize their package. Beginning in 2006, we began incorporating mobile services into our BeyondVoice I package offering and, in the fourth quarter of 2008, we incorporated mobile services into our BeyondVoice II package offering. The local and long distance voice services in our BeyondVoice packages include enhanced 911 services, which are comparable to the 911 services offered over traditional telephone networks, and business class features, which include call forwarding, call hunting, call transfer, call waiting, caller ID and three-way calling.

Enhanced Services

In addition to the applications offered in our BeyondVoice packages, we currently offer other services, which include voicemail, email, unified messaging, web hosting, virtual private network, BeyondMobile, BeyondOffice, secure backup and file sharing, fax-to-email, hosted Microsoft Exchange, secure desktop, mobile workforce management, virtual receptionist and other applications and features. In the future, we plan to offer additional IT services and other software-as-a-service applications. Our enhanced services are sold on an à la carte basis to subscribers of our BeyondVoice bundled packages.

Sales and Marketing

Overview

Our sales force targets small businesses primarily through face-to-face meetings with customers each day as part of a transaction-oriented and personalized consultative selling process. We adhere to the same sales and operating procedures in every market we enter. We track the performance of our sales team by maintaining detailed activity measurements in each of our markets.

We offer our customers comprehensive solutions simplified into our BeyondVoice packages and sold at fixed, predetermined prices. We permit our sales people to sell only our offered packages and do not allow them to make discounted sales or alter the BeyondVoice packages (other than to add enhanced services or in connection with company-wide promotions). We believe that value is the primary motivating factor for our customers. We believe that our commitment to offering integrated packages of services helps to simplify the entry of orders into our automated provisioning and installation process. Through our strategy of offering bundled services, we seek to become the single-source provider for many of our customers’ communications and IT services. We believe these factors contribute to our relatively stable customer churn rates.

Sales Channels

Direct Sales. The cornerstone of our sales efforts is our direct sales force. At full staffing, we generally target 50 to 60 sales representatives per market. In addition to the sales representatives we deploy in our markets to call on customer prospects in person, we have a small group of centralized sales representatives who sell new accounts remotely from our corporate offices. Our direct sales force accounted for approximately 77.7% of our new customers for the year ended December 31, 2009.

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

Indirect Sales. We supplement our direct sales force with our channel partners, who leverage their pre-existing business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other telecommunications and IT consultants to small businesses. As compensation for their services, our channel partners receive ongoing residual payments on their sales. Our channel partners contributed approximately 22.3% of our new customers for the year ended December 31, 2009.

Solutions Advisers. In addition to our Direct and Indirect Sales, which are dedicated to acquiring new customers, we have deployed solutions advisers to conduct account reviews with existing customers to insure that our customers are using the services and applications available to them and to upsell them to additional services and applications beyond what they initially purchased. Our solutions advisers are located in our sales branches in order to make calls in person on our existing customers as well as centrally in our corporate office in order to supplement our field solutions advisers with central staff who can interact with customers online or via telephone. We believe that the solutions advisers will have an increasingly important role in our strategy of increasing the “wallet share” of our customers, in growing the application use of our customers, and in protecting our ARPU in a price competitive environment. We are currently expanding our solutions advisers from less than 10% of our total sales force to just under 20%.

Referral Program

We believe we are building a culture of referrals that benefits both our direct and indirect selling efforts. We obtain new customers from our referral program through our current base of customers and through our referral partners. Our customers and referral partners are eligible to receive a one-time referral credit for each new customer they refer.

Marketing and Advertising

We focus our marketing resources on our direct and indirect sales efforts and programs that support those efforts. We market ourselves as “the last communications company a small business will ever need.” We have launched a focused marketing campaign of targeted print and online media. Our marketing expenses for local print media, industry specific print media and online advertising expenses for the year ended December 31, 2009 were $3.0 million.

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

Installation

We employ a team of service coordinators in each of our markets to handle the order entry and customer installation process. A centralized circuit provisioning and customer activation group takes responsibility for ensuring that circuits to the customer’s location are provisioned correctly and on time, together with local number portability and the appropriate features and applications ordered by the customer. These circuits have primarily been T-1s obtained from the local telephone company to date, but we also utilize other types of high-speed connections where available and economically feasible. We seek to provision our customers within 30 to 60 calendar days. Our automated processes allow us to reduce the time and human intervention necessary to fill our access circuit orders with the local telephone company. Currently, a majority of all circuit orders receive a firm order commitment from the local telephone company with no human intervention in less than 24 hours from submission. Once an order is submitted, an outsourced technician is dispatched to the customer’s location to install the integrated access device, to connect the customer’s equipment to our network, and to activate and test the services. After installation of the integrated access device, new services added by the customer will work with the customer’s existing equipment and require no further equipment changes or capital expenditures.

Billing

We bill all of our customers electronically via email. Full billing detail and analytical capabilities are available to our customers on the web through Cbeyond Online, our online account manager. We do not send any paper bills. In addition, over 44.8% of our customers pay us online, either via credit card, electronic funds transfer, or automatic account debit. Because we employ a simple flat-rate billing in advance, we believe that customers are able to budget their costs and minimize errors. Our flat rate billing, electronic invoicing and online payments greatly reduces the amount of resources needed for these functions.

Customer Care and Cbeyond Online

We offer our customers support through live access to dedicated care representatives and through online resources twenty-four hours a day, seven days a week. Although customers can choose to speak with one of our Cbeyond representatives on a real-time basis, Cbeyond Online has become our primary channel for customer care.

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

Our All-IP Network Architecture

We employ a single integrated network using technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. We transmit our customers’ voice traffic over our secure private network and do not rely on the best efforts public Internet. Our network design exploits the convergence of voice and data services and requires significantly lower capital expenditures and operating costs compared to traditional networks using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus minimizing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

Our IP network architecture achieves a lower cost structure than legacy designs primarily through enabling us to:

•	buy fewer network components (and at lower cost);

•	lease fewer telecommunications circuits;

•	employ fewer staff;

•	rent less collocation space;

•	incur lower maintenance costs; and

•	integrate fewer support systems.

We organize our network into three groupings of equipment and circuits for purposes of network management and quality measurement:

•	the core network, which is located in our data centers or market tandem offices, primarily comprises softswitches, backbone routers and media and feature servers;

•	the distribution network, which includes collocation equipment such as T-1 aggregation routers and trunking gateways, as well as DS-3 transport circuits; and

•	the access network, which comprises the T-1 local loops, or other access circuits, and integrated access devices that connect customers’ equipment to our extended network.

Our software monitors network quality and tracks potential problems by monitoring each of these network groupings.

The largest single monthly expense associated with our network is the cost of leasing T-1 circuits to connect to our customers. We lease T-1 circuits primarily from the local telephone companies on a wholesale basis. We are able to obtain cost-based pricing because we meet certain qualifying criteria established by the Federal Communications Commission, or the FCC, for use of these services and because we have built the processes and systems to take advantage of these wholesale circuits, in contrast to many competitive carriers, which lease T-1 circuits under special access, or retail, pricing. As a result of regulatory changes adopted via the FCC’s Triennial Review Remand Order, or TRRO, we are required to lease T-1 circuits under special access pricing when serving customers in certain geographical areas within the cities we serve. See “Government Regulation.”

We employ these wholesale T-1 circuits as follows:

•

UNE loops. An unbundled network element, or UNE, loop is the facility that extends from the customer’s premises to our equipment collocated in the local exchange company end-office that serves that customer location. We employ UNE loops when we have a collocation in the central office that serves a customer. We use high-capacity T-1 unbundled loops to serve our customers.

•

EELs. An enhanced extended link, or EEL, is a combination of an unbundled T-1 loop and an associated T-1 transport element that are joined together by the local telephone company at the end-office serving the customer location. This allows us to obtain access to customer premises without having a collocation at the serving central office. The current FCC rules require local telephone companies to provide T-1 EELs to carriers subject to certain local use criteria, which we meet. Once we achieve sufficient density from a remote office, we deploy a dedicated DS-3 transport and regroom the T-1 transport elements onto the DS-3 transport circuit and remove the T-1 transport elements.

Historically, approximately half of our circuits were provisioned using UNE loops and half using EELs. Our monthly expenses are significantly less when using UNE loops rather than EELs, but UNE loops require us to incur the capital expenditures of central office collocation equipment. Both UNE loops and EELs are substantially less expensive for us than special access circuits. We lease DS-3 circuits from local telephone companies or competitive carriers to carry traffic from the end-office collocation to our equipment in a tandem wire center collocation. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch a market with several collocations and add collocations as the business grows. For example, in Atlanta, our most mature market, we had 15 collocations at the time of our initial public offering in November 2005 and 25 collocations as of December 31, 2009.

Relationship with Cisco Systems, Inc.

Cbeyond has had a close relationship with Cisco Systems, Inc. and its financing subsidiary, Cisco Systems Capital (collectively, Cisco). Cisco has been and continues to be one of our major equipment suppliers. In addition, one of its former executives, who retired in 2009, is on our Board of Directors and Audit Committee.

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

As a provider of voice services, our primary competitors are the incumbent local exchange carriers, or ILECs: Qwest in Denver, Minneapolis, and Seattle; AT&T in Atlanta, Dallas, Detroit, Houston, Chicago, Los Angeles, San Diego, Miami and the San Francisco Bay Area; and Verizon in the Washington, DC area. In addition to the local telephone companies, we compete with other competitive carriers in each of our markets. These competitive carriers include XO Communications, LLC, NuVox Communications, PAETEC, Integra Telecom, Inc., TelePacific Communications and ITC^Deltacom, Inc., among many others. Certain of these competitive carriers have adopted VoIP technology similar to that employed by us, and in the future we expect others to do so. Based on information provided by our customers at the time of activation, approximately 63.0% of our customers used an incumbent local exchange carrier, or ILEC, for local telephone service prior to signing with us, and the remainder used competitive local exchange carriers, or CLECs. Many of our customers, prior to joining with us, used multiple vendors for local and long distance voice services and broadband Internet access and have enjoyed the convenience of a sole-sourced service since signing with us.

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

We expect that, in the future, other companies may be formed to take advantage of our VoIP-based business model. Existing companies may also expand their focus in the future to target small business customers. In addition, certain utility companies have begun experimenting with delivering voice and high-speed data services over power lines.

In connection with our BeyondMobile offering, we compete with national wireless phone companies, such as AT&T, Sprint Corporation, T-Mobile USA, Inc. and Verizon Wireless, as well as regional wireless providers.

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

Congress, the FCC and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. Several bills have been introduced regarding telecommunications issues such as the FCC’s power to forbear from enforcing its regulations, but none would have any impact on our right to purchase UNEs. While negative federal legislation is always a possibility, we believe it unlikely that any such negative legislation will be passed by Congress in 2010. The FCC’s current rules, as established in the August 2003 “Triennial Review Order” and subsequent orders discussed below, establish the general framework of regulation that allows us to purchase the UNEs that we buy. In addition, some of the changes under consideration by Congress, the FCC and state regulators may affect our competitors differently than they affect us. Changes in the universal service fund may affect the fees we are required to pay to this program, but since we and our competitors generally pass these fees through to customers, we expect any changes to have minimal competitive effect. Similarly, we do not expect changes in inter-carrier compensation rules to have a material effect on us because we derive the vast majority of our revenues directly from our customers, rather than from other carriers. Reciprocal compensation for termination of local calls is not a significant source of revenue, and we derive relatively little revenue from access charges for origination and termination of long distance calls over our network.

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

Regulatory Framework

Our business relies heavily on the use of T-1 UNE loops and EELs that include T-1 loop components, for access to customer premises. Our existing strategy is based on FCC rules that require ILECs to provide us these UNEs at wholesale prices based on incremental costs in all wire centers except those with the densest concentration of loops serving business customers. This exception affects the price we pay to obtain access to T-1 loops in some of the central business districts we serve, as discussed in more detail below. These rules that currently govern our access to UNEs may change due to future FCC decisions, and we are unable to predict how such future developments may affect our business.

The Telecom Act

The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory preconditions to allow companies like us to compete for the provision of local communications services. Before the passage of the Telecom Act, states typically granted an exclusive franchise in each local service area to a single dominant carrier, often a former subsidiary of AT&T, known as a regional Bell operating company, or RBOC, which owned the entire local exchange network and operated a virtual monopoly in the provision of most local exchange services. The RBOCs now consist of Verizon, Qwest Communications and AT&T Communications.

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

Triennial Review Order, or TRO, and Appeals. In two separate but related orders which became effective in August of 2003 (the “Triennial Review Order” or “TRO”) and March of 2005 (the “Triennial Review Remand Order” or “TRRO”), the FCC revised the rules which govern our access to UNEs. Now, nearly five years after the effective date of the TRRO, the changes have been fully incorporated into our normal operations.

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

AT&T/BellSouth merger proceeding. In early 2006, AT&T (formerly SBC/AT&T) and BellSouth announced their agreement to merge, and the merger was closed on December 31, 2006. The FCC, in granting its approval of the merger, imposed significant conditions including an agreement by AT&T not to use FCC forbearance procedures for a period of 42 months, not to seek any UNE rate increases for the same period and to allow competitive carriers to use interconnection agreements effective in any AT&T state in any other AT&T state. These merger conditions will be expiring in mid-2010, and we have no indication at this time as to what impact the expiration may have on AT&T’s state regulatory activities.

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

Forbearance proceedings. Despite the recent denials of local exchange carrier, or LEC, forbearance petitions (and subject to significant merger-related limitations operating to constrain AT&T forbearance activity until mid-2011), we believe there remains a possibility that the RBOCs and other ILECs may file additional forbearance petitions in the future seeking elimination of unbundling requirements in other metropolitan statistical areas, or MSAs. We are not aware of wire centers in any MSA in which we currently offer or plan to offer service that would meet the apparent standard for UNE elimination applied in previous forbearance proceedings. Depending on the future levels of facilities-based deployment in the markets at issue, however, such forbearance petitions could eventually raise the prices that we pay for T-1 loops, EELs, and other UNE facilities currently made available under § 251 of the Telecom Act. Further, additional grants of forbearance in markets where we do not currently have facilities could cause us to adjust or modify plans for expansion into those markets.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in California, Colorado, Florida, Georgia, Illinois, Maryland, Michigan, Minnesota, Texas, Virginia, Washington, and the District of Columbia, as well as in other states where we are not yet operational. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

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

In addition, the states have authority under the Telecom Act to approve or, in limited circumstances reject agreements for the interconnection of telecommunications carriers’ facilities with those of the ILEC, to arbitrate disputes arising in negotiations for interconnection and to interpret and enforce interconnection agreements. In exercising this authority, the states determine the rates, terms and conditions under which we can obtain access to the loop and transport UNEs that are required to be available under the FCC rules. The states may re-examine these rates, terms and conditions from time to time.

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

Intellectual Property

We currently do not own any patent registrations, applications, or licenses, but have applications pending for two patents. We maintain and protect trade secrets, know-how and other proprietary information regarding many of our business processes and related systems. We also hold several federal trademark registrations, including:

•	Cbeyond®;

•	BeyondVoice®;

•	BeyondOffice®;

•	BeyondMobile®;

•	The last communications company a small business will ever need®; and

•	Cbeyond Logo.

Employees

At December 31, 2009 and 2008, we had 1,677 and 1,493 employees, respectively. None of our employees are represented by labor unions. We believe employee relations are generally good.

Where You Can Find More Information

Our Web site address is www.cbeyond.net. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, ir.cbeyond.net/index.cfm, under the heading “SEC Filings” or on the SEC’s, Web site at www.sec.gov. We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. These reports are available on our investor relations Web site as soon as reasonably practicable after we electronically file them with the SEC. You can also find our Code of Ethics on our Web site under the heading “Corporate Governance” or by requesting a copy from us.

Item 1A.	Risk Factors

Risks Related to Our Business

Our growth and financial health are subject to a number of economic risks.

As widely reported, the financial markets in the United States have been experiencing extreme disruption in the past two years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these conditions or other factors at a time when we would like, or need, to do so. This could have an impact on our ability to react to changing economic and business conditions. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.

Although we attempt to monitor the financial health of significant vendors, these economic conditions may also adversely affect the ability of third-party vendors important to our operations to continue as going concerns. If such vendors were to fail, we may not be able to replace them without disruptions to, or deterioration of, our service and we may also incur higher costs associated with the new vendors. Transitioning to new vendors may also result in the loss of the value of assets associated with our integration of third-party services into our network or service offering.

The current tightening of credit in financial markets also potentially adversely affects the ability of our customers to obtain financing for significant purchases and operations, and this could result in a decrease in sales to new customers or existing customers canceling services as well as impact the ability of our customers to make payments. The depth and duration of the current economic downturn may also reduce the size and viability of our addressable markets of small businesses, particularly in geographic areas where the economic impacts are most severe. We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries.

The success of our growth and expansion plans depends on a number of factors that are beyond our control.

We have grown our business by increasing the number of customers in existing markets, entering new geographical markets, and selling additional services to existing customers; and we plan to continue opening up to three new markets per year, depending on economic conditions. There is no guarantee we will be able to maintain our growth or that we will choose to target the same pace of market growth in the future. Our success in achieving continued growth and expansion into new markets depends upon several factors including:

•	the availability and retention of qualified and effective personnel with the expertise required to sell and operate effectively or successfully;

•	the overall economic health of new and existing markets or small businesses in general;

•	the number and effectiveness of competitors;

•	the pricing structure under which we will be able to obtain circuits and purchase other services required to serve our customers;

•	the availability to us of technologies needed to remain competitive;

•	our ability to establish a relationship and work effectively with the local telephone company for the provision of access lines to customers; and

•

state and regulatory conditions, including the maintenance of state regulation that protects us from unfair business practices by local telephone companies or others with greater market power who have relationships with us as both competitors and suppliers.

We may not be able to continue to grow our customer base.

We experienced an annual growth rate in customer locations of 18.2% during 2009, which was a decline compared to the growth rate in the prior year. We may not experience this same growth rate in the future, or we may not grow at all, in our current markets. Future growth in our existing markets may be more difficult than our growth has been to date due to increased or more effective competition in the future, difficulties in scaling our business systems and processes or difficulty in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers.

The fixed pricing structure for our integrated packages makes us vulnerable to price increases by our suppliers for network equipment and access fees for circuits that we lease to gain access to our customers.

We offer our integrated packages to customers at a fixed price for one, two or three years. If we experience an increase in our costs due to price increases from our suppliers, vendors or third-party carriers or increases in access fees, installation fees, interconnection fees payable to local telephone companies or other fees, we may not be able to pass these increases on to our customers immediately, and this could materially harm our results of operations.

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

A substantial majority of our target customers are existing small businesses that are already purchasing communications services from one or more of these providers. The success of our operations is in part dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage in our current markets and limit our ability to expand into new markets. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans such that the rates that they charge are not always substantially higher, and in some cases are lower, than the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Any of the foregoing factors could require us to reduce our prices to remain competitive or cause us to lose customers, resulting in a decrease in ARPU.

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

We believe we generally do not compete with VoIP providers who use the public Internet to transmit communications traffic, as these providers generally do not provide the level and quality of service typically demanded by the business customers we serve. However, future advances in VoIP technology may enable these providers to offer an improved level and quality of service to business customers over the public Internet and with lower costs than using a private network. This development could result in increased price competition and may affect our business, results of operations and financial condition.

Continued industry consolidation could further strengthen our competitors, and we could lose customers or face adverse changes in regulation.

In 2005, Verizon announced its merger with MCI, and SBC announced its merger with AT&T. In late 2006, AT&T and BellSouth completed the merger of their two companies. Recently, Comcast Cable Communications, Inc. has announced its intention to acquire a competitive local exchange company based in the Midwest and a nationwide wholesale provider of hosted VoIP services; and Windstream Corporation has acquired Nuvox, Inc., a privately held CLEC and competitor. The increased size and market power of these companies may have adverse consequences for us, and other large mergers may create larger and more efficient competitors. These competitors could focus their large resources on regaining share in the small business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes could have a harmful effect on our future financial results.

We are susceptible to business and political risks from our use of international third-party resources that could result in delays in the development or maintenance of operational support systems and business processes.

A portion of our IT development is performed by third-parties with offshore resources. There are inherent risks in engaging offshore resources including difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, changes in political or economic conditions and potentially adverse tax consequences. To the extent that we do not manage our international third-party vendors successfully, our business could be adversely affected.

Our operational support systems and business processes may not be adequate to effectively manage our growth.

Our continued success depends on the scalability of our systems and processes. As of December 31, 2009, none of our individual market operations have supported levels of customers substantially in excess of 10,000, and our centralized systems and processes have not supported more than approximately 55,000 customer locations. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. In addition, our growing managed services profile, including our new mobile services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such new services into our existing operations. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.

We depend on local telephone companies for the installation and maintenance of our customers’ T-1 access lines and other network elements and facilities.

Our customers’ T-1 access lines are installed and maintained by local telephone companies in each of our markets. If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. Since inception, we have experienced routine delays in the installation of T-1 lines by the local telephone companies to our customers in each of our markets, although these delays have not yet resulted in any material impact to our ability to compete and add customers in our markets. Any work stoppage action by employees of a local telephone company that provides us services in one of our markets could result in substantial delays in activating new customers’ lines and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities, and we utilize certain of their network elements. Failure of these elements or damage to a local telephone company’s collocation facility could cause disruptions in our service.

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

Some of our services are dependent on facilities and systems maintained by or equipment manufactured by third parties over which we have no control, the failure of which could cause interruptions or discontinuation of some of our services, damage our reputation, cause us to lose customers or limit our growth.

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

We are required to bill taxes, fees, and other amounts to our customers on behalf of government entities. Determining the services on which such amounts should be assessed and how to calculate the proper amounts can be complex and may involve judgment that an assessing entity may disagree with, exposing us to the possibility of material liabilities for amounts we did not bill to our customers, including interest and penalties.

We are required to bill taxes, fees and other amounts (collectively referred to as “taxes”) on behalf of government entities on some of the services we provide to our customers. These entities include governments and governmental authorities at the county, city, state and federal level (“taxing authorities”). Each taxing authority may have one or more taxes with unique rules as to which services are subject to each tax and how those services should be taxed. While some types of taxes may be similar among many taxing authorities, the rules and applicable rates are often unique and change from time to time. Determining which taxing authorities have jurisdiction for a customer, which taxes are applicable, and how the specific rules should be applied often involves exercising judgment and making estimations. The nature of this process creates a risk of non-compliance, such as subjecting a customer to the wrong taxing authorities. Other risks that represent higher exposure to us include interpreting rules in a manner that may differ from the taxing authority, resulting in one or more of the following outcomes: we may not charge for a tax that we may be liable for, we may charge for a tax at a rate that is lower than what we may be liable for, or we may apply the correct rate using a methodology that differs from the applicable taxing authority’s methodology. Because we sell many of our services on a bundled basis and assess different taxes on the individual components included within the bundle, there is also a risk that a taxing authority could disagree with the taxable value of a component.

Taxing authorities can perform audits for any period or periods still open for review under the applicable statute. These statutes typically provide that periods remain open for three to four years. If we were found to be improperly assessing taxes and were assessed for multiple years of under-billing our customers we could be subject to significant assessments of past taxes, fines and interest, which could materially harm our financial condition.

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

Our customer churn rate may increase.

Customer churn occurs when a customer discontinues service with us, whether voluntary or involuntary, such as a customer going out of business or switching to a competitor. Changes in the economy, increased competition from other providers, or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. We historically maintained monthly churn rates of approximately 1.0%. Beginning with the third quarter of 2007, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorating economic conditions. We experienced an average monthly churn rate of 1.5% in 2009 compared to 1.3% in 2008. We cannot predict the duration or magnitude of the currently deteriorated economic conditions or its impact on our target of small business customers. We expect our average monthly churn rate to continue to be greater than 1.0% for at least as long as the current economic environment persists. Higher customer churn rates could adversely impact our revenue growth. A sustained and significant growth in the churn rate could have a material adverse effect on our business.

We obtain the majority of our network equipment and software from Cisco Systems. Our success depends upon the quality, availability and price of Cisco Systems’ network equipment and software.

We obtain the majority of our network equipment and software from Cisco Systems. In addition, we rely on Cisco Systems for technical support and assistance. Although we believe that we maintain a good relationship with Cisco Systems and our other suppliers, if Cisco Systems or any of our other suppliers were to terminate our relationship or were to cease making the equipment and software we use, our ability to maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired. In addition, our success depends in part on our obtaining network equipment and software at affordable prices. Significant increases in the price of these products would harm our financial results and may increase our capital requirements.

We depend on third-party vendors for information systems. If these vendors discontinue support for the systems we use or fail to maintain quality in future software releases, we could incur substantial unplanned costs to switch or upgrade our systems or equipment, and we could sustain a negative impact on the quality of our services to customers, the development of new services and features and the quality of information needed to manage our business.

We have entered into agreements with vendors that provide for the development and operation of back office systems, such as ordering, provisioning and billing systems. We also rely on vendors to provide the systems for monitoring the performance and condition of our network. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm our growth and our ability to monitor costs, bill customers and carriers, provision customer orders, maintain the network and achieve operating efficiencies. Such a failure could also negatively impact our ability to retain existing customers or to attract new customers.

We use software technology developed internally and by third-party vendors, and hardware technology developed by third-party vendors. We or any of these vendors could be the subject of a lawsuit alleging a violation of the intellectual property of third parties.

We have created software systems, purchased software from third-party vendors and purchased hardware from third-party vendors. Our contracts with these vendors provide indemnification to us should any entity allege that we are violating its intellectual property. Should an entity bring suit or otherwise pursue intellectual property claims against us based on its own technology or the technology of third-party vendors, the result of those claims could be to raise our costs or deny us access to technology currently necessary to our network or software systems.

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

Our current and future competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers as a result.

The communications industry has experienced, and will probably continue to experience, rapid and significant changes in technology. Technological changes, such as the use of wireless or other alternatives to network access to customers in place of the T-1 access lines we lease from the local telephone companies, could render aspects of the technology we employ suboptimal or obsolete and provide a competitive advantage to new or larger competitors who might more easily be able to take advantage of these opportunities. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we do. We cannot assure you that we will be able to obtain access to new technologies, or that we will be able to do so as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs. In addition, responding to demand for new technologies would require us to increase our capital expenditures, which may require additional financing in order to fund. As a result of those factors, we could lose customers and our financial results could be harmed.

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

The day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage our systems. Such events could disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, or major natural disasters, extreme weather, earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center, data centers or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event, and our markets, which are metropolitan markets, or Tier 1 markets, may be more likely to be the targets of terrorist activity.

There is no assurance of profitability in the future.

Although we recorded net income of $3.7 million and $21.5 million for the years ended December 31, 2008 and 2007, respectively, we recorded a net loss of $2.2 million in 2009 and have experienced losses in the past. We cannot provide any assurance that we will generate positive income in the future. Future losses could require us to slow our growth and make other changes to our business plans, and could result in an increase in our allowance against our net deferred tax assets.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We lease a 158,790 square-foot facility for our corporate headquarters in Atlanta, Georgia. We also lease data center facilities in Atlanta and in Dallas, Texas as well as sales office facilities that range between 15,000 to 28,000 square-feet in each of our markets. Our total rental expenses for the year ended December 31, 2009 were approximately $1.0 million for our collocation and data center facilities and approximately $7.0 million for our offices. We do not own any real estate. Management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional data center facilities and sales office facilities.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of December 31, 2009, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The following litigation matters were settled as discussed below:

On May 6, 2008, Steven Weisberg filed a purported securities class action lawsuit against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The complaint sought unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, purportedly on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008 based upon allegations that we underreported our customer churn rate. On August 21, 2008, the Court appointed Genesee County Employees’ Retirement System and the Essex Regional Retirement Board as Lead Plaintiffs for the purported class. On October 24, 2008, Lead Plaintiffs filed an amended complaint, adding J. Robert Fugate, our chief financial officer and an executive vice president, as an individual defendant, but otherwise did not materially alter the allegations of the original complaint. On December 23, 2008, we moved to dismiss the amended complaint. Lead Plaintiffs opposed that motion. Although the defendents continue to deny the plantiffs’ allegations, we believe it was in the best interest of our stockholders to settle this matter. On September 4, 2009, the parties to the class action filed papers with the court seeking preliminary approval of a settlement, under which a settlement fund of $2.3 million was created in October 2009 by our primary director and officer liability insurance carrier, with no additional impact to our financial statements. The court granted preliminary approval of the settlement on September 17, 2009, held a final approval hearing on January 5, 2010, and gave final approval to the settlement at that hearing. The court entered final judgment dismissing the action with prejudice on January 5, 2010.

On September 19, 2008 and October 14, 2008, two shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia, with substantially similar factual allegations to the securities case described above, but alleging breaches of fiduciary duties, allegedly occurring between August 8, 2007 and December 11, 2007. On January 30, 2009, plaintiffs filed a consolidated derivative complaint that dropped certain defendants and certain claims from the action. Although the defendants continue to deny plaintiffs’ allegations, we believe, taking into account the uncertain outcome and risk of any litigation, it was in the best interests of our stockholders to settle this matter. On September 25, 2009, the parties to the derivative action filed papers with the court seeking preliminary approval of a settlement, under which we made certain corporate governance changes and our primary director and officer liability insurance carrier paid an agreed amount of $200,000 to the plaintiffs’ counsel for attorneys fees and expenses, with no additional impact to our financial statements. The court granted preliminary approval of the settlement on October 16, 2009, held a final approval hearing on December 3, 2009, and gave final approval to the settlement at that hearing. The court entered final judgment dismissing the action with prejudice on December 3, 2009.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “CBEY.”

As of March 1, 2010, there were approximately 72 holders of record of shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq Global Market:

	Market Prices
	High	Low
Calendar Year 2008
First quarter	$39.62	$13.94
Second quarter	21.86	15.91
Third quarter	19.20	13.43
Fourth quarter	16.56	8.16

Calendar Year 2009
First quarter	$19.49	$12.50
Second quarter	20.80	13.96
Third quarter	16.75	13.34
Fourth quarter	16.63	11.01

As of March 1, 2010, the closing price of our common stock was $12.50.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We issue our employees share-based awards under our 2005 Equity Incentive Award Plan (the “2005 Plan”), which has been approved by our stockholders. The following table provides information as of December 31, 2009 regarding outstanding options and shares reserved for future issuance under the 2005 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders:
2005 Equity Incentive Award Plan	2,433,503	$19.30	748,035
2002 Equity Incentive Award Plan (1)	1,458,320	$7.34	—
2000 Equity Incentive Award Plan (1)	2,258	$13.43	—
Equity compensation plans not approved by security holders	—	$—	—

Total	3,894,081	$14.82	748,035

(1)	Shares remaining for issuance under the 2002 Equity Incentive Award Plan and the 2000 Equity Incentive Award Plan were rolled into the 2005 Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Transfer Agent and Registrar

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2009, 2008 and 2007, and the consolidated balance sheets data as of December 31, 2009 and 2008, are derived from the audited consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2006 and 2005, and the consolidated balance sheets data as of December 31, 2007, 2006 and 2005, are derived from audited consolidated financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$413,771	$349,700	$280,034	$213,886	$159,097
Operating expenses:
Cost of revenue (exclusive of $31,349, $27,708, $22,896, $22,064 and $20,577 depreciation and amortization, respectively)	138,093	109,673	84,459	64,294	47,161
Selling, general and administrative (exclusive of $20,002, $13,797, $9,074, $5,733 and $4,122 depreciation and amortization, respectively)	228,506	192,354	153,456	114,408	86,453
Public offering expenses	—	—	2	945	—
Depreciation and amortization	51,351	41,505	31,970	27,797	24,699

Total operating expenses	417,950	343,532	269,887	207,444	158,313

Operating (loss) income	(4,179)	6,168	10,147	6,442	784
Other income (expense):
Interest income	28	846	2,700	1,919	1,325
Interest expense	(152)	(224)	(252)	(163)	(2,424)
Gain from write-off of carrying value in excess of principal	—	—	—	—	4,060
Other income (expense), net	9	—	—	12	(9)

(Loss) income before income taxes	(4,294)	6,790	12,595	8,210	3,736
Income tax benefit (expense)	2,074	(3,094)	8,903	(430)	—

Net (loss) income	$(2,220)	$3,696	$21,498	$7,780	$3,736

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands, except per share data and ARPU)
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$39,267	$36,975	$56,174	$34,113	$27,752
Marketable securities	—	—	—	9,995	10,170
Working capital	19,801	17,681	27,410	20,562	15,249
Total assets	228,891	212,487	198,362	144,393	114,832
Stockholders’ equity	158,605	143,535	127,318	91,108	74,586

Other Financial Data:
Capital expenditures (1)	62,126	69,940	57,534	43,867	29,766
Net cash provided by operating activities	62,610	48,628	61,808	43,660	29,647
Net cash used in investing activities	(60,729)	(67,640)	(45,089)	(41,294)	(17,473)
Net cash provided (used in) by financing activities	411	(187)	5,342	3,995	(7,282)
Net (loss) income per common share, basic	$(0.08)	$0.13	$0.77	$0.29	$(1.16)
Net (loss) income per common share, diluted	$(0.08)	$0.12	$0.72	$0.27	$(1.16)
Weighted average common shares outstanding, basic	28,753	28,339	27,837	26,951	4,159
Weighted average common shares outstanding, diluted	28,753	29,589	29,989	28,971	4,159

Non-GAAP Financial Data:
Total adjusted EBITDA (2)	$63,126	$60,560	$52,108	$39,539	$25,807
Average monthly revenue per customer location (ARPU)	$744	$752	$748	$747	$756

(1)	Represents cash and non-cash purchases of property and equipment on a combined basis.
(2)	Adjusted EBITDA is not a substitute for operating (loss) income, net (loss) income, or cash flow from operating activities as determined in accordance with generally accepted accounting principles, or GAAP, as a measure of performance or liquidity. See “Non-GAAP Financial Measure” for our reasons for including adjusted EBITDA data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth a reconciliation of total adjusted EBITDA to net (loss) income:

	Year Ended December 31,
	2009	2008	2007	2006	2005
Reconciliations of total adjusted EBITDA to net income (loss):
Total adjusted EBITDA for reportable segments	$63,126	$60,560	$52,108	$39,539	$25,807
Depreciation and amortization	(51,351)	(41,505)	(31,970)	(27,797)	(24,699)
Non-cash share-based compensation	(15,954)	(12,887)	(9,989)	(4,355)	(324)
Public offering expenses	—	—	(2)	(945)	—
Interest income	28	846	2,700	1,919	1,325
Interest expense	(152)	(224)	(252)	(163)	(2,424)
Gain from write-off of carrying value in excess of principal	—	—	—	—	4,060
Other income (expense), net	9	—	—	12	(9)

Income (loss) before income taxes	(4,294)	6,790	12,595	8,210	3,736
Income tax (expense) benefit	2,074	(3,094)	8,903	(430)	—

Net (loss) income	$(2,220)	$3,696	$21,498	$7,780	$3,736

NON-GAAP FINANCIAL MEASURE

We use the total adjusted EBITDA of our reportable segments as a principal indicator of the operating performance of our business on a consolidated basis. Our chief executive officer, who is our chief operating decision maker, also uses our segment adjusted EBITDA to evaluate the performance of our reportable segments in accordance with FASB Accounting Standards Codification (the “ASC”) 280, Segment Reporting (formerly Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information). EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering expenses, loss on disposal of property and equipment and other non-operating income or expense. Our total adjusted EBITDA represents the sum of adjusted EBITDA for each of our segments.

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

Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded operations into 12 additional markets. During 2010, we will open our 14th market. Our current market expansion plan is to continue opening up to three new markets per year, depending on economic conditions and to establish operations in the largest 25 U.S. markets. The following comprises the service launch dates for current markets and the anticipated launch date of our announced future markets:

Current Markets	Service Launch Date
Atlanta	2nd Quarter 2001
Dallas	4th Quarter 2001
Denver	1st Quarter 2002
Houston	1st Quarter 2004
Chicago	1st Quarter 2005
Los Angeles	1st Quarter 2006
San Diego	1st Quarter 2007
Detroit	3rd Quarter 2007
San Francisco Bay Area	4th Quarter 2007
Miami	1st Quarter 2008
Minneapolis	2nd Quarter 2008
Greater Washington D.C. Area	1st Quarter 2009
Seattle	4th Quarter 2009

Announced Markets	Anticipated Service Launch Date
Boston	3rd Quarter 2010

We report each market as an individual segment, but plan to aggregate markets with similar economic characteristics for segment disclosure purposes beginning with the 2010 annual report. This aggregation is consistent with the direction toward which we are increasingly moving. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, direct attention from our chief operating decision maker (“CODM”) to specific individual established markets is more exception based than routine, with the majority of his time spent monitoring the performance of newer markets and the effectiveness of our corporate operations.

We decided to transition this aggregation over time because our investors and other financial statement users are accustomed to market level detail and the aggregation represents a significant change in our public reporting practice. The markets subject to aggregation are those that we consider “established” because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. During the transition, our segment disclosure will continue to include individual market data for each market in addition to aggregate data for the established markets as a group. Currently, a market is considered established after it has achieved positive adjusted EBITDA for at least four consecutive quarters and otherwise shares similar economic characteristics as the other established markets.

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

We believe our business approach requires significantly less capital to launch operations compared to traditional communications companies using legacy technologies. Based on our historical experience, over time a substantial majority of our market-specific capital expenditures, such as integrated access devices installed at our customers’ locations, are success-based, incurred primarily as our customer base grows. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new market we enter, particularly in comparison to service providers employing TDM, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

The nature of the primary components of our operating results—revenues, cost of revenue and selling, general and administrative expenses—are described below:

Revenue

We offer integrated managed communications and IT services through our BeyondVoice packages over high capacity bandwidth connections. Our BeyondVoice packages have historically been essentially a single basic product that we offered in three sizes, depending on the customer’s size and need for bandwidth. At December 31, 2009, 2008 and 2007, approximately 84% of our customers were under the lowest priced package. In March 2010, we began offering our services via BeyondVoice packages that are designed to address the customer’s business needs rather than the size of the customer. These new BeyondVoice packages will be available as an Office Edition or a Mobile Edition and will allow customers to personalize their packages to meet the needs of their growing businesses. New customers will sign up for one of these two packages, and, over time, we expect our existing customer base to migrate to these packages as well. Package pricing under the historical packages increased with size, but the two new packages are priced more closely with the selling price of the smaller package under the old offering. For customers who have higher bandwidth needs, incremental bandwidth is available as an add-on service.

At this time, we believe that the introduction of our new service packages in 2010 will tend to decrease ARPU in the short term; however, we also anticipate that the introduction of these packages will decrease the need for credits and promotional incentives to customers, which have been primary contributors to recent decreases in ARPU, while allowing us greater flexibility to match the value and cost of services provided with the prices charged. Long-term, we have an expectation that our customers will continue to increase the average number of applications they use and we will continue to introduce new service offerings. While the increase in adoption of applications would tend to improve ARPU, the duration and depth of the current economic environment and related competitive pressures are likely to counteract the favorable impacts of the increased adoption.

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

ARPU is impacted by a variety of factors, including customers primarily signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the amount of usage charges in excess of quantities included in the base monthly charge, the use of customer incentives employed when needed to be competitive, as well as additional terminating access charges and customer usage and purchase patterns. Customer revenues represented approximately 98.2%, 98.0% and 97.8% of total revenues in 2009, 2008 and 2007, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues.

Customer revenues are generated under contracts that run up to three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. Through mid-2007, we maintained average monthly churn rates of approximately 1.0% (we define average monthly churn rate as the average of monthly churn, which is defined for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month). Since that time, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorated economic conditions. We cannot predict the duration or magnitude of the currently deteriorated economic conditions or its impact on our target of small business customers, but we expect our monthly churn rate will continue to be more than 1.0% for at least as long as the current economic environment persists.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the local telephone companies and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees and the cost of mobile handsets. The primary component of cost of revenue consists of the access fees paid to local telephone companies for high capacity circuits (primarily T-1s to date) we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary by state and are the primary reason for differences in cost of revenue across our markets.

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

Another significant component of our cost of revenue is the cost associated with our mobile offering. These costs, which represent our fastest growing cost of revenue, include monthly base charges or usage-based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. The cost of mobile equipment typically exceeds our selling price of such devices due to the competitive marketplace and pricing practices for mobile services. We believe these costs are offset over time by the long-term profitability of our service contracts. Primarily as a result of the loss on the sale of mobile equipment recorded in full at the time of the sale, increased volumes of mobile sales decrease our gross margin percentages, although the growth of this service offering is expected to result in greater gross profits over time.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections and legal and accounting functions. In addition, share-based compensation expense is included in selling, general and administrative expenses. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include salaries and office rents. Variable selling costs include commissions, bonuses and marketing materials. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As we expand into new markets, certain fixed costs are likely to increase; however, these increases are intermittent and not proportional with the growth of customers.

Consolidated Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	For the Year Ended December 31,
	2009		2008		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$406,472	98.2%	$342,874	98.0%	$63,598	18.5%
Terminating access revenue	7,299	1.8%	6,826	2.0%	473	6.9%

Total revenue	413,771		349,700		64,071	18.3%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	54,219	13.1%	45,358	13.0%	8,861	19.5%
Other cost of revenue	52,708	12.7%	44,051	12.6%	8,657	19.7%
Mobile cost	35,635	8.6%	27,331	7.8%	8,304	30.4%
Telecommunications cost recoveries	(4,469)	(1.1)%	(7,067)	(2.0)%	2,598	(36.8)%

Total cost of revenue	138,093	33.4%	109,673	31.4%	28,420	25.9%

Gross margin (exclusive of depreciation and amortization):	$275,678	66.6%	$240,027	68.6%	$35,651	14.9%

Customer data:
Customer locations at period end	50,203		42,463		7,740	18.2%

ARPU	$744		$752		$(8)	(1.1)%

Average monthly churn rate	1.5%		1.3%		0.2%

Revenue. Total revenue increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to an increase in the average number of customers. However, for 2009 ARPU declined $8 or 1.1% compared to 2008, with the most significant decline occurring during the fourth quarter of 2009 where ARPU declined to $727, or approximately 3.6% lower than the same period in 2008. The decline in ARPU in 2009 is primarily due to increases in the impact of credits and promotional incentives issued to new customers or to retain existing customers, contract renewals at lower base prices and decreased overage charges stemming from lower levels of voice minutes used in excess of minutes included within our base package. We believe these declines are related to the effects of the economic recession on customers and increased competitive pressures. This downward pressure has been partially offset by an increase in the average applications used per customer to 7.4 in the period ended December 31, 2009 from 7.0 in the period ended December 31, 2008. In addition, we recognized benefits related to reductions to promotional obligations of $0.7 million and $0.5 million (both equating to approximately $1 of ARPU) in the twelve months ended December 31, 2009 and 2008, respectively, related to certain customer promotional liabilities recorded in prior periods. At this time, we anticipate that ARPU will continue to decline during 2010 due to the pressures facing small businesses in the current economic environment and as a result of competitive pressure; however, we expect that the pace of ARPU decline will vary by quarter due to seasonality and the changing impacts of various components of ARPU. We believe that the introduction of our new service packages in 2010 will tend to decrease ARPU in the short term; however, we also anticipate that the introduction of these packages will decrease the need for credits and promotional incentives to customers, which have been primary contributors to recent decreases in ARPU, while allowing us greater flexibility to match the value and cost of services provided with the prices charged. Long-term, we have an expectation that our customers will continue to increase the average number of applications they use and we will continue to introduce new service offerings. While the increase in adoption of applications would tend to improve ARPU, the duration and depth of the current economic environment and related competitive pressures are likely to counteract the favorable impacts of the increased adoption.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have increased for the twelve month comparison periods due to our customer growth but have declined as a percentage of ARPU. These terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the twelve month period ended December 31, 2009 as compared to the twelve month period ended December 31, 2008 (Dollar amounts in thousands):

	For the Year Ended December 31,				Change from Previous Period
	2009		2008
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Established markets:
Atlanta	$85,327	20.6%	$81,059	23.2%	$4,268	5.3%
Dallas	75,097	18.1%	69,501	19.9%	5,596	8.1%
Denver	71,016	17.2%	70,707	20.2%	309	0.4%
Houston	50,272	12.1%	46,843	13.4%	3,429	7.3%
Chicago	39,159	9.5%	36,367	10.4%	2,792	7.7%
Los Angeles	37,157	9.0%	23,669	6.8%	13,488	57.0%
San Diego	18,330	4.4%	10,728	3.1%	7,602	70.9%

Total established markets	376,358	91.0%	338,874	96.9%	37,484	11.1%
Emerging markets:
Detroit	9,646	2.3%	5,472	1.6%	4,174	76.3%
San Francisco Bay Area	12,900	3.1%	3,372	1.0%	9,528	nm
Miami	9,027	2.2%	1,396	0.4%	7,631	nm
Minneapolis	4,140	1.0%	586	0.2%	3,554	nm
Greater Washington, D.C. Area	1,603	0.4%	—	nm	1,603	nm
Seattle	97	nm	—	nm	97	nm

Total emerging markets	37,413	9.0%	10,826	3.1%	26,587	nm

Total Revenue	$413,771		$349,700		$64,071	18.3%

nm—not meaningful

Cost of Revenue. The principal driver of the increase in cost of revenue is customer growth. In addition, between 2009 and 2008, we experienced an increase in both the number of mobile handsets sold and the related mobile service costs. These mobile related increases grew at a higher rate than our overall customer growth due to a higher proportion of our customers receiving our mobile services in 2009 than in 2008, driven by both successful marketing of our BeyondMobile service to our existing customer base and a high mobile adoption rate for new customers.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees is mainly correlated to the increase in the number of customers.

Mobile-related costs represent the second largest and fastest growing component of cost of revenue due to the high rate of adoption among our customers. These costs include monthly recurring base charges or usage-based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. These increased monthly recurring mobile service costs have been partially offset by declining per unit rates charged to us by our underlying mobile network provider due to our growing scale and volumes. However, we do not anticipate that these declining per unit rates will fully offset the growth in overall mobile-related costs driven by subscriber growth.

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

Telecommunication cost recoveries are an ongoing operational activity that fluctuates from quarter to quarter, with occasional transactions that result in benefits that are atypical. In addition to normal activity, and as described in Notes 11 and 12 to the Consolidated Financial Statements, we recognized benefits to cost of revenue of approximately $0.8 million and $2.5 million in the twelve months ended December 31, 2009 and 2008, respectively, relating to negotiating settlements that were less than the recorded liabilities. In 2009, we resolved multiple disputes with a large ILEC that covered multiple markets and paid approximately $2.0 million to resolve liabilities of approximately $2.8 million. In 2008, these settlements related to the Georgia Rate Remand accrual and TRRO liabilities (as described below) that spanned long periods of time. We also recognized an additional $0.9 million in benefits to cost of revenue during the twelve months ended December 31, 2008 relating to a change in estimate associated with shortening the back billing limitation period applicable to certain amounts accrued for the Atlanta operating segment.

Selling, General and Administrative (Dollar amounts in thousands)

	For the Year Ended December 31,				Change from Previous Period
	2009		2008
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries wages and benefits (excluding share-based compensation)	$136,898	33.1%	$113,575	32.5%	$23,323	20.5%
Share-based compensation	15,954	3.9%	12,887	3.7%	3,067	23.8%
Marketing cost	2,955	0.7%	3,029	0.9%	(74)	(2.4)%
Other selling, general and administrative	72,699	17.6%	62,863	18.0%	9,836	15.6%

Total SG&A	$228,506	55.2%	$192,354	55.0%	$36,152	18.8%

Other operating expenses:
Depreciation and amortization	51,351	12.4%	41,505	11.9%	9,846	23.7%

Total other operating expenses	$51,351	12.4%	$41,505	11.9%	$9,846	23.7%

Other data:
Employees	1,677		1,493		184	12.3%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for 2009 compared to 2008 primarily due to increased employee costs. Higher employee costs, which include salaries, wages, and benefits, and commissions paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the expense increase in 2009 is primarily attributable to continued staffing of our newer markets, expansion of our corporate-based customer service and data center operations. Selling, general and administrative expenses include an increase of $3.1 million in share-based compensation expense for the twelve months ended December 31, 2009. Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue.

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

Bad debt expense was $9.1 million, or 2.2% of revenues, compared to $6.4 million, or 1.8% of revenues, for the years ended December 31, 2009 and 2008, respectively. The rate of bad debts and customer churn are closely related; therefore, we generally expect fluctuations in each of these metrics to correlate.

Other Income (Expense) (Dollar amounts in thousands)

	For the Year Ended December 31,				Change from Previous Period
	2009		2008
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$28	nm	$846	0.2%	$(818)	(96.7)%
Interest expense	(152)	nm	(224)	(0.1)%	72	(32.1)%
Other income (net)	9	nm	—	nm	9	nm
Income tax benefit (expense)	2,074	0.5%	(3,094)	(0.9)%	5,168	(167.0)%

Total income (expense)	$1,959	0.5%	$(2,472)	(0.7)%	$4,431	(179.2)%

Interest Income. Interest income decreased for the twelve-month period ended December 31, 2009 primarily as a result of a decision to shift funds from investment to operating bank accounts because the resulting reduction in bank fees was greater than the amount of investment income we would have earned, due to the low rates currently paid on our money market investments. In addition, lower interest rates and lower average cash balances over the twelve month period ended December 31, 2009 contributed to the decrease in interest income.

Interest Expense. The majority of our interest expense for the twelve-month period ended December 31, 2009 and 2008 relates to commitment fees under our revolving credit facility with our creditor. During 2009, we had no amounts outstanding under our revolving line of credit.

Income Tax Benefit/(Expense). We recorded an income tax benefit for 2009 compared to income tax expense in 2008 because we incurred a loss before income taxes of $4.3 million in 2009 compared to achieving income before income taxes of $6.8 million in 2008. The income tax benefit for 2009 is net of state income tax expense that results from states with gross-receipts based taxes, which are due regardless of profit levels. The amounts recorded in 2009 and 2008 also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.6 million in 2009 and $0.7 million in 2008. Additionally, the 2009 income tax benefit reflected a benefit from amounts associated with provision to return adjustments and decreased tax expense associated with share based transactions, which are more fully described in Note 7 of the Consolidated Financial Statements.

Our net deferred tax assets, before valuation allowance, totaled approximately $43.6 million and $41.4 million at December 31, 2009 and 2008, respectively, and primarily relate to net operating loss carryforwards. Due to our history of losses, we had a full valuation allowance against this net deferred tax asset in periods prior to the fourth quarter of 2007. During the fourth quarter of 2007, we concluded that there was sufficient positive evidence present, such that we will be able to utilize a portion of these loss carryforwards to offset future taxable income, resulting in a partial reduction of the allowance against the asset to reflect the amount of net deferred tax assets that are more likely than not to be realized. In order to realize the benefits of the deferred tax asset recognized at December 31, 2009, we will need to generate approximately $25.7 million in pre-tax income by the end of 2012, which, based on current projected performance, management expects to be able to meet. If we generate taxable income in excess of this amount, the result would be a further reduction of the allowance against our net deferred tax asset and a corresponding benefit to income tax expense. Conversely, if we generate less taxable income, we may have to increase our allowance against our net deferred tax asset with a corresponding increase to income tax expense.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	Year Ended December 31,
	2008		2007		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$342,874	98.0%	$273,907	97.8%	$68,967	25.2%
Terminating access revenue	6,826	2.0%	6,127	2.2%	699	11.4%

Total revenue	349,700		280,034		69,666	24.9%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	45,358	13.0%	37,046	13.2%	8,312	22.4%
Other cost of revenue	44,051	12.6%	38,124	13.6%	5,927	15.5%
Mobile cost	27,331	7.8%	13,808	4.9%	13,523	97.9%
Telecommunications cost recoveries	(7,067)	(2.0)%	(4,519)	(1.6)%	(2,548)	56.4%

Total cost of revenue	109,673	31.4%	84,459	30.2%	25,214	29.9%

Gross margin (exclusive of depreciation and amortization):	$240,027	68.6%	$195,575	69.8%	$44,452	22.7%

Customer data:
Customer locations at period end	42,463		35,041		7,422	21.2%

Average revenue per customer location	$752		$748		$4	0.5%

Average monthly churn rate	1.3%		1.1%		0.2%

Revenue. Total revenue increased for the year ended December 31, 2008 compared to the year ended December 31, 2007 primarily in proportion to the increase in the average number of customers year over year. ARPU was $752 and $748 for the years ended December 31, 2008 and 2007, respectively. This increase in ARPU resulted primarily from an increase in the average applications used per customer to 7.0 in the period ended December 31, 2008 from 6.3 in the period ended December 31, 2007, and, as discussed above, the recognition of reductions to promotional obligations of $0.5 million in the twelve months ended December 31, 2008 related to certain customer promotional liabilities recorded in prior periods. The ARPU for the year ended December 31, 2008 includes $1 related to the aforementioned customer promotional liabilities.

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

The following comprises the segment contributions to the increase in revenue in the twelve month period ended December 31, 2008 as compared to the twelve month period ended December 31, 2007 (Dollar amounts in thousands):

	Year Ended December 31,				Change from Previous Period
	2008		2007
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Established markets:
Atlanta	$81,059	23.2%	$72,811	26.0%	$8,248	11.3%
Dallas	69,501	19.9%	61,184	21.8%	8,317	13.6%
Denver	70,707	20.2%	64,829	23.2%	5,878	9.1%
Houston	46,843	13.4%	38,990	13.9%	7,853	20.1%
Chicago	36,367	10.4%	26,748	9.6%	9,619	36.0%
Los Angeles	23,669	6.8%	12,347	4.4%	11,322	91.7%
San Diego	10,728	3.1%	2,510	0.9%	8,218	327.4%

Total established markets	338,874	96.9%	279,419	99.8%	59,455	21.3%
Emerging markets:
Detroit	5,472	1.6%	576	0.2%	4,896	nm
San Francisco Bay Area	3,372	1.0%	39	nm	3,333	nm
Miami	1,396	0.4%	—	nm	1,396	nm
Minneapolis	586	0.2%	—	nm	586	nm

Total emerging markets	10,826	3.1%	615	0.2%	10,211	nm

Total Revenue	$349,700		$280,034		$69,666	24.9%

Cost of Revenue. The principal driver of the increase in cost of revenue is customer growth. In addition, between 2007 and 2008, we experienced an increase in both the number of mobile handsets sold and the related mobile service costs. These mobile related increases grew at a higher rate than our overall customer growth due to a higher proportion of new customers electing our mobile offering in 2008 than in 2007 and the successful marketing of our BeyondMobile service to our existing customer base.

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

In addition to typical telecommunication cost recoveries, and as described in Notes 11 and 12 to the Consolidated Financial Statements, we recognized benefits to cost of revenue of approximately $2.5 million in the twelve months ended December 31, 2008 relating to negotiating settlements that were less than the recorded liabilities. These settlements relate to the Georgia Rate Remand accrual and TRRO liabilities (as described below) that spanned long periods of time. We also recognized an additional $0.9 million in benefits to cost of revenue during the twelve months ended December 31, 2008 relating to a change in estimate associated with shortening the back billing limitation period applicable to certain amounts accrued for the Atlanta operating segment. During the twelve months ended December 31, 2008 and 2007, approximately $0.4 million of TRRO expenses passed the statutory back billing period and were reversed as a benefit to cost of revenue.

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

Interest Expense. Interest expense for the twelve-month period ended December 31, 2008 and 2007 relates primarily to commitment fees under our revolving credit facility with our creditor. We had no amounts outstanding under our revolving line of credit at any time.

Income tax expense. Income tax expense for the twelve-month period ended December 31, 2007 reflected a $9.6 million benefit arising from the release of a portion of our valuation allowance related to our net deferred tax asset, which was entirely recognized in the fourth quarter. The effect of releasing a portion of this valuation allowance is that subsequent to the fourth quarter of 2007 we recognize income taxes at the estimated full statutory rate, regardless of the level of actual taxes paid, as more fully described in Note 7 of the Consolidated Financial Statements. Future determinations on the need for a valuation allowance on our net deferred tax assets are made on a quarterly basis, and our assessment for the quarter ending December 31, 2008 reflects a benefit arising from further reduction of the valuation allowance of $0.7 million.

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

Liquidity and Capital Resources (Dollar amounts in thousands)

				Change from Previous Period
	For the Year Ended December 31,			Dollars		Percent
	2009	2008	2007	2009 v 2008	2008 v 2007	2009 v 2008	2008 v 2007
Cash Flows:
Provided by operating activities	$62,610	$48,628	$61,808	$13,982	$(13,180)	28.8%	(21.3)%
Used in investing activities	(60,729)	(67,640)	(45,089)	6,911	(22,551)	(10.2)%	50.0%
Provided by financing activities	411	(187)	5,342	598	(5,529)	(319.8)%	(103.5)%

Net increase/(decrease) in cash and cash equivalents	$2,292	$(19,199)	$22,061	$21,491	$(41,260)	(111.9)%	(187.0)%

Overview. At December 31, 2009 we had cash and cash equivalents of $39.3 million. The available cash and cash equivalents are held in our bank operating accounts and money market accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government. To date we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Cash Flows From Operations. Operating cash flows increased during the twelve months ended December 31, 2009 from the comparable period in 2008 by $14.0 million, or 28.8%. Operating cash flows increased primarily from increased revenues along with an increased number of sales markets that are achieving positive operating cash flows in 2009. These increased operating cash flows were partially offset by additional payments to suppliers and vendors to support these revenues during the twelve months ended December 31, 2009. The increased cash flows from increased revenues were also partially offset by cash used in and to support our newer markets that do not yet generate positive cash flows from operations, as well as those markets we are preparing to launch. Operating cash provided in 2009 includes $1.9 million in lower annual bonuses and other annual compensation payments in 2009 as compared to 2008, as well as settlements in 2009 and 2008 and payments of approximately $2.0 million and $2.9 million related to accrued telecommunication costs from earlier periods that had been in dispute, respectively. Operating cash flows will also fluctuate favorably or unfavorably depending on the timing of significant vendor payments.

Operating cash flows decreased during the twelve months ended December 31, 2008 from the comparable period in 2007. Operating cash flows from the increased revenue were partially offset by additional payments to suppliers and vendors to support these revenues during this period. The increased cash flows from increased revenues were further offset by cash used in and to support our newer markets that do not yet generate positive operating cash flow, of which there were five such markets in the twelve-month period of 2008 compared to three markets in the same period of 2007, as well as those markets we were preparing to launch. Operating cash used in 2008 also reflects $2.4 million in higher annual bonuses and other annual compensation payments in

2008 as compared to 2007 along with the settlement and payment of approximately $2.9 million of accrued telecommunication costs from earlier periods that had been in dispute, with no comparable payments occurring during 2007. Since December 31, 2007, we have also made process improvements that shortened the payment cycle of vendor invoices, contributing to a reduction in cash flows from operations in 2008 compared to 2007. Specifically, in the twelve months ended December 31, 2007, an increase in accounts payable resulted in increased operating cash flows of $5.4 million. During the comparable period in 2008, a decrease in accounts payable resulted in a reduction of operating cash flows of $2.2 million. These factors primarily account for the decrease in cash provided by operating activities of $13.2 million between December 31, 2007 and 2008.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment. Capital expenditures resulted from growth in customers in our existing markets, facility and network additions needed to support our entry into new markets, and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $60.7 million, $67.6 million and $55.0 million for 2009, 2008 and 2007, respectively. We also incur non-cash purchases of property and equipment, primarily related to leasehold improvements, which were $1.5 million, $2.3 million and $2.6 million in 2009, 2008 and 2007, respectively. Capital expenditures as a percentage of revenue declined from 20.5% and 20.0% for the years ended December 21, 2007 and 2008, respectively, to 15.0% for the year ended December 31, 2009, which we expect to continue to decline as a percentage of revenue in the long-term as capital expenditures invested in early markets yield increasing revenue over time.

In prior years, we periodically invested excess cash balances in highly-rated commercial paper and money market funds, but we redeemed all such investments prior to the end of 2007. Since that time, we have and continue to invest excess cash balances in money market funds that invest primarily in securities issued by the United States Treasury Department. Accordingly, we did not purchase any marketable securities in the twelve months ended December 31, 2008. Purchases of marketable securities were $45.0 million in 2007. We periodically redeemed our marketable securities in order to transfer the funds into other operating and investing activities. We redeemed $55.0 million in 2007.

Cash Flows From Financing Activities. Cash flows provided by or used in financing activities for all periods presented relate to activity associated with employee stock option exercises and vesting of restricted shares. The level of activity has declined since 2007 due to lower share prices in 2008 and 2009, which resulted in fewer option exercises.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our current market expansion plan, which is to continue opening up to three new markets per year, depending on economic conditions. Macroeconomic conditions are expected to continue to have an impact on our cash flows and customer churn rate. Our business plan assumes that cash flow from operating activities of our established markets will offset the negative cash flows from operating activities and cash flows from investing activities with respect to the additional markets we plan to launch. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. While we do not anticipate a need for additional access to capital or new financing in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change, resulting in a need for additional capital, or if additional capital that may be needed can be obtained on favorable terms.

Commitments. The following table summarizes our commitments as of December 31, 2009, including commitments pursuant to debt agreements and operating lease obligations:

	Payments Due by Period (Dollars in thousands)
Contractual Obligations	Less than 1 Year	1 to 3 Years	3 to 5 years	More than 5 Years	Total
Operating lease obligations (1)	$9,452	$19,082	$16,756	$9,862	$55,152
Purchase commitments (2)	5,875	1,119	45	272	7,311
Anticipated interest payments (3)	62	7	—	—	69

Total	$15,389	$20,208	$16,801	$10,134	$62,532

(1)	We lease office space in several U.S. locations. Operating lease amounts include future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year.
(2)	Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services.
(3)	Anticipated interest payments represent payments related to our open, but unused, line of credit.

We are required under certain contractual obligations to maintain letters of credit. As of December 31, 2009, we had outstanding letters of credit totaling $1.2 million, which expire at various dates through May 2016.

Revolving Line of Credit

In addition to the sources of cash noted above, we are party to a credit agreement with Bank of America through our subsidiary, Cbeyond Communications, LLC, or LLC, which provides for a secured revolving line of credit for up to $25.0 million. The credit agreement terms were subsequently amended on July 2, 2007 and February 24, 2009. The following description of the line of credit briefly summarizes the facility’s terms and conditions that are material to us. As of December 31, 2009 and 2008, we have an open, undrawn $25.0 million revolving line of credit with Bank of America, of which $23.8 million is available. Availability is reduced due to $1.2 million in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash.

On March 3, 2010 we entered into the third amendment of the credit agreement with Bank of America. The amendment increases the available revolving line of credit from $25.0 million to $40.0 million and extends the termination to March 3, 2013. The amendment also makes certain modifications to the interest and fees, including the applicable margins based on redefined tiers, as well as the commitment fee. The amendment also modifies certain financial covenants. The amendment retains substantially all other stipulations of the original credit agreement. As of March 4, 2010, no amounts were drawn on the amended facility, and we had $38.8 million in available capacity.

General. The amended secured revolving line of credit will terminate on March 3, 2013 extended from the original maturity date of February 8, 2011. The revolving line of credit will be available to finance working capital, capital expenditures and other general corporate purposes. All borrowings will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

Interest and Fees. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at our option, will equal a London Interbank Offered Rate, or LIBO rate, or an alternate base rate plus, in each case, an applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The amended applicable margins for LIBO rate loans or alternate base rate loans are as follows, based on the relative usage amounts:

Usage Amount	Eurodollar Rate	Base Rate
Zero to $13.3 million	2.25%	1.25%
$13.3 to $26.7 million	2.50%	1.50%
$26.7 to $40.0 million	2.75%	1.75%

The amended credit agreement superseded the following applicable margins and relative usage amounts, as of December 31, 2009:

Usage Amount	Eurodollar Rate	Base Rate
Zero to $8.3 million	1.75%	0.25%
$8.3 to $16.7 million	2.00%	0.50%
$16.7 to $25.0 million	2.25%	0.75%

In addition, we are required to pay to Bank of America under the amended revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.50% (or 0.25% as of December 31, 2009).

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

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included herein, those discussed below involved a higher degree of judgment and complexity and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition. Our marketing promotions include various rebates and customer reimbursements that fall under the scope of ASC 605-25, Multiple Arrangements, and ASC 605-50, Customer Payments/Incentives. In accordance with these pronouncements, we record these promotions as a reduction in revenue when earned by the customer. When these promotions are earned over time, we ratably allocate the cost of honoring the promotions over the underlying promotion period as a reduction in revenue. ASC 605-50 also requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Accordingly, we recognize the benefit of estimated breakage on customer promotions when such amounts are reasonably estimable.

Allowance for Doubtful Accounts. We have established an allowance for doubtful accounts through charges to selling, general and administrative expenses. The allowance is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty to ninety days after disconnection of the customers’ service, when our direct collection efforts cease. Generally, customer accounts are considered delinquent and the service disconnection process begins when they are sixty days in arrears. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of our expenses could result.

Share-Based Compensation. In accordance with ASC 718, Stock Compensation, we account for shared-based compensation expense using the fair value recognition provisions of ASC 718. Share-based compensation expense is measured at the grant date based on the fair value of the award as calculated by the lattice binomial option-pricing model and is recognized as expense on a straight-line basis over the requisite service period, after estimating the effect of forfeitures. Option valuation models involve input assumptions that are subjective, and hence, may result in option value that is not equal to that of the fair value observed in a market transaction between a willing buyer and willing seller. Additionally, estimated forfeiture rates assumptions are based on historical rates, and may not be indicative of future forfeiture behavior.

Valuation Allowances for Deferred Tax Assets. We provide for the effect of income taxes on our financial position and results of operations in accordance with ASC 740, Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. We made assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax asset.

Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and, allowable deductions. Changes in tax law or our interpretation of tax laws could materially impact the amounts provided for income taxes in our consolidated financial position and consolidated results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual consolidated operating results and the underlying amount and category of income or loss in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our consolidated financial position and consolidated results of operations.

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

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At December 31, 2009, all cash and cash equivalents that are held in operating bank accounts or money market funds that invest primarily in short-term U.S. Treasury Obligations. As of December 31, 2009, the majority of our cash is held in operating bank accounts. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the twelve months ended December 31, 2009 would have changed by as much as approximately $0.2 million. This estimate assumes that the change occurred on the first day of 2009. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Cbeyond, Inc. and Subsidiary

We have audited Cbeyond, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cbeyond, Inc. and Subsidiary’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Cbeyond, Inc. and Subsidiary’s internal control over financial reporting based on our audit.

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

In our opinion, Cbeyond, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cbeyond, Inc. and Subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 of Cbeyond, Inc. and Subsidiary, and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 4, 2010

Report of Independent Registered Public Accounting Firm

On the Consolidated Financial Statements

The Board of Directors and Stockholders of

Cbeyond, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Cbeyond, Inc. and Subsidiary (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cbeyond, Inc. and Subsidiary at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

/s/    Ernst & Young LLP

Atlanta, Georgia

March 4, 2010

CBEYOND, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

	As of December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$39,267	$36,975
Accounts receivable, gross	30,467	28,759
Less: Allowance for doubtful accounts	(2,867)	(2,374)

Accounts receivable, net	27,600	26,385
Prepaid expenses	7,261	6,429
Inventory, net	2,676	4,027
Deferred tax asset, net	1,426	1,892
Other assets	1,343	1,122

Total current assets	79,573	76,830
Property and equipment, gross	353,616	299,738
Less: Accumulated depreciation and amortization	(216,722)	(173,052)

Property and equipment, net	136,894	126,686
Restricted cash	1,243	1,164
Non-current deferred tax asset, net	8,331	5,134
Other non-current assets	2,850	2,673

Total assets	$228,891	$212,487

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,121	$10,796
Accrued telecommunications costs	13,705	15,130
Deferred customer revenue	10,047	9,306
Other accrued liabilities	23,899	23,917

Total current liabilities	59,772	59,149
Other non-current liabilities	10,514	9,803

Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 28,973 and 28,435 shares issued and outstanding, respectively	290	284
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	283,337	266,053
Accumulated deficit	(125,022)	(122,802)

Total stockholders’ equity	158,605	143,535

Total liabilities and stockholders’ equity	$228,891	$212,487

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008	2007
Revenue:
Customer revenue	$406,472	$342,874	$273,907
Terminating access revenue	7,299	6,826	6,127

Total revenue	413,771	349,700	280,034

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $31,349, $27,708 and $22,896, respectively, shown separately below)	138,093	109,673	84,459
Selling, general and administrative (exclusive of depreciation and amortization of $20,002, $13,797 and $9,074, respectively, shown separately below)	228,506	192,354	153,456
Public offering expenses	—	—	2
Depreciation and amortization	51,351	41,505	31,970

Total operating expenses	417,950	343,532	269,887

Operating (loss) income	(4,179)	6,168	10,147

Other income (expense):
Interest income	28	846	2,700
Interest expense	(152)	(224)	(252)
Other income (expense), net	9	—	—

(Loss) income before income taxes	(4,294)	6,790	12,595
Income tax benefit (expense)	2,074	(3,094)	8,903

Net (loss) income	$(2,220)	$3,696	$21,498

Net (loss) income per common share:
Basic	$(0.08)	$0.13	$0.77

Diluted	$(0.08)	$0.12	$0.72

Weighted average common shares outstanding:
Basic	28,753	28,339	27,837
Diluted	28,753	29,589	29,989

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2006	27,419	$274	$238,852	$(22)	$(147,996)	$91,108
Exercise of stock options	767	8	4,779	—	—	4,787
Issuance of employee benefit plan stock	21	—	759	—	—	759
Share-based compensation from options to employees	—	—	6,551	—	—	6,551
Share-based compensation from restricted shares to employees	1	—	1,566	—	—	1,566
Share-based compensation for non-employees	—	—	370	22	—	392
Excess tax benefit relating to share-based payments	—	—	657	—	—	657
Net income	—	—	—	—	21,498	21,498

Balance at December 31, 2007	28,208	282	253,534	—	(126,498)	127,318
Exercise of stock options	75	1	764	—	—	765
Issuance of employee benefit plan stock	95	—	1,409	—	—	1,409
Share-based compensation from options to employees	—	—	7,387	—	—	7,387
Share-based compensation from restricted shares to employees	—	—	3,741	—	—	3,741
Share-based compensation for non-employees	—	—	171	—	—	171
Vesting of restricted shares	76	1	(1)	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(19)	—	(314)	—	—	(314)
Excess tax benefit relating to share-based payments	—	—	(638)	—	—	(638)
Net income	—	—	—	—	3,696	3,696

Balance at December 31, 2008	28,435	284	266,053	—	(122,802)	143,535
Exercise of stock options	228	2	1,235	—	—	1,237
Issuance of employee benefit plan stock	165	2	3,383	—	—	3,385
Share-based compensation from options to employees	—	—	7,246	—	—	7,246
Share-based compensation from restricted shares to employees	—	—	6,031	—	—	6,031
Share-based compensation for non-employees	—	—	217	—	—	217
Vesting of restricted shares	200	2	(2)	—	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(55)	—	(816)	—	—	(816)
Excess tax benefit relating to share based payments	—	—	(10)	—	—	(10)
Net loss	—	—	—	—	(2,220)	(2,220)

Balance at December 31, 2009	28,973	$290	$283,337	$—	$(125,022)	$158,605

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net (loss) income	$(2,220)	$3,696	$21,498
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,351	41,505	31,970
Deferred tax (benefit) expense	(2,731)	2,597	(9,623)
Provision for doubtful accounts	9,053	6,406	4,821
Non-cash share-based compensation	15,954	12,887	9,989
Excess tax benefit relating to share-based payments	10	638	(657)
Changes in operating assets and liabilities:
Accounts receivable	(10,268)	(9,625)	(9,392)
Inventory	1,351	(1,166)	(2,050)
Prepaid expenses and other current assets	(1,053)	(1,523)	(1,014)
Other assets	(177)	(1,652)	1,038
Accounts payable	1,325	(2,187)	5,445
Other liabilities	15	(2,948)	9,783

Net cash provided by operating activities	62,610	48,628	61,808

Investing Activities:
Purchases of property and equipment	(60,650)	(67,611)	(54,969)
Purchases of marketable securities	—	—	(44,993)
Redemption of marketable securities	—	—	54,988
Increase in restricted cash	(79)	(29)	(115)

Net cash used in investing activities	(60,729)	(67,640)	(45,089)

Financing Activities:
Taxes paid on vested restricted shares	(816)	(314)	—
Repayment of long-term debt and capital leases	—	—	(98)
Financing issuance costs	—	—	(4)
Excess tax benefit relating to share-based payments	(10)	(638)	657
Proceeds from exercise of stock options	1,237	765	4,787

Net cash provided by/(used in) financing activities	411	(187)	5,342

Net increase/(decrease) in cash and cash equivalents	2,292	(19,199)	22,061
Cash and cash equivalents at beginning of period	36,975	56,174	34,113

Cash and cash equivalents at end of period	$39,267	$36,975	$56,174

Supplemental disclosure:
Interest paid	$131	$129	$127
Income taxes paid	$1,450	$167	$7
Non-cash purchases of property and equipment	$1,476	$2,329	$2,565

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

(Amounts in thousands, except per share amounts)

1. Description of Business

Cbeyond, Inc., a managed service provider, incorporated on March 28, 2000 in Delaware, for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of December 31, 2009, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. Area and Seattle.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiary (collectively, “we”, “our”, “us” or the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services are provided or mobile handset delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Revenue derived from monthly recurring charges for local voice and data services and other recurring services is billed in advance and deferred until earned. Revenues derived from services that are not included in monthly recurring charges, including long distance, excess charges over monthly rate plans and terminating access fees from other carriers, are recognized monthly as services are provided and billed in arrears.

We offer customers certain web-based services that are hosted on our technology infrastructure. Customers do not take physical possession of the related software applications, except for certain licenses that may be required by some customers to obtain our service. We determined that this offering should be accounted for as a service arrangement. Because service is provided on a constant basis with no discernable pattern of performance, the related revenue is recognized on a monthly subscription basis, or straight-line, over the respective periods in which customers use the service.

Customers who elect to receive mobile service must purchase the mobile handsets directly from us. Mobile handset revenue is recognized at the time of shipment when title to the handset passes to the customer and totaled $4,454, $2,757 and $2,328, or 1.1%, 0.8% and 0.8% of total revenues, in 2009, 2008 and 2007, respectively. Mobile handset revenue is determined based on the amounts collectable from the handset sale and is net of any handset discounts offered to the customer. The net handset revenue is typically less than our cost of the handsets, and we recognize this loss at the time of shipment to the customer.

We recognize revenues and cost of revenues on a gross basis for certain taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions between us and our customers. These taxes and surcharges primarily include universal service fund charges and totaled $9,963, $8,218 and $5,988, respectively, for the years ended December 31, 2009, 2008 and 2007.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If we collect revenue for customer installation services, it is deferred along with a portion of the installation costs, up to the amount of installation revenue collected. The deferred installation revenue and deferred installation costs are recognized over the term of the customer contract.

We offer marketing promotions in the form of various customer rebates and reimbursements that we recognize as reductions of revenue when earned by the customers. Certain of these arrangements require customers to meet specified performance conditions to be earned. If these rebates and reimbursements, or promotional obligations, are not ultimately earned and claimed by the customer, we refer to these unclaimed amounts as “breakage”. Prior to recording breakage, we record these promotions as a reduction to revenue at their maximum amounts due to the lack of sufficient historical experience required under GAAP to estimate the amount that would ultimately be earned and claimed by customers. We gained sufficient historical experience to begin estimating breakage for promotions for which sufficient history did not previously exist and recognized approximately $700 and $523 as the initial change in estimate for these promotions in 2009 and 2008, respectively. There were no material amounts recognized relating to promotional breakage in 2007. In addition, there have been no material changes in estimated breakage rates after the initial estimates were made.

Our customer contracts require our customers to pay termination fees if the customer terminates their services pre-maturely. We recognize termination fees as collected.

Costs of Revenue

From time to time, we receive certain vendor-issued sales incentives in the form of payment credits for achieving specific sales milestones as outlined in each specific vendor arrangement. These incentives are designed to defray specific upfront customer acquisition costs. Since the vendor-issued incentives represent a reimbursement of costs incurred to sell the vendor’s services, such incentives are recorded as a reduction of the specifically identified customer acquisition costs and reduce cost of sales in the period that the vendor-issued sales incentives are earned.

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

The allowance for doubtful accounts is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty to ninety days after disconnection of the customers’ service, when our direct collection efforts cease. Customer accounts are generally considered delinquent and the service disconnection process begins when a customer is sixty days in arrears.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in our allowance for doubtful accounts for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Balance at Beginning of Year	Bad Debt Expense	Less Deductions (1)	Balance at End of Year
2009	$2,374	$9,053	$(8,560)	$2,867
2008	2,983	6,406	(7,015)	2,374
2007	2,586	4,821	(4,424)	2,983

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.

Bad debt expense totaled 2.2%, 1.8% and 1.7%, of revenue, in 2009, 2008 and 2007, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and money market funds that invest primarily in securities of the U.S. government.

Restricted Cash

Restricted cash consists of money market funds held as collateral for letters of credit issued on our behalf (see Note 6). Some vendors providing services to us require letters of credit that may be redeemed in the event we cannot meet our obligations to the vendor. These letters of credit are issued to our vendors under our revolving line of credit, and in return, we are required to maintain cash or cash equivalents on hand with the bank at a dollar amount equal to the letters of credits outstanding. In the event market conditions change and the letters of credit outstanding increase beyond the level of restricted cash on hand at the bank, we will be required to provide additional collateral. Our collateral requirements (restricted cash) were $1,243 and $1,164 as of December 31, 2009 and 2008, respectively.

Marketable Securities

As of December 31, 2009 and 2008, all investments were in money market funds and, accordingly, were classified as cash equivalents.

Inventories

We state our inventories at the lower of cost or market. Inventories consist primarily of new and refurbished mobile handsets and are costed using the first-in, first-out (FIFO) method. Shipping and handling costs incurred in conjunction with the sale of inventory are included as an element of cost of revenue. The cost of mobile handsets is included in cost of revenue upon shipment to a customer.

Property and Equipment

Property and equipment are stated at cost and depreciated over estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the duration of their useful life to us. Repair and maintenance costs are expensed as incurred. We pay certain equipment maintenance costs in advance under multi-year maintenance contracts, which are included in current and non-current assets, and amortize these costs to expense over the term of the maintenance contract.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network engineering costs incurred during the development phase of our networks are capitalized as part of property and equipment and recorded as construction-in progress until the projects are completed and placed into service.

We capitalize certain internal-use software development costs. For the years ended December 31, 2009, 2008 and 2007, we capitalized $12,447, $11,779 and $7,778, respectively, associated with these software development efforts. These costs are generally amortized to expense over a period of three years depending on the useful life of the related asset.

Income Taxes

We account for income taxes under the liability method, which requires us to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax basis of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred income tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We evaluate the realizability of our deferred income tax assets, primarily resulting from net operating loss carryforwards, and adjust our valuation allowance, if necessary.

Effective January 1, 2007, we adopted ASC 740-10, Income Taxes (“ASC 740-10”). ASC 740-10 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than fifty percent) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Since adoption and through December 31, 2009, we have not had any unrecognized tax benefits.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We did not have any interest and penalties accrued upon the adoption of ASC 740-10, and, as of December 31, 2009 and 2008, we do not have any interest and penalties accrued related to unrecognized tax benefits.

Impairment and Other Losses on Long-Lived Assets

We evaluate our long-lived assets used in operations (primarily property and equipment) when events or changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Our review is at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets.

We occasionally replace equipment and software due to obsolescence and upgrade before the end of its originally estimated useful life and incur losses on the remaining undepreciated cost. In addition, we incur losses on the remaining undepreciated cost of our equipment that we are unable to recover from former customers. This equipment resides at customer locations to enable connection to our telecommunications network. These losses are recorded as additional depreciation and amortization expense in cost of revenue and totaled $1,746, $2,130 and $1,164 for the years ended December 31, 2009, 2008 and 2007, respectively.

Marketing Costs

We expense marketing costs, including advertising, as these costs are incurred. Such costs amounted to approximately $2,955, $3,029 and $2,747 during 2009, 2008 and 2007, respectively.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of trade accounts receivable, which are generally unsecured, and cash and cash equivalents. Our risk is mitigated by our accounts receivable being diversified among a large number of customers with relatively low average balances segregated by both geography and industry type. Our revenues and receivables are concentrated among small business customers and geographically in the cities in which we operate.

Our cash and cash equivalents are concentrated primarily in operating bank accounts and money market funds that invest primarily in U.S. Treasury Obligations. We believe these investments limit the risk of loss of principal.

Fair Value

The carrying amount reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable equals or approximates their respective fair values due to their short maturities.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense straight-line over the period in which the entire grant vests.

Basic and Diluted Net (Loss) Income per Share

We calculate basic (loss) income per share by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Our diluted (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are antidilutive, they are excluded from the computation of dilutive (loss) income per share. We were in a loss position for the year ended December 31, 2009, resulting in no difference between basic loss per share and diluted loss per share.

The following table summarizes our basic and diluted (loss) income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007
Net (loss) income	$(2,220)	$3,696	$21,498

Basic weighted average common shares outstanding	28,753	28,339	27,837
Effect of dilutive securities	—	1,250	2,152

Diluted weighted average common shares outstanding	28,753	29,589	29,989

Basic (loss) income per common share	$(0.08)	$0.13	$0.77
Diluted (loss) income per common share	$(0.08)	$0.12	$0.72

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities that were not included in the diluted net (loss) income per share calculations because they were antidilutive, are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Anti-dilutive shares	4,985	1,836	584

3. Accounting Standards

Recently Adopted Accounting Pronouncements

In July 2009, the Financial Accounting Standards Board (FASB) issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which supersedes all pre-existing FASB accounting guidance and establishes the FASB Accounting Standards Codification (the ASC) as the source of authoritative U.S. GAAP for nongovernmental entities. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, FASB will issue Accounting Standards Updates which will serve as updates to the codification. References to preceding FASB pronouncements or guidance will no longer be applicable. This standard is effective for interim and annual financial statements ending after September 15, 2009. Because the ASC did not alter existing U.S. GAAP, our adoption of this standard did not have any effect on our condensed consolidated financial statements. Rather, we have modified the references in the notes to our consolidated financial statements for the year ended December 31, 2009 to remove references to pre-codified U.S. GAAP, and references to authoritative accounting literature contained in our financial statements are made in accordance with the ASC.

In May 2009, the FASB issued ASC 855, Subsequent Events (formerly Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165)). ASC 855 is similar to prior guidance except for certain modifications: ASC 855 requires subsequent events to be referred to as either recognized or non-recognized subsequent events; additionally, it requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual financial statements ending after June 15, 2009. We adopted ASC 855 during the year ended December 31, 2009, and it did not have any effect on our condensed consolidated financial statements.

In April 2009, the FASB issued ASC 825-10-65-1 Financial Instruments (formerly FASB Staff Position No. FAS 107-1 and APB 28-1 (FSP 107-1), Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10-65-1 requires disclosures about fair values of financial instruments for interim periods of publicly traded companies. These disclosures include fair value methods and significant assumptions used. The ASC 825-10-65-1 is currently effective for interim and annual periods ending after June 15, 2009. The carrying amounts reflected in our consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable equals or approximates their respective fair values due to their short maturities.

In September 2006, the FASB issued ASC 820, Fair Value Measurements and Disclosures (formerly Statement of Financial Accounting Standards No. 157, Fair Value Measurement). This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. ASC 820 was effective beginning January 1, 2008 for all financial assets and liabilities and for non-financial assets and liabilities recognized or disclosed at fair value in the

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated financial statements on a recurring basis (at least annually), of which we have none. For all other non-financial assets and liabilities, ASC 820 was effective beginning January 1, 2009. The adoption of ASC 820 did not have any effect on our consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB approved for issuance Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605)—Multiple Deliverable Revenue Arrangements (formerly Emerging Issues Task Force (EITF) issue 08-01, Revenue Arrangements with Multiple Deliverables). This ASU provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The ASU introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This ASU is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We are currently evaluating the impact of adopting this pronouncement.

4. Property and Equipment

Property and equipment consist of:

	Year Ended December 31,
	Useful Lives	2009	2008
	(In years)
IRU	20	$1,625	$1,625
Network and lab equipment	2–7	209,350	183,123
Leasehold improvements	3–10	25,578	16,100
Computers and software	2–7	90,886	68,882
Furniture and fixtures	5–7	6,797	5,817
Construction-in progress		19,380	24,191

		353,616	299,738
Less accumulated depreciation and amortization		(216,722)	(173,052)

Property and equipment, net		$136,894	$126,686

Beginning in 2007, we began purchasing network capacity under long-term contracts, typically 20 years, for the indefeasible right of use (IRU) of fiber network infrastructure owned by others. These investments are capitalized as part of our network assets because the terms of these contracts represent substantially all of the estimated economic life of the fiber. Once placed in service, IRUs are amortized over the remaining contract term. The first IRU was placed in service in early 2008. Accumulated amortization of these assets totaled $134 and $53 as of December 31, 2009 and 2008, respectively.

We routinely offer certain programs to our customers whereby we will directly pay third party vendors for the costs of installing hardware necessary to provide service at the customer’s location. We capitalize these costs and classify them as network and lab equipment. During the years ended December 31, 2009 and 2008, $2,954 and $2,409 of vendor installation program costs were capitalized as network and lab equipment, respectively.

For the year ended December 31, 2008, we reclassified certain amounts in the property and equipment table above to conform to the year ended December 31, 2009 presentation: 1) IRU assets are presented separately and are no longer classified as Network and lab equipment; and 2) certain amounts have been reclassified to Construction-in progress to properly present all assets at period end that have not been placed in service, and thus, are not yet subject to depreciation.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially all of our assets are pledged as collateral under the revolving line of credit with Bank of America.

5. Other Accrued Liabilities

	As of December 31,
	2009	2008
Accrued bonus	$8,740	$5,674
Accrued other compensation and benefits	1,631	2,734
Accrued sales taxes	3,137	3,909
Accrued other taxes	4,958	5,554
Accrued promotions	1,699	2,462
Deferred rent	11,260	10,037
Other accrued expenses	2,988	3,350

Current and non-current other accrued liabilities	34,413	33,720
Less:
Non-current portion of deferred install revenue	914	661
Non-current portion of deferred rent	9,600	9,142

Total current portion of other accrued liabilities	$23,899	$23,917

6. Revolving Line of Credit

On February 8, 2006, we entered into a credit agreement with Bank of America through our only subsidiary, Cbeyond Communications, LLC, or LLC, which provided for a secured revolving line of credit for up to $25,000 through February 2011. The credit agreement terms were subsequently amended on July 2, 2007 and February 24, 2009.

On March 3, 2010 we entered into the third amendment of the credit agreement with Bank of America. The amendment increases the available revolving line of credit from $25,000 to $40,000 and extends the term of the facility to March 3, 2013. The amendment also makes certain modifications to the interest and fees, including the applicable margins based on redefined tiers, as well as the commitment fee. The amendment also modifies certain financial covenants. The amendment retains substantially all other stipulations of the original credit agreement. As of December 31, 2009 and 2008, no amounts were drawn on the revolving credit facility.

The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at our option, will equal a LIBO rate or an alternate base rate plus, in each case, an applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City and (b) the overnight federal funds rate plus 0.50%. The interest periods of the Eurodollar loans shall be 1, 2, 3 or 6 months, at our option. The amended applicable margins for LIBO rate loans or alternate base rate loans are as follows, based on the relative usage amounts:

Usage Amount	Eurodollar Rate	Base Rate
Zero to $13,333	2.25%	1.25%
$13,333 to $26,667	2.50%	1.50%
$26,667 to $40,000	2.75%	1.75%

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amended credit agreement superseded the following applicable margins and relative usage amounts, as of December 31, 2009:

Usage Amount	Eurodollar Rate	Base Rate
Zero to $8,333	1.75%	0.25%
$8,333 to $16,667	2.00%	0.50%
$16.667 to $25,000	2.25%	0.75%

In addition, we are required to pay to Bank of America under the amended revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.50% (or 0.25% as of December 31, 2009).

The credit agreement is secured by all assets of our sole subsidiary and is guaranteed by Cbeyond, Inc., the Parent. All assets of the consolidated entity reside with the Cbeyond Communications, LLC entity. In addition, Cbeyond, Inc. has no assets other than its member interest in Cbeyond Communications, LLC and no operations other than those conducted by Cbeyond Communications, LLC. Accordingly, substantially all income and cash flows from operations are generated by Cbeyond Communications, LLC and all assets appearing on the Consolidated Financial Statements secure the credit facility. In addition, the facility contains certain restrictive covenants, including restrictions on the payment of dividends.

At December 31, 2009 and 2008, respectively, $23,757 and $23,865 of the $25,000 line of credit was available due to reductions of $1,243 and $1,135 for outstanding letters of credit. The letters of credit are collateralized by our restricted cash (see Note 2).

7. Income Taxes

In 2009, 2008 and 2007, we utilized net operating loss carryforwards to offset the majority of our taxable income. Current income taxes recognized relate primarily to Alternative Minimum Tax (AMT) or to states that either do not have net operating loss carryforwards or that have taxing regimes that do not consider net operating losses.

The current and deferred income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows.

	2009	2008	2007
Current
Federal	$69	$222	$362
State	588	910	358

Total current	657	1,132	720

Deferred
Federal	(1,412)	2,502	4,176
State	(741)	134	236
Change in valuation allowance	(578)	(674)	(14,035)

Total deferred	(2,731)	1,962	(9,623)

Income tax provision (benefit)	$(2,074)	$3,094	$(8,903)

The current provision for federal income taxes during the years ended December 31, 2009, 2008 and 2007 consisted of AMT because we could only offset 90% of AMT taxable income with AMT net operating losses in those years. AMT payments result in a credit that will be used to offset regular income taxes due in future

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

periods, when and if we pay regular income tax. We also recorded current state tax expense in 2009, 2008 and 2007 primarily as a result of the Texas Margin Tax that went into effect during 2007 and totaled $694, $789 and $148 in 2009, 2008 and 2007, respectively. Certain exclusions were available during the initial year of the tax that were not available in 2008 or beyond. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate. As the Texas markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of this tax on our effective tax rate will decline.

The following table summarizes the significant differences between the U.S. federal statutory tax rate (35%) and our effective tax rate for financial statement purposes for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Federal income tax provision at statutory rate	$(1,503)	$2,377	$4,408
State income taxes, net of federal benefit	236	679	595
Nondeductible expenses	150	200	129
Nondeductible share-based compensation costs	—	441	—
Other	(78)	71	—
State tax credits generated in prior year, net of federal benefit	(206)	—	—
Reduction in 2008 Texas Margin Tax	(95)	—	—
Change in valuation allowance	(578)	(674)	(14,035)

	$(2,074)	$(3,094)	$(8,903)

The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases, which give rise to deferred tax assets and liabilities, as of December 31, 2009 and 2008 are as follows:

	2009	2008
Deferred tax assets:
Net operating loss (federal and state)	$35,589	$36,117
Deferred rent	4,265	3,767
Allowance for doubtful accounts	1,087	891
Accrued telecommunication liabilities	775	1,167
Accrued liabilities	1,374	1,526
Share-based compensation expense	10,674	7,500
Other	2,761	2,696

Gross deferred tax assets	56,525	53,664

Deferred tax liabilities:
Property and equipment	12,283	11,502
Other	661	734

Gross deferred tax liabilities	12,944	12,236

Net deferred tax assets	43,581	41,428
Valuation allowance	(33,824)	(34,402)

Net deferred tax assets	9,757	7,026

Less non-current net deferred tax assets	(8,331)	(5,134)

Current net deferred tax assets	$1,426	$1,892

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, we have federal net operating loss carryforwards of approximately $123,535 and state net operating loss carryforwards of $107,224, which begin expiring in 2021. The federal net operating loss carryforward consists of net operating losses unrelated to share-based compensation of $87,262 (with a corresponding deferred tax asset of $30,542) and net operating losses related to share-based compensation of $36,273. We follow the “with and without approach”, including indirect effects, which considers the impact of share-based compensation deductions last when computing the tax benefits of share-based compensation. Under this approach, any regular income tax benefit derived from net operating losses related to share-based compensation is reflected as additional paid-in-capital at the time such benefit is realized.

Due to our history of losses, our net deferred tax asset had a full valuation allowance until the fourth quarter of 2007 when we partially reduced our valuation allowance and recorded an income tax benefit of $9,623, resulting in an increase to basic and diluted earnings per share of $0.35 and $0.32, respectively. This change in estimate resulted from us determining that there was sufficient positive evidence that we will be able to utilize a portion of the net operating loss carryforwards to offset future taxable income. In reaching this conclusion, we commissioned a study and determined that there was no limitation on our ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership occurring through September 13, 2006. This study was recently updated through late 2009 and the conclusion was that there were ownership changes sufficient to cause an annual limitation on the use of net operating losses. The limitation significantly exceeds our projected annual taxable income projections, so we believe the current limitation will have no effect on the ultimate realization of the available net operating losses. However, utilization of these net operating loss carryforwards may be limited in future years if significant ownership changes were to occur subsequent to our most recent study.

The tax years 2006 to 2009, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2001 to 2005 may also be subject to examination.

8. Employee Benefit Plan

401(k) Plan

We have a 401(k) Defined Contribution Retirement Plan (the Plan) for the benefit of eligible employees and their beneficiaries. All regular employees are eligible to participate in the Plan on the first day of the month following 90 days of employment provided they have reached the age of 18. The Plan provides for an employee deferral up to the dollar limit that is set by the IRS.

Effective January 1, 2007, we began to match 50% of contributions up to 3% of eligible compensation to all 401(k) plan participants as well as provide a discretionary contribution of 1.5% of eligible compensation to all Plan eligible employees who were employed on June 30, the last day of the plan year. Effective July 1, 2008, we increased the match to 50% of contributions up to 4% of eligible compensation to all 401(k) plan participants as well as provided a discretionary contribution of 1.5% of eligible compensation to all Plan eligible employees who were employed on June 30, the last day of the plan year. Our match and discretionary contribution are both funded in Company stock subsequent to the 401(k) plan year-end. Our contribution vests over time; however, the employees may elect to sell the shares immediately in order to diversify their investments. Although the match and contribution are provided in Company shares, Company shares are not otherwise an investment option, and the employees may not use funds in their 401(k) to purchase additional Company shares.

Effective January 1, 2010, the new plan year will be January 1 to December 31. Prior to December 31, 2009; the plan year was July 1 to June 30. The plan ended a short year that began July 1, 2009 and ended December 31, 2009 in order to effect the annual plan year change. Effective January 1, 2010, we began to match 100% of the first

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1% of eligible compensation contributed, and up to 50% of the next 5% of eligible compensation contributed. The maximum match attainable is 3.5% of eligible compensation. We also eliminated the discretionary match in 2010.

We have a commitment to contribute shares to the Plan at the end of each plan year. The number of shares is variable based on the share price on the last day of the plan year when the obligation becomes fixed and payable.

During the years ended December 31, 2009, 2008 and 2007, we recognized $2,460, $1,588 and $1,480, respectively, of share-based compensation expense relating to the match and contribution under the Plan. As of the last day of the 401(k) plan year, our contribution relating to the six months ended December 31, 2009 became fixed based on the active 401(k) plan participants as of the end of the new plan year (December 31). Accordingly, we contributed 82 shares of Company stock to the respective employees’ 401(k) accounts in January 2010. Additionally, our contribution relating to the plan years ended June 30, 2009, 2008 and 2007 became fixed based on the active 401(k) plan participants at that time, and we contributed 165, 95 and 21 shares of Company stock to the respective employees’ 401(k) accounts in July 2009, 2008 and 2007, respectively.

Deferred Compensation Plan

We maintain a self-directed, non-qualified unfunded deferred compensation plan that provides supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws for certain executives and other highly compensated employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. Amounts deferred under the plan are invested at the participants discretion in various investment choices.

Our deferred compensation obligation for the plan is included on our consolidated balance sheets in other non-current liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statements of operations. Deferred compensation plan assets are included in other non-current assets on our consolidated balance sheets. As of December 31, 2009 and 2008, deferred compensation plan assets are $596 and $138, and plan liabilities are $586 and $124, respectively.

9. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Compensation expense related to share-based awards for the years ended December 31, 2009, 2008 and 2007 totaled $15,954, $12,887 and $9,989, respectively. As of December 31, 2009, we had 748 share-based awards available for future grant.

We also grant equity instruments to non-employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, which we deem more reliably measurable than the fair value of the consideration received. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were use to estimate the grant date fair value of options during the years ended December 31, 2009, 2008 and 2007:

	Years ended December 31,
	2009	2008	2007
Grant date fair value	$7.82	$8.88	$19.24
Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	58.1%	51.3%	50.0%
Risk-free interest rate	1.9%	2.9%	4.4%
Expected multiple of share price to exercise price upon exercise	2.3	2.4	3.7
Post vest cancellation rate	5.7%	6.2%	5.4%

We evaluate the appropriateness of the underlying assumptions each time we estimate the fair value of equity instruments requiring measurement. To assist in validating our assumptions, we periodically engage consultants with relevant experience to assess and evaluate its assumptions.

The risk-free interest rate used in estimating the fair value of options is based on U.S. Treasury zero-coupon securities over the contractual term of the option. We also use historical data to estimate the expected multiple of share price to exercise price upon exercise and the post-vest cancellation rate of options granted. Through the third quarter of 2007, we had not been a public company long enough to rely on our own volatility history. Therefore, expected volatility was based on historical volatilities experienced by companies considered comparable to us based on four primary categories: size, stage of lifecycle, capital structure and industry. This approach to estimating volatility remained consistent over time, although the mix and weighting of representative volatilities were refined periodically to ensure that the four primary categories were appropriately considered. Beginning in the fourth quarter of 2007, we began using our own market-based historical volatility. In reviewing the modifications to the development of our underlying valuation assumptions, we considered whether applying the refined assumptions would have had a material impact on recent valuations performed using the previous assumptions and concluded that the effect on compensation expenses would not have resulted in a materially different amount.

The following table summarizes our option activity and weighted average exercise price during the years ended December 31, 2009, 2008 and 2007 (shares in thousands):

	2009		2008		2007
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	4,212	$14.55	3,476	$14.31	3,635	$9.20
Granted	87	14.37	1,031	17.33	861	32.98
Exercised (A)	(228)	5.43	(75)	10.24	(767)	6.22
Forfeited or cancelled	(177)	20.21	(220)	25.19	(253)	29.08

Outstanding at end of year	3,894	14.82	4,212	14.55	3,476	14.31

Vested and expected to vest at end of year	3,842	$14.77	4,056	$14.35	3,342	$13.66

(A)	The total intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $3,090, $562 and $22,945, respectively.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our options outstanding and exercisable as of December 31, 2009 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding (A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Outstanding (B)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$3.88	826	3.29	$3.88	826	3.29	$3.88
11.00 to 14.00	1,528	6.00	11.70	1,277	5.70	11.65
16.00 to 19.00	333	8.52	16.34	145	8.35	16.41
19.01 to 22.00	610	7.78	19.80	242	7.33	19.96
$29.00 to 34.00	463	7.23	30.00	244	7.22	30.03
Over $36.00	134	7.74	38.87	80	7.70	38.62

	3,894	6.07	$14.82	2,814	5.40	$12.69

(A)	As of December 31, 2009, the aggregate intrinsic value of options outstanding was $15,990
(B)	As of December 31, 2009, the aggregate intrinsic value of options exercisable was $15,040

As of December 31, 2009, unrecognized share-based compensation expense related to unvested stock option awards totals approximately $7,706 and is expected to be recognized over a weighted-average period of 1.40 years.

Restricted Shares

Restricted shares generally vest at a rate of 25% per year over four years or at the attainment of certain performance targets as of the determination date, although the Board of Directors may occasionally approve a different vesting period. Restricted shares expire, where applicable, if service or performance targets have not been met.

During the years ended December 31, 2009, 2008 and 2007, we granted 589, 703 and 248 restricted shares, respectively. Approximately 220 of the restricted shares granted in 2008 were performance shares for which the ultimate number of shares earned depend upon the attainment of meeting certain minimum adjusted EBITDA levels. Specifically, half of these performance shares will vest if a minimum adjusted EBITDA level of $104,500 is achieved in either 2009 or 2010. The remainder will vest if a minimum adjusted EBITDA level of $199,500 is achieved in either 2011 or 2012. During the twelve months ended December 31, 2009, we determined that the achievability of the performance criteria related to these awards is no longer probable, and thus we recorded no cumulative expense during the period. Additionally, there was no share-based compensation expense related to these awards recorded in 2008. Effective February 12, 2010, the performance awards were canceled.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our restricted share award activity during the years ended December 31, 2009, 2008 and 2007 (shares in thousands):

	2009		2008		2007
	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value	Shares	Weighted Average Grant-Date Fair Value
Outstanding at beginning of year	844	$21.78	233	$30.94	—	$—
Granted	589	15.79	703	19.93	248	31.21
Vested (A)	(200)	22.79	(76)	30.79	(1)	29.62
Forfeited	(107)	18.69	(16)	24.88	(14)	38.81

Outstanding at end of year	1,126	$18.76	844	$21.78	233	$30.94

(A)	The fair value of restricted shares that vested during the years ended December 31, 2009, 2008 and 2007 was $3,021, $1,267 and $39, respectively.

As of December 31, 2009, unrecognized shared-based compensation expense related to unvested restricted shares awards totals approximately $11,987 and is expected to be recognized over a weighted-average period of 1.64 years.

On September 28, 2009, the Board of Directors approved a voluntary management share-based compensation plan that would allow management the option of converting cash performance-based compensation under our corporate bonus plan to shares of common stock based on his or her election to participate in the plan. Eligible participants were given until September 30, 2009 to make the election, and the right to elect to participate expired at that time. Each participant’s performance-based compensation that was eligible for equity conversion was limited to the portion of the corporate bonus plan pertaining to achievement of our revenue targets in the third and fourth quarters of 2009. The number of shares granted was based on the closing share price of our stock on December 31, 2009, or 55 shares. The shares earned by the participants in this plan vests in two equal parts for both the third and fourth quarter 2009 performance periods, the first following our fourth quarter 2009 earnings announcement in late first quarter 2010 and the second in December 2010. Additionally, participants in the plan must continue to be employed on these dates in order to vest in their shares of stock. During the twelve months ended December 31, 2009, we recognized $412 of share-based compensation expense under this plan and will recognize the remaining unvested share-based compensation of $446 over a weighted average remaining period of eight months.

10. Commitments

We have entered into various non-cancelable operating leases, with expirations through June 2016, for office space used in its operations. We also lease customer circuits from ILECs under minimum agreements for volume and term commitments in order to obtain more favorable pricing on a per circuit basis. Future minimum obligations under these arrangements as of December 31, 2009 are as follows:

	Operating Leases	Purchase Obligations	Anticipated Interest Payments
2010	$9,452	$5,875	$62
2011	9,520	994	7
2012	9,562	103	—
2013	8,853	23	—
2014	7,903	23	—
Thereafter	9,862	293	—

	$55,152	$7,311	$69

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total rent expense for the years ended December 31, 2009, 2008 and 2007 was $8,029, $6,483 and $4,957, respectively. Certain real estate leases have fixed escalation clauses, holidays, and leasehold improvement allowances. Such leasehold improvement allowances were $1,476, $2,329 and $2,565 in 2009, 2008 and 2007, respectively. These allowances are capitalized as leasehold improvements, which are depreciated over the shorter of their useful lives or the lease term. The benefits of the allowances and the minimum lease payments under such operating leases are recorded on a straight-line basis over the life of the lease. Our lease agreements also generally have lease renewal options that are at our discretion and range in terms.

At December 31, 2009, we had outstanding letters of credit of $1,243. These letters of credit expire at various times through May 2016 and collateralize certain of our obligations to third party vendors.

11. Segment Information

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

We report each market as an individual segment, but plan to aggregate markets with similar economic characteristics for segment disclosure purposes beginning with the 2010 annual report. This aggregation is consistent with the direction toward which we are increasingly moving. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, direct attention from our CODM to specific individual established markets is more exception based than routine, with the majority of his time spent monitoring the performance of newer markets and the effectiveness of our corporate operations.

We decided to transition this aggregation over time because our investors and other financial statement users are accustomed to market level detail and the aggregation represents a significant change in our public reporting practice. The markets subject to aggregation are those that we consider “established” because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. During the transition, our segment disclosure will continue to include individual market data for each market in addition to aggregate data for the established markets as a group. Currently, a market is considered established after it has achieved positive adjusted EBITDA for at least four consecutive quarters and otherwise shares similar economic characteristics as the other established markets.

At December 31, 2009, the operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington DC Area and Seattle. Although the Boston market has not yet entered its operating phase as of December 31, 2009, the pre-launch expenses are disclosed for purposes of this segment disclosure. We anticipate launching service to customers in the Boston market in the third quarter of 2010. The operating results and capital expenditures from the operating segments reflect the costs of a pre-launch phase in each market in

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

The balance of our operations is in its Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results. Corporate costs are not allocated to the other segments because such costs are managed and controlled on a functional basis that spans all markets, with centralized, functional management held accountable for corporate results. Management also believes that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing geographic segment. Management does not report assets by segment since it manages assets and makes decisions on technology deployment and other investments on a company-wide rather than on a local market basis. The chief operating decision maker does not use segment assets in evaluating the performance of operating segments. As a result, management does not believe that segment asset disclosure is meaningful information to investors. In addition to segment results, we use total Adjusted EBITDA to assess the operating performance of the overall business. Because the chief operating decision maker evaluates the performance of each segment on the basis of Adjusted EBITDA as the primary metric for measuring segment profitability, management believes that segment Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing our overall operations. The chief operating decision maker also uses revenue to measure operating results and assess performance, and both revenue and Adjusted EBITDA are presented herein.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering expenses, gain or loss on asset dispositions and non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by our chief operating decision maker to assess and evaluate the performance of the business and our operating segments, both on a consolidated and on an individual basis.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below present information about our operating segments:

	For the Year Ended December 31,
	2009	2008	2007
Revenues
Established markets:
Atlanta	$85,327	$81,059	$72,811
Dallas	75,097	69,501	61,184
Denver	71,016	70,707	64,829
Houston	50,272	46,843	38,990
Chicago	39,159	36,367	26,748
Los Angeles	37,157	23,669	12,347
San Diego	18,330	10,728	2,510

Total established markets	376,358	338,874	279,419
Emerging markets:
Detroit	9,646	5,472	576
San Francisco Bay Area	12,900	3,372	39
Miami	9,027	1,396	—
Minneapolis	4,140	586	—
Greater Washington DC Area	1,603	—	—
Seattle	97	—	—

Total emerging markets	37,413	10,826	615

Total revenues (1) (2)	$413,771	$349,700	$280,034

Adjusted EBITDA
Established markets:
Atlanta (3)	$46,766	$45,092	$41,893
Dallas (4)	37,914	36,351	30,035
Denver	36,967	37,733	35,180
Houston (5)	23,354	22,848	16,487
Chicago	15,057	12,745	6,967
Los Angeles	9,194	4,723	(1,611)
San Diego	3,739	(1,470)	(5,241)

Total established markets	172,991	158,022	123,710
Emerging markets:
Detroit	(880)	(3,580)	(3,444)
San Francisco Bay Area	(884)	(5,380)	(1,468)
Miami	(4,483)	(4,899)	(66)
Minneapolis	(3,881)	(3,182)	(2)
Greater Washington DC Area	(5,347)	(594)	—
Seattle	(1,629)	(11)	—

Total emerging markets	(17,104)	(17,646)	(4,980)
Corporate	(92,761)	(79,816)	(66,622)

Total adjusted EBITDA (6)	$63,126	$60,560	$52,108

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31,
	2009	2008	2008
Operating (loss) income
Established markets:
Atlanta (3)	$42,239	$41,063	$37,625
Dallas (4)	34,185	32,571	25,707
Denver	33,826	34,339	31,345
Houston (5)	20,374	19,306	13,021
Chicago	11,742	9,487	4,318
Los Angeles	5,918	2,334	(3,210)
San Diego	1,910	(2,691)	(5,851)

Total established markets	150,194	136,409	102,955
Emerging markets:
Detroit	(2,429)	(4,695)	(3,841)
San Francisco Bay Area	(2,553)	(6,388)	(1,544)
Miami	(5,685)	(5,477)	(71)
Minneapolis	(4,751)	(3,525)	(2)
Greater Washington DC Area	(6,423)	(604)	—
Seattle	(1,820)	(11)	—

Total emerging markets	(23,661)	(20,700)	(5,458)
Corporate	(130,712)	(109,541)	(87,350)

Total operating (loss) income (6)	$(4,179)	$6,168	$10,147

Depreciation and amortization expense
Established markets:
Atlanta	$4,372	$3,900	$4,150
Dallas	3,603	3,672	4,217
Denver	3,028	3,284	3,740
Houston	2,868	3,471	3,366
Chicago	3,232	3,203	2,540
Los Angeles	3,128	2,307	1,516
San Diego	1,755	1,168	548

Total established markets	21,986	21,005	20,077
Emerging markets:
Detroit	1,475	1,076	360
San Francisco Bay Area	1,592	963	62
Miami	1,114	532	3
Minneapolis	817	310	—
Greater Washington DC Area	1,023	3	—
Seattle	172	—	—

Total emerging markets	6,193	2,884	425
Corporate	23,172	17,616	11,468

Total depreciation and amortization expense	$51,351	$41,505	$31,970

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31,
	2009	2008	2007
Capital expenditures
Established markets:
Atlanta	$3,673	$5,287	$5,602
Dallas	2,931	2,837	4,250
Denver	2,077	4,232	3,202
Houston	2,495	2,422	3,553
Chicago	1,742	2,399	3,812
Los Angeles	5,086	2,638	3,582
San Diego	1,844	2,481	2,534

Total established markets	19,848	22,296	26,535
Emerging markets:
Detroit	1,199	2,114	3,965
San Francisco Bay Area	2,192	2,744	3,108
Miami	2,325	3,653	1,149
Minneapolis	1,158	2,705	335
Greater Washington DC Area	1,253	4,171	164
Seattle	3,003	529	—
Boston	309	—	—

Total emerging markets	11,439	15,916	8,721
Corporate	30,839	31,728	22,278

Total capital expenditures	$62,126	$69,940	$57,534

(1)	During 2009, we recognized a revenue benefit of $700 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.
(2)	During 2008, we recognized a revenue benefit of $523 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.
(3)	During 2008, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $579 less than the recorded liability, resulting in a benefit to cost of revenue for the Atlanta operating segment. We also recognized an additional benefit of approximately $921 in its cost of revenue for the Atlanta operating segment. This benefit arose due to a change in estimate relating to shortening the back billing limitation period for certain recorded obligations resulting from regulatory precedents established by the Georgia Public Service Commission during the third quarter of 2008.
(4)	During 2008, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $1,354 less than the recorded liability resulting in a benefit to cost of revenue for the Dallas operating segment. See Triennial Review Remand Order discussion in Note 12.
(5)	During 2008, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $503 less than the recorded liability resulting in a benefit to cost of revenue for the Houston operating segment. See Triennial Review Remand Order discussion in Note 12.
(6)	During 2009, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $832 less than the recorded liability resulting in a benefit to cost of revenue across several markets.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended December 31,
	2009	2008	2007
Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$63,126	$60,560	$52,108
Depreciation and amortization	(51,351)	(41,505)	(31,970)
Non-cash share-based compensation	(15,954)	(12,887)	(9,989)
Public offering expenses	—	—	(2)
Interest income	28	846	2,700
Interest expense	(152)	(224)	(252)
Other income (expense), net	9	—	—
Income tax (expense) benefit	2,074	(3,094)	8,903

Net (loss) income	$(2,220)	$3,696	$21,498

12. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission or FCC issued its Triennial Review Remand Order or TRRO and adopted new rules, effective March 11, 2005, governing the obligations of incumbent local exchange carriers or ILECs to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduced the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that were deemed to be or become sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within a wire center. In addition, certain caps were imposed regarding the number of unbundled network element (UNE) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps were exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the federal 1996 Telecommunications Act. If in the future, the conditions or caps are exceeded in additional locations, ILEC UNE obligations could be further reduced.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of December 31, 2009 and December 31, 2008, respectively, our accrual totals $2,044 and $3,036. The accrued liability balance at December 31, 2009 and December 31, 2008, respectively, includes additional costs of revenue of $1,214 and $1,491 related to the implementation of TRRO. These additional costs were offset by $2,207 and $4,666 in reductions to the liability during the year ended December 31, 2009 and December 31, 2008, respectively. The 2009 and 2008 reductions include settlements relating to negotiating payments that were less

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

than the TRRO liabilities recorded. In connection with these settlements and the back billing limitation referenced in Note 11, we recognized benefits to cost of revenue of approximately $532 (total settlement benefit of $832, however; only $532 is TRRO related) and $2,778 in 2009 and 2008, respectively. All of the aforementioned benefits to cost of revenue were recorded as telecommunications cost recoveries. These estimates of remaining TRRO obligations are for all markets and, where alternate pricing or settlement agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A portion of these accrued expenses have never been invoiced by the ILECs and are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. Unbilled TRRO expenses that pass the statutory back billing period are usually reversed as a benefit to cost of revenue.

Regulatory and Customer-based Taxation Contingencies

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

We are required to bill taxes, fees and other amounts (collectively referred to as “taxes”) on behalf of government entities at the county, city, state and federal level (“taxing authorities”). Each taxing authority may have one or more taxes with unique rules as to which services are subject to each tax and how those services should be taxed, the application of which involves judgment and heightens the risk of non-compliance. Because we sell many of our services on a bundled basis and assess different taxes on the individual components included within the bundle, there is also a risk that a taxing authority could disagree with the taxable value of a bundled component.

Taxing authorities may periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which range from three to four years. At any point in time, we are undergoing audits that could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation and/or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us. In the course of preparing our financial statements and disclosures, we consider whether information exists which would warrant specific disclosure and/or accrual in such situations. To date, we have been successful in satisfactorily demonstrating our compliance and have concluded audits with either no assessment or assessments that were not material to us. However, we cannot be assured that in every such audit in the future the merits of our position or the reasonableness of our interpretation and application of rules will prevail.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dissolution of Captive Leasing Entities

Effective December 31, 2006, we dissolved and collapsed our captive leasing companies. These entities, historically, purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, and certain underpayments were identified. Additionally, liabilities were recorded for the estimated taxes due. These liabilities, along with other liabilities related to the captive leasing entities that existed at the time of collapse, are included in Other Accrued Liabilities. Over time, we have adjusted the liabilities related to captive leasing entities for any statutory periods that have expired. For 2009, we recorded adjustments to our liabilities for taxes and related interest and penalties that fell into expired statutory periods resulting in a net benefit of $772. Statutory periods will continue to expire throughout 2010 and through the first quarter of 2011. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts we recorded. The additional interest and penalties could range from zero to $281.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of December 31, 2009, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The following litigation matters were settled as discussed below:

On May 6, 2008, Steven Weisberg filed a purported securities class action lawsuit against us and our chairman and chief executive officer, James F. Geiger, in the United States District Court for the Northern District of Georgia (Civil Action No. 08-CV-1666). The complaint sought unspecified damages for alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and regulations thereunder, purportedly on behalf of a proposed class of purchasers of our common stock between November 1, 2007 and February 21, 2008 based upon allegations that we underreported our customer churn rate. On August 21, 2008, the Court appointed Genesee County Employees’ Retirement System and the Essex Regional Retirement Board as Lead Plaintiffs for the purported class. On October 24, 2008, Lead Plaintiffs filed an amended complaint, adding J. Robert Fugate, our chief financial officer and an executive vice president, as an individual defendant, but otherwise did not materially alter the allegations of the original complaint. On December 23, 2008, we moved to dismiss the amended complaint. Lead Plaintiffs opposed that motion. Although the defendants continue to deny the plaintiffs’ allegations, we believe it was in the best interests of our stockholders to settle this matter. On September 4, 2009, the parties to the class action filed papers with the court seeking preliminary approval of a settlement, under which a settlement fund of $2,300 was created in October 2009 by our primary director and officer liability insurance carrier, with no additional impact to our financial statements. The court granted preliminary approval of the settlement on September 17, 2009, held a final approval hearing on January 5, 2010, and gave final approval to the settlement at that hearing. The court entered final judgment dismissing the action with prejudice on January 5, 2010.

On September 19, 2008 and October 14, 2008, two purported shareholder derivative lawsuits were filed against certain of our current officers and directors in the Superior Court of Fulton County of the State of Georgia, with substantially similar factual allegations to the securities case described above, but alleging breaches of fiduciary duties, allegedly occurring between August 8, 2007 and December 11, 2007. On January 30, 2009, plaintiffs filed a consolidated derivative complaint that dropped certain defendants and certain claims from the action. Although the defendants continue to deny plaintiffs’ allegations, we believe, taking into

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

account the uncertain outcome and risk of any litigation, it was in the best interests of our stockholders to settle this matter. On September 25, 2009, the parties to the derivative action filed papers with the court seeking preliminary approval of a settlement, under which we made certain corporate governance changes and our primary director and officer liability insurance carrier paid an agreed amount of $200 to the plaintiffs’ counsel for attorneys fees and expenses, with no additional impact to our financial statements. The court granted preliminary approval of the settlement on October 16, 2009, held a final approval hearing on December 3, 2009, and gave final approval to the settlement at that hearing. The court entered final judgment dismissing the action with prejudice on December 3, 2009.

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

13. Related Party Transactions

Cbeyond has had a close relationship with Cisco Systems, Inc. and its financing subsidiary, Cisco Systems Capital (collectively, Cisco). Cisco has been and continues to be one of our major equipment suppliers. In addition, one of its former executives, who retired in 2009, is on our Board of Directors and Audit Committee.

During the years ended December 31, 2009, 2008 and 2007, we purchased approximately $18,543, $24,669 and $21,148, respectively, of equipment and services from Cisco. As of December 31, 2009 and 2008, our outstanding accounts payable to Cisco totaled approximately $384 and $164, respectively.

14. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenue	$98,260	$101,837	$105,955	$107,719
Gross profit (exclusive of depreciation and amortization)	66,381	67,372	69,931	71,994
Depreciation and amortization expense	11,529	12,028	13,176	14,618
Operating (loss) income	(609)	(1,848)	(2,048)	326
(Loss) income before income taxes	(682)	(1,832)	(2,154)	374
Net income (loss)	59	(2,206)	(998)	925
Net income (loss) per common share—basic	—	(0.08)	(0.03)	0.03
Net income (loss) per common share—diluted	—	(0.08)	(0.03)	0.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2008
Revenue	$80,493	$85,092	$90,243	$93,872
Gross profit (exclusive of depreciation and amortization)	55,455	57,890	63,220	63,462
Depreciation and amortization expense	9,754	10,119	10,591	11,041
Operating income	1,719	746	2,848	855
Income before income taxes	2,043	877	3,020	850
Net income	1,003	496	1,664	533
Net income per common share—basic	0.04	0.02	0.06	0.02
Net income per common share—diluted	0.03	0.02	0.06	0.02

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

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

Management’s Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting, which appear in Item 8 of this Annual Report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in our definitive proxy statement issued in connection with the 2010 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference.

Our Board of Directors has adopted a Code of Ethics. This Code of Ethics applies to all of our directors, officers and employees and all such individuals are required to strictly adhere to the principles as described in the Code of Ethics. The Code of Ethics is available on our Web site at www.cbeyond.net. The foregoing information is also available in print upon request.

Item 11.	Executive Compensation

The information required by this Item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Participation” issued in connection with the 2010 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners” issued in connection with the 2010 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2010 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2010 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2009 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements.

The response to this item is included in Item 8.

      (2) Financial Statement Schedule. None

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

See the response to Item 15(b) below.

(b) Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
3.1(a)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.

3.2(b)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.

10.1(b)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.

10.2(b)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.3(b)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.

10.4(b)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.

10.5(b)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.6(b)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.

10.7(b)	Form of Amended and Restated At-Will Employment Agreement.

10.8(c)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.9(d)	First Amendment to Credit Agreement, dated as of July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.10(e)	Form of Indemnity Agreement by and between Cbeyond and each of the executive officers.

10.11(f)	Form of At-Will Employment Agreement by and between Cbeyond and James Geiger.

10.12(f)	Form of At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate.

10.13(f)	Form of At-Will Employment Agreement by and between Cbeyond and each of Robert Morrice, Brooks Robinson, Chris Gatch, Joseph Oesterling and Richard Batelaan.

10.14(g)	Waiver and Second Amendment to Credit Agreement, dated as of February 24, 2009, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

Exhibit No.	Description of Exhibit
10.15(h)	Cbeyond Inc.’s 2005 Equity Incentive Award Plan, as amended and restated on June 12, 2009.

10.16(h)	Cbeyond Inc.’s Senior Executive Bonus Plan, as adopted on June 12, 2009.

10.17	Third Amendment to Credit Agreement, dated as of March 3, 2010, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto (filed herewith).

21.1	Subsidiaries of Cbeyond, Inc. (filed herewith)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a)	Incorporated by reference to Registration Statement on Firm S-1 filed on September 19, 2006 (File No. 333-137445), as amended by Amendment No. 1 filed on September 25, 2006.
(b)	Incorporated by reference to Registration Statement on Form S-1 filed on May 16, 2005 (File No. 333-124971), as amended by Amendment No. 1 filed on June 30, 2005, by Amendment No. 2 filed on July 27, 2005, by Amendment No. 3 filed on August 24, 2005, by Amendment No. 4 filed on September 20, 2005, by Amendment No. 5 filed on October 3, 2005, by Amendment No. 6 filed on October 5, 2005, by Amendment No. 7 filed on October 7, 2005 and by Amendment No. 8 filed on October 27, 2005.
(c)	Incorporated by reference to Form 8-K dated February 14, 2006 filed on February 14, 2006 (File No. 000-51588).
(d)	Incorporated by reference to Form 10-Q for second quarter 2007, filed on August 7, 2007 (File No. 000-51588).
(e)	Incorporated by reference to Form 10-Q for third quarter 2007 filed on November 6, 2007 (File No. 000-51588).
(f)	Cbeyond, Inc. plans to enter into these At-Will Employment Agreements with such individuals shortly after the filing of this report.
(g)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2008 filed on March 6, 2009 (File No. 000-51588).
(h)	Incorporated by reference to Cbeyond Inc.’s definitive proxy statement for the 2009 Annual Meeting of Stockholders filed on April 24, 2009 (File No. 000-51588).

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

Signature	Title	Date

/S/ JAMES F. GEIGER James F. Geiger	Chairman, President and Chief Executive Officer	March 4, 2010

/S/ J. ROBERT FUGATE J. Robert Fugate	Executive Vice President and Chief Financial Officer	March 4, 2010

/S/ HENRY C. LYON Henry C. Lyon	Vice President and Chief Accounting Officer	March 4, 2010

/S/ JOHN CHAPPLE John Chapple	Director	March 4, 2010

/S/ DOUGLAS C. GRISSOM Douglas C. Grissom	Director	March 4, 2010

/S/ D. SCOTT LUTTRELL D. Scott Luttrell	Director	March 4, 2010

/S/ MARTIN MUCCI Martin Mucci	Director	March 4, 2010

/S/ JAMES N. PERRY, JR. James N. Perry, Jr.	Director	March 4, 2010

/S/ DAVID A. ROGAN David A. Rogan	Director	March 4, 2010

/S/ ROBERT ROTHMAN Robert Rothman	Director	March 4, 2010

/S/ LARRY D. THOMPSON Larry D. Thompson	Director	March 4, 2010