Form 10-Q
period 2010-03-31
CBEYOND, INC.
filed 2010-05-06
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on April 30, 2010
Common Stock, $0.01 par value	30,537,729

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “expectation,” “guidance,” “believe,” “expect” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect Cbeyond; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$42,578	$39,267
Accounts receivable, gross	30,227	30,467
Less: Allowance for doubtful accounts	(2,916)	(2,867)

Accounts receivable, net	27,311	27,600
Prepaid expenses	7,120	7,261
Inventory, net	2,686	2,676
Deferred tax asset, net	1,092	1,426
Other assets	835	1,343

Total current assets	81,622	79,573
Property and equipment, gross	366,298	353,616
Less: Accumulated depreciation and amortization	(230,459)	(216,722)

Property and equipment, net	135,839	136,894
Restricted cash	1,135	1,243
Non-current deferred tax asset, net	8,697	8,331
Other non-current assets	2,929	2,850

Total assets	$230,222	$228,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,052	$12,121
Accrued telecommunications costs	16,851	13,705
Deferred customer revenue	10,160	10,047
Other accrued liabilities	18,945	23,899

Total current liabilities	58,008	59,772
Other non-current liabilities	10,233	10,514
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,239 and 28,973 shares issued and outstanding, respectively	292	290
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	285,672	283,337
Accumulated deficit	(123,983)	(125,022)

Total stockholders’ equity	161,981	158,605

Total liabilities and stockholders’ equity	$230,222	$228,891

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenue:
Customer revenue	$108,624	$96,472
Terminating access revenue	1,891	1,788

Total revenue	110,515	98,260

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $8,354 and $7,218, respectively, shown separately below)	36,389	31,879
Selling, general and administrative (exclusive of depreciation and amortization of $5,928 and $4,415, respectively, shown separately below)	59,272	55,461
Depreciation and amortization	14,282	11,633

Total operating expenses	109,943	98,973

Operating income (loss)	572	(713)

Other income (expense):
Interest income	—	18
Interest expense	(45)	(89)
Other income, net	1,537	102

Income (loss) before income taxes	2,064	(682)
Income tax (expense) benefit	(1,025)	741

Net income	$1,039	$59

Net income per common share:
Basic	$0.04	$—

Diluted	$0.03	$—

Weighted average common shares outstanding:
Basic	29,099	28,453
Diluted	30,179	29,725

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2009	28,973	$290	$283,337	$(125,022)	$158,605
Exercise of stock options	51	1	222	—	223
Issuance of employee benefit plan stock	83	—	62	—	62
Share-based compensation from options to employees	—	—	775	—	775
Share-based compensation from restricted shares to employees	—	—	2,386	—	2,386
Share-based compensation for non-employees	—	—	3	—	3
Vesting of restricted shares	196	1	(1)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(64)	—	(826)	—	(826)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(286)	—	(286)
Net income	—	—	—	1,039	1,039

Balance at March 31, 2010	29,239	$292	$285,672	$(123,983)	$161,981

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$1,039	$59
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,282	11,633
Deferred tax expense (benefit)	(32)	(144)
Provision for doubtful accounts	2,137	1,958
Other non-cash income, net	(1,547)	(104)
Non-cash share-based compensation	3,701	4,064
Changes in operating assets and liabilities:
Accounts receivable	(1,848)	(2,916)
Inventory	(10)	(242)
Prepaid expenses and other current assets	649	220
Other assets	62	(278)
Accounts payable	(69)	2,258
Other liabilities	(1,190)	(4,738)

Net cash provided by operating activities	17,174	11,770

Investing Activities:
Purchases of property and equipment	(13,227)	(16,980)
Decrease (increase) in restricted cash	108	(1)

Net cash used in investing activities	(13,119)	(16,981)

Financing Activities:
Taxes paid on vested restricted shares	(826)	(522)
Financing issuance costs	(141)	—
Proceeds from exercise of stock options	223	70

Net cash used in financing activities	(744)	(452)

Net increase/(decrease) in cash and cash equivalents	3,311	(5,663)
Cash and cash equivalents at beginning of period	39,267	36,975

Cash and cash equivalents at end of period	$42,578	$31,312

Supplemental disclosure:
Interest paid	$39	$32
Income taxes paid	$1	$327
Non-cash purchases of property and equipment	$—	$336

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed communications and information technology, or IT, service provider, incorporated on March 28, 2000 in Delaware for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of March 31, 2010, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. Area and Seattle.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with accounting principles generally accepted in the United States and in accordance with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Basic and Diluted Net Income per Share

We calculate basic income per share by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Our diluted income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the period. To the extent any common equivalent shares from stock options and other common stock equivalents are antidilutive, they are excluded from the computation of dilutive income per share.

The following table summarizes our basic and diluted income per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net income	$1,039	$59

Basic weighted average common shares outstanding	29,099	28,453
Effect of dilutive securities	1,080	1,272

Diluted weighted average common shares outstanding	30,179	29,725

Basic income per common share	$0.04	$—
Diluted income per common share	$0.03	$—

Securities that were not included in the diluted net income per share calculations because they were antidilutive, are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Anti-dilutive shares	2,238	2,378

Reclassifications

We reclassified certain amounts in our prior year condensed consolidated financial statements to conform to our current year presentation. The reclassification includes the following:

•

For the three months ended March 31, 2009, in our Condensed Consolidated Statement of Operations, we have reclassified and increased our non-operating other income, net by $104, to reflect amounts previously classified as depreciation and amortization.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Accounting Standard Update (ASU) 2009-13, Revenue Arrangements with Multiple Deliverables (currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25). This update provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This update is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We plan to adopt with our fiscal year beginning January 1, 2011 and are currently evaluating the impact of adopting this pronouncement.

Recently Adopted Accounting Standards

In February 2010, FASB issued ASU 2010-09, Subsequent Events, (ASC 855), Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for public companies to disclose the date through which subsequent events were evaluated. ASU 2010-09 is effective immediately. We adopted ASU 2010-10 during the three months ended March 31, 2010, and it did not have any effect on our condensed consolidated financial statements.

Note 3. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Compensation expense related to share-based awards for the three months ended March 31, 2010 totaled $3,701, and for the three months ended March 31, 2009, totaled $4,064. As of March 31, 2010, we had 765 share-based awards available for future grant.

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

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2010	3,894	1,126
Granted	191	574
Stock options exercised (A)	(51)	—
Restricted stock vested (B)	—	(196)
Forfeited or cancelled	(37)	(214)

Outstanding, March 31, 2010	3,997	1,290

Options exercisable, March 31, 2010	3,096

(A)	The total intrinsic value of options exercised during the three months ended March 31, 2010 was $403.

(B)	The fair value of restricted shares that vested during the three months ended March 31, 2010 was $2,512.

On February 12, 2010, we cancelled 190 restricted shares whose vesting depended upon meeting certain minimum annual adjusted EBITDA levels by 2010 and 2012. During the second quarter of 2009, we determined that achieving the performance criteria necessary for these awards to vest was not probable and reversed $219 in expense recognized during the first quarter of 2009. On February 25, 2010, the affected executives were granted 155 shares of restricted stock that vest in 50% increments in February 2011 and 2012. The shares were issued at a total grant-date fair value of $1,969. We recognized $67 of share-based compensation expense from these awards during the three months ended March 31, 2010.

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were used to estimate the grant date fair value of options granted during the three months ended March 31, 2010 and 2009.

	Three Months Ended March 31,
	2010	2009
Grant date fair value	$6.93	$7.44
Expected dividend yield	0.0%	0.0%
Expected volatility	56.6%	58.0%
Risk-free interest rate	2.4%	1.9%
Expected multiple of share price to exercise price upon exercise	2.2	2.3
Post vest cancellation rate	3.0%	6.2%

As of March 31, 2010, we have $7,543 and $16,557 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 1.5 and 1.8 years, respectively.

We have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the Plan) at the end of each Plan year (December 31). The number of shares to be contributed is variable based on the share price on the last day of the Plan year when the obligation becomes fixed and payable. Based on the March 31, 2010 share price, 42 shares are required to satisfy the $577 obligation as of March 31, 2010, assuming all participants were fully vested as of March 31, 2010. The ultimate number of shares relating to the obligation at March 31, 2010 will be higher or lower depending on whether the share price on December 31, 2010 has decreased or increased from the March 31, 2010 share price. In addition, the shares that will be issued December 31, 2010 will increase relating to further obligations accruing from March 31, 2010 to December 31, 2010. During the three months ended March 31, 2010 and 2009, we recognized $536 and $579, respectively, of share-based compensation expense related to the Plan.

Note 4. Income Taxes

The following table summarizes significant components of our income tax rate and our effective tax rate for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010		2009
Federal income tax expense (benefit) at statutory rate	$722	35.0%	$(239)	(35.0)%
State income tax expense (benefit), net of federal effect	514	24.9%	(219)	(32.1)%
Nondeductible expenses	151	7.3%	(79)	(11.7)%

Estimated annual effective tax rate		67.2%		(78.8)%
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	301	14.6%	383	56.2%
Change in Valuation Allowance	(612)	(29.7)%	(578)	(84.8)%
State tax credits, net of federal tax benefit	(51)	(2.5)%	—	—
Other	—	—	(9)	(1.3)%

Total	$1,025	49.6%	$(741)	(108.7)%

Under the Income Taxes topic of FASB ASC 270, we recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and applying this rate to the pre-tax income (loss) for the year-to-date period. State income tax expense results primarily from gross receipts based taxes for Texas and, to a lesser extent, Michigan. These taxes are not dependent upon levels of pre-tax income and have a significant influence on our effective tax rate. As these markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline.

In addition, the 2010 and 2009 income tax expenses include the effects of certain transactions that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the three months ended March 31, 2010 and 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $612 and $578 (in 2010 and 2009, respectively) relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. In addition, a portion of our valuation allowance against other deferred tax assets was no longer required and was reduced in both periods by corresponding amounts as an income tax benefit. A discrete event was also recognized for additional California enterprise zone credits that were generated in 2009, which resulted in a benefit to income tax expense of $51 during the three months ended March 31, 2010.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	March 31, 2010	December 31, 2009
Accrued bonus	$3,105	$8,740
Accrued other compensation and benefits	2,615	1,631
Accrued sales taxes	1,590	3,137
Accrued other taxes	5,638	4,958
Accrued promotions	1,737	1,699
Deferred rent	10,896	11,260
Other accrued expenses	3,597	2,988

Current and non-current other accrued liabilities	29,178	34,413
Less:
Non-current portion of deferred install revenue	1,074	914
Non-current portion of deferred rent	9,159	9,600

Total current portion of other accrued liabilities	$18,945	$23,899

Note 6. Segment Information

We report each geographic market and the Corporate group as individual segments, but plan to aggregate markets with similar economic characteristics for segment disclosure purposes beginning with our annual report on Form 10-K for the year ended December 31, 2010. This aggregation is consistent with the direction toward which we are increasingly moving. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our chief operating decision maker (“CODM”) now spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets.

We decided to transition this aggregation gradually over the duration of this fiscal year because our investors and other financial statement users are accustomed to geographic market level detail and the aggregation represents a significant change in our public reporting practice. The markets subject to aggregation are those that we consider “established” because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. During the transition, our segment disclosure will continue to include individual market data for each geographic market in addition to aggregate data for the established markets as a group. Currently, a market is considered established after it has achieved positive adjusted EBITDA for at least four consecutive quarters and otherwise shares similar economic characteristics as the other established markets.

At March 31, 2010, our operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington DC Area and Seattle. Although the Boston market has not yet entered its operating phase as of March 31, 2010, the pre-launch expenses are disclosed for purposes of this segment disclosure. We anticipate launching service to customers in the Boston market in the third quarter of 2010. The operating results and capital expenditures from the operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

The balance of our operations is in the Corporate group, for which the operations consist of corporate executive, administrative and support functions and centralized operations, which includes network operations, customer care and provisioning. The Corporate group is treated as a separate segment consistent with the manner in which management monitors and analyzes financial results. Corporate costs are not allocated to the other segments because such costs are managed and controlled on a functional basis that spans all markets, with centralized, functional management held accountable for corporate results. Management also believes that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing geographic segment. Management does not report assets by segment since it manages assets and makes decisions on technology deployment and other investments on a company-wide rather than on a local market basis. The CODM does not use segment assets in evaluating the performance of operating segments. As a result, management does not believe that segment asset disclosure is meaningful information to investors. In addition to segment results, we use total Adjusted EBITDA to assess the operating performance of the overall business. Because the CODM evaluates the performance of each segment on the basis of Adjusted EBITDA as the primary metric for measuring segment profitability, management believes that segment Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing our overall operations. The CODM also uses revenue to measure operating results and assess performance, and both revenue and Adjusted EBITDA are presented herein.

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering expenses, gain or loss on asset dispositions and non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by our CODM to assess and evaluate the performance of the business and our operating segments, both on a consolidated and on an individual basis.

The tables below present information about our operating segments:

	Three Months Ended March 31,
	2010	2009
Revenues
Established markets:
Atlanta	$21,441	$21,107
Dallas	19,183	18,446
Denver	17,018	18,178
Houston	12,612	12,344
Chicago	9,632	9,653
Los Angeles	11,459	7,920
San Diego	5,058	4,084

Total established markets	96,403	91,732
Emerging markets:
Detroit	3,016	2,054
San Francisco Bay Area	4,499	2,380
Miami	3,555	1,432
Minneapolis	1,630	645
Greater Washington DC Area	1,175	17
Seattle (2)	237	—

Total emerging markets	14,112	6,528

Total revenues (1)	$110,515	$98,260

Adjusted EBITDA
Established markets:
Atlanta	$12,016	$11,559
Dallas	10,063	9,281
Denver	8,798	9,614
Houston	6,109	5,847
Chicago	3,964	3,788
Los Angeles	3,594	1,640
San Diego	1,690	631

Total established markets	46,234	42,360
Emerging markets:
Detroit	127	(376)
San Francisco Bay Area	589	(839)
Miami	(239)	(1,501)
Minneapolis	(398)	(1,008)
Greater Washington DC Area	(1,157)	(1,019)
Seattle (2)	(1,101)	(10)
Boston (3)	(50)	—

Total emerging markets	(2,229)	(4,753)
Corporate	(25,450)	(22,623)

Total adjusted EBITDA	$18,555	$14,984

	Three Months Ended March 31,
	2010	2009
Operating income (loss)
Established markets:
Atlanta	$11,004	$10,515
Dallas	9,179	8,392
Denver	8,102	8,840
Houston	5,553	5,084
Chicago	3,307	2,977
Los Angeles	2,756	935
San Diego	1,273	231

Total established markets	41,174	36,974
Emerging markets:
Detroit	(243)	(717)
San Francisco Bay Area	97	(1,181)
Miami	(579)	(1,750)
Minneapolis	(632)	(1,187)
Greater Washington DC Area	(1,489)	(1,075)
Seattle (2)	(1,289)	(30)
Boston (3)	(51)	—

Total emerging markets	(4,186)	(5,940)
Corporate	(36,416)	(31,747)

Total operating income (loss)	$572	$(713)

Depreciation and amortization expense
Established markets:
Atlanta	$980	$1,000
Dallas	861	854
Denver	673	746
Houston	536	739
Chicago	642	790
Los Angeles	800	670
San Diego	405	377

Total established markets	4,897	5,176
Emerging markets:
Detroit	358	320
San Francisco Bay Area	475	326
Miami	319	231
Minneapolis	222	168
Greater Washington DC Area	322	52
Seattle (2)	182	20
Boston (3)	1	—

Total emerging markets	1,879	1,117
Corporate	7,506	5,340

Total depreciation and amortization expense	$14,282	$11,633

	Three Months Ended March 31,
	2010	2009
Capital expenditures
Established markets:
Atlanta	$429	$1,024
Dallas	757	855
Denver	28	904
Houston	229	1,038
Chicago	384	359
Los Angeles	899	1,800
San Diego	147	575

Total established markets	2,873	6,555
Emerging markets:
Detroit	152	285
San Francisco Bay Area	1,112	629
Miami	383	607
Minneapolis	93	268
Greater Washington DC Area	220	191
Seattle (2)	584	164
Boston (3)	786	—

Total emerging markets	3,330	2,144
Corporate	7,024	8,617

Total capital expenditures	$13,227	$17,316

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$18,555	$14,984
Depreciation and amortization	(14,282)	(11,633)
Non-cash share-based compensation	(3,701)	(4,064)
Interest income	—	18
Interest expense	(45)	(89)
Other income, net	1,537	102
Income tax (expense) benefit	(1,025)	741

Net income	$1,039	$59

(1)	During the three months ended March 31, 2009, we recognized a revenue benefit of $632 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	We launched service to customers in the Seattle market in the fourth quarter of 2009.

(3)	We anticipate launching service to customers in the Boston market in the third quarter of 2010.

Note 7. Contingencies

Triennial Review Remand Order

The Federal Communications Commission, or FCC, issued its Triennial Review Remand Order, or TRRO, and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers, or ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. As of March 31, 2010 and December 31, 2009, respectively, our accrual totals $2,158 and $2,044. During the three months ended March 31, 2010 and 2009, we recorded costs of revenue of $114 and $330, respectively. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed once they pass the applicable back billing period.

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

Dissolution of Captive Leasing Entities

Effective December 31, 2006, we dissolved and collapsed our captive leasing companies. These entities, historically, purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing entities that existed at the time of collapse, are included in Other Accrued Liabilities. Over time, we have adjusted the liabilities related to captive leasing entities for any statutory periods that have expired. For the three months ended March 31, 2010, we recorded adjustments to these liabilities that fell into expired statutory periods resulting in a benefit of $1,537 to other income, net . Statutory periods will continue to expire through the first quarter of 2011. There are certain scenarios that are reasonably possible where a taxing authority could calculate penalties and interest in excess of the amounts we recorded. The additional interest and penalties could range from zero to $186.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31, 2010, there is no litigation pending that is likely to have a material adverse effect on our results of operations and financial condition.

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

Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded operations into 12 additional markets. During the third quarter of 2010, we anticipate that we will open our 14th market, Boston. Our current market expansion plan is to continue opening up to three new markets per year, depending on economic conditions and to establish operations in the 25 largest U.S. markets. The following comprises the service launch dates for current markets and the anticipated launch date of our announced future market:

Current Markets	Service Launch Date
Atlanta	2 nd Quarter 2001
Dallas	4 th Quarter 2001
Denver	1 st Quarter 2002
Houston	1 st Quarter 2004
Chicago	1 st Quarter 2005
Los Angeles	1 st Quarter 2006
San Diego	1 st Quarter 2007
Detroit	3 rd Quarter 2007
San Francisco Bay Area	4 th Quarter 2007
Miami	1 st Quarter 2008
Minneapolis	2 nd Quarter 2008
Greater Washington D.C. Area	1 st Quarter 2009
Seattle	4 th Quarter 2009

Announced Markets	Anticipated Service Launch Date
Boston	3rd Quarter 2010

We report each geographic market and the Corporate group as individual segments, but plan to aggregate markets with similar economic characteristics for segment disclosure purposes beginning with our annual report on Form 10-K for the year ended December 31, 2010. This aggregation is consistent with the direction toward which we are increasingly moving. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our CODM now spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets.

We decided to transition this aggregation gradually over the duration of this fiscal year because our investors and other financial statement users are accustomed to geographic market level detail and the aggregation represents a significant change in our public reporting practice. The markets subject to aggregation are those that we consider “established” because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. During the transition, our segment disclosure will continue to include individual market data for each geographic market in addition to aggregate data for the established markets as a group. Currently, a market is considered established after it has achieved positive adjusted EBITDA for at least four consecutive quarters and otherwise shares similar economic characteristics as the other established markets.

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

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

We offer integrated managed communications and IT services through our BeyondVoice packages over high capacity bandwidth connections. Our BeyondVoice packages have historically been essentially a single basic product that we offered in three sizes, depending on the customer’s size and need for bandwidth. In March 2010, we began offering our services through BeyondVoice packages that are designed to address the customer’s business needs rather than the size of the customer. These new BeyondVoice packages are available as an Office Edition or a Mobile Edition and allow customers to personalize their packages to meet the needs of their growing businesses. New customers sign up for one of these two packages, and, over time, we expect all of our customer base to migrate to these packages as well. Package pricing under the historical packages increased with size, but the two new packages are priced more closely with the selling price of the smaller package under the old offering. For customers who have higher bandwidth needs, incremental bandwidth is available as an add-on service.

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

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including customers primarily signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, the adoption by customers of applications for which incremental fees are paid, the amount of usage charges in excess of quantities included in the base monthly charge, the use of customer incentives employed when needed to be competitive, as well as additional terminating access charges and customer usage and purchase patterns. Customer revenues represented approximately 98.3% and 98.2% of total revenues for the three months ended March 31, 2010 and 2009, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues.

Customer revenues are generated under contracts that run up to three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. Through mid-2007, we maintained average monthly churn rates of approximately 1.0% (we define average monthly churn rate as the average of monthly churn, which is defined for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month). Since that time, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorated economic conditions or its impact on our target of small business customers. We cannot predict the duration or magnitude of the currently deteriorated economic environment, but we expect our monthly churn rate will continue to be more than 1.0% for at least as long as the current economic environment persists.

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

Where permitted by regulation, we lease our access circuits on a wholesale basis as UNE loops or enhanced extended links or EELs as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. Where UNE pricing is not available, we pay special access rates, which may be significantly higher than UNE pricing. We lease loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use EELs when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using loops and half using EELs, although the impact of the TRRO has reduced our usage of the T-1 transport portion of EELs and resulted in the conversion and consolidation of a majority of the previously installed T-1 transports to high capacity DS-3 transport. Our monthly expenses are significantly less when using loops rather than EELs, but loops require us to incur the capital expenditures of central office collocation equipment. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

Another significant component of our cost of revenue is the cost associated with our mobile offering. These costs include monthly base charges or usage-based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. The cost of mobile equipment typically exceeds our selling price of such devices due to the competitive marketplace and pricing practices for mobile services. We believe these costs are offset over time by the long-term profitability of our service contracts. Primarily as a result of the loss on the sale of mobile equipment recorded in full at the time of the sale, increased volumes of mobile sales decrease our gross margin percentages, although the growth of this service offering is expected to result in greater gross profits over time.

We routinely receive telecommunication cost recoveries from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors as noted above that impact the amount and timing of telecommunication cost recoveries, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize telecommunication cost recoveries as offsets to cost of revenue when the ultimate resolution and amount are known. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

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

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	For the Three Months Ended March 31,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars		Percent
Revenue:
Customer revenue	$108,624	98.3%	$96,472	98.2%	$12,152		12.6%
Terminating access revenue	1,891	1.7%	1,788	1.8%	103		5.8%

Total revenue	110,515		98,260		12,255		12.5%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	14,809	13.4%	12,658	12.9%	2,151		17.0%
Other cost of revenue	14,157	12.8%	11,883	12.1%	2,274		19.1%
Mobile cost	8,384	7.6%	8,123	8.3%	261		3.2%
Telecommunications cost recoveries	(961)	(0.9)%	(785)	(0.8)%	(176)		22.4%

Total cost of revenue	36,389	32.9%	31,879	32.4%	4,510		14.1%

Gross margin (exclusive of depreciation and amortization):	$74,126	67.1%	$66,381	67.6%	$7,745		11.7%

Customer data:
Customer locations at period end	51,731		44,342		7,389		16.7%

ARPU	$723		$755		$(32)		(4.2)%

Average monthly churn rate	1.4%		1.5%		(0.1	) %

Revenue. Total revenue increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to an increase in the average number of customers. However in comparison to the same quarter in the prior year, ARPU for the three months ended March 31, 2010 declined $32, or 4.2%, compared to the same period in 2009. The decline in ARPU is primarily due to increases in the impact of credits and promotional incentives issued to new customers or to retain existing customers, contract renewals at lower base prices and decreased overage charges stemming from lower levels of voice minutes used in excess of minutes included within our base package. We believe these declines are related to the effects of the economic recession on customers and increased competitive pressures. This downward pressure has been partially offset by the value delivered through additional applications. In addition, we recognized benefits related to reductions to promotional obligations of $0.6 million, or approximately $5 of ARPU, in the three months ended March 31, 2009 related to certain customer promotional liabilities recorded in prior periods. At this time, we anticipate that ARPU will continue to decline during 2010 due to the pressures facing small businesses in the current economic environment and as a result of competitive pressure; however, we expect that the pace of ARPU decline will vary by quarter due to seasonality and the changing impacts of various components of ARPU. We believe that the introduction of our new service packages in 2010 will tend to decrease ARPU in the short term; however, we also anticipate that the introduction of these packages will decrease the need for credits and promotional incentives to customers, which have been primary contributors to recent decreases in ARPU, while allowing us greater flexibility to match the value and cost of services provided with the prices charged. Long-term, we have an expectation that our customers will continue to increase their use of applications and we will continue to introduce new service offerings. While the increase in adoption of applications would tend to improve ARPU, the duration and depth of the current economic environment and related competitive pressures are likely to counteract the favorable impacts of the increased adoption.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have increased for the three month comparison periods due to our customer growth but have slightly declined as a percentage of revenue. These terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth.

The following comprises the segment contributions to the increase in revenue in the three months ended March 31, 2010 as compared to the three months ended March 31, 2009:

(Dollar amounts in thousands):

	For the Three Months Ended March 31,
	2010		2009		Change from Previous Period
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Established markets:
Atlanta	$21,441	19.4%	$21,107	21.5%	$334	1.6%
Dallas	19,183	17.4%	18,446	18.8%	737	4.0%
Denver	17,018	15.4%	18,178	18.5%	(1,160)	(6.4)%
Houston	12,612	11.4%	12,344	12.6%	268	2.2%
Chicago	9,632	8.7%	9,653	9.8%	(21)	(0.2)%
Los Angeles	11,459	10.4%	7,920	8.1%	3,539	44.7%
San Diego	5,058	4.6%	4,084	4.2%	974	23.8%

Total established markets	96,403	87.2%	91,732	93.4%	4,671	5.1%
Emerging markets:
Detroit	3,016	2.7%	2,054	2.1%	962	46.8%
San Francisco Bay Area	4,499	4.1%	2,380	2.4%	2,119	89.0%
Miami	3,555	3.2%	1,432	1.5%	2,123	148.3%
Minneapolis	1,630	1.5%	645	0.7%	985	152.7%
Greater Washington, D.C. Area	1,175	1.1%	17	nm	1,158	nm
Seattle	237	nm	—	nm	237	nm

Total emerging markets	14,112	12.8%	6,528	6.6%	7,584	nm

Total Revenue	$110,515		$98,260		$12,255	12.5%

nm – not meaningful

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

Mobile-related costs represent the second largest component of cost of revenue. These costs include usage-based charges, monthly recurring base charges, or some combination thereof, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. As a percentage of revenue, mobile service costs benefitted from a reduction in mobile device cost, which is a result of shipping fewer devices at a more favorable average cost per device. The reduction in shipments stems from a lower percentage of new customers electing to include mobile services in their package, due to both a reduction in our use of promotional incentives and the attractiveness of the new Office Edition package. Additionally, as our overall usage volume has increased, we have been able to achieve more efficient unit costs. We expect to increase the percentage of customers using our mobile service in the future, which will increase shipments of mobile devices and the associated costs.

The other cost of revenue principally includes components such as long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees. Other cost of revenue increased as a percentage of revenue over the prior period primarily due to an increase in the federal universal service fund rate.

Telecommunication cost recoveries are an ongoing operational activity that fluctuates from quarter to quarter.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

Reclassifications

Reclassifications have been made within Item 2 herein to the three months ended March 31, 2009 Selling, General and Administrative and Other Expenses table to classify certain adjustments to liabilities of the captive leasing entities from Depreciation and amortization to Other income, net. Such reclassifications were made to conform to the current presentation for the three months ended March 31, 2010.

	For the Three Months Ended March 31,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$35,717	32.3%	$33,427	34.0%	$2,290	6.9%
Share-based compensation	3,701	3.3%	4,064	4.1%	(363)	(8.9)%
Marketing cost	983	0.9%	529	0.5%	454	85.8%
Other selling, general and administrative	18,871	17.1%	17,441	17.7%	1,430	8.2%

Total SG&A	$59,272	53.6%	$55,461	56.4%	$3,811	6.9%

Other operating expenses:
Depreciation and amortization	14,282	12.9%	11,633	11.8%	2,649	22.8%

Total other operating expenses	$14,282	12.9%	$11,633	11.8%	$2,649	22.8%

Other data:
Employees	1,717		1,645		72	4.4%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, primarily due to increased employee costs, but decreased as a percentage of revenue due to lower commission payments and cost control measures. Higher employee costs, which include salaries, wages, and benefits, and commissions paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. Share-based compensation decreased due to cancelling performance-based awards for certain executives and due to a decline in the fair value of awards being expensed based on a lower share price during 2008, 2009 and 2010.

Marketing costs have slightly increased in amount and as a percent of revenues over the prior periods as we have increased our marketing efforts with the introduction of our new BeyondVoice Office and Mobile Edition packages. In general, our marketing costs will increase consistent with past practice as we add customers and expand into new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new, as well as expanded operations, needed to keep pace with the growth in customers. However, other selling, general and administrative expenses slightly decreased as a percent of revenues over the prior periods, as would be expected over time.

Bad debt expense was $2.1 million, or 1.9% of revenues, compared to $2.0 million, or 2.0% of revenues, for the three months ended March 31, 2010 and 2009, respectively. The rate of bad debts and customer churn are closely related; therefore, we generally expect fluctuations in each of these metrics to correlate.

Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to continue to decrease as a percentage of revenue. This trend is also expected when slowing the speed of market expansion, and as more markets achieve positive Adjusted EBITDA results, as experienced in this period over the prior period.

Operating Income (Loss)

For the three months ended March 31, 2010, our operating income was $0.6 million compared to operating loss of $0.7 million for the comparable period ended March 31, 2009. The growth in our revenue exceeded the increase in our operating expenses over the comparable period, primarily as a result of the revenue growth in our emerging markets. We have eight markets with operating income during the three months ended March 31, 2010 compared to seven for the comparable period ended March 31, 2009.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$—	nm	$18	0.0%	$(18)	(100.0)%
Interest expense	(45)	nm	(89)	(0.1)%	44	(49.4)%
Other income, net	1,537	1.4	102	0.1	1,435	nm
Income tax (expense) benefit	(1,025)	(0.9)%	741	0.8%	(1,766)	(238.3)%

Total	$467	0.4%	$772	0.8%	$(305)

Interest Income. We had no interest income for the three month period ended March 31, 2010 based on our decision to shift funds from investment to operating bank accounts because the resulting reduction in bank fees was greater than the amount of investment income we would have earned due to the low rates currently paid on our money market investments.

Interest Expense. The majority of our interest expense for the three months ended March 31, 2010 and 2009 relates to commitment fees under our revolving credit facility with our creditor. During three months ended March 31, 2010 and 2009, we had no amounts outstanding under our revolving line of credit.

Other income, net. Other income, net relates primarily to adjusting liabilities of the captive leasing entities upon the expiration of various statutory periods, as discussed in Note 7 to the condensed consolidated financial statements. During the three months ended March 31, 2010 and 2009, we recognized $1.5 million and $0.1 million of income, respectively.

Income Tax (Expense) Benefit. We recognize interim period income tax (expense) benefit by determining an estimated annual effective tax rate and applying this rate to pre-tax income (loss) for the year-to-date period. Our income tax expense for the three months ended March 31, 2010 is based on an estimated annual effective tax rate of 67.2%, before discrete period items. We recorded an income tax expense for the three months ended March 31, 2010 compared to income tax benefit in 2009 because we incurred pre-tax income of $2.1 million in the first quarter of 2010 compared to a loss before income taxes in the first quarter of 2009. The income tax expense for 2010 includes state income tax expense that results from states with gross receipts based taxes, which are due regardless of profit levels. These taxes are not dependent upon levels of pre-tax income and have a significant influence on our effective tax rate. As these markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline. Additionally, the 2010 income tax expense reflected amounts associated with share based transactions, which are more fully described in Note 4 of the Consolidated Financial Statements, The amounts recorded in 2010 and 2009 also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.6 million in both 2010 and 2009.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

	For the Three Months Ended March 31,		Change from Previous Period
	2010	2009	Dollars	Percent
Cash Flows:
Provided by operating activities	$17,174	$11,770	$5,404	45.9%
Used in investing activities	(13,119)	(16,981)	3,862	(22.7)%
Used in financing activities	(744)	(452)	(292)	64.6%

Net increase/(decrease) in cash and cash equivalents	$3,311	$(5,663)	$8,974	(158.5)%

Overview. At March 31, 2010, we had cash and cash equivalents of $42.6 million. The available cash and cash equivalents are held in our bank accounts and money market accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government. To date, we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Cash Flows From Operations. Operating cash flows increased primarily from increased revenues along with a higher number of markets that are achieving positive operating cash flows in 2010 and a narrowing of the losses we are incurring in earlier stage markets as they make progress towards profitability. These increased operating cash flows were partially offset by additional payments to suppliers and vendors to support these revenues during the three months ended March 31, 2010, as well as higher annual bonus payments made in the current period. The increased cash flows from increased revenues were also partially offset by cash used in and to support our newer markets that do not yet generate positive cash flows from operations, as well as those markets we are preparing to launch. Operating cash flows will also fluctuate favorably or unfavorably depending on the timing of significant vendor payments.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment, which fluctuate depending on growth in customers in our existing markets; the timing and number of facility and network additions needed to support our entry into new markets, expand existing markets and upgrade our network; and enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $13.2 million and $17.0 million for three months ended March 31, 2010 and 2009, respectively. This decline relates to the timing of expenditures, rather than a downward trend, although we generally expect capital expenditures to decline as a percentage of revenue in the long-term as capital expenditures invested in early markets yield increasing revenue over time. We also incurred non-cash purchases of property and equipment, primarily related to leasehold improvements, which was zero and $0.3 million in three months ended March 31, 2010 and 2009, respectively.

Cash Flows From Financing Activities. Cash flows used in financing activities increased related to activity associated with employee stock option exercises, vesting of restricted shares, and financing cost associated with the third amendment of the credit agreement with Bank of America.

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

Revolving Line of Credit

In addition to the sources of cash noted above, we have a secured revolving line of credit for up to $40.0 million (increased from $25.0 million in March 2010) with Bank of America, of which $38.9 million is available. Availability is reduced due to $1.1 million in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash. There are no current plans to draw down on the line of credit in the near term. This line of credit is available through March 2013 based on the third amendment to the agreement executed in March 2010. As of March 31, 2010, we are not in violation of any financial covenants under the line of credit agreement. The terms of the line of credit are further described in Note 6 of our Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations and Commitments

There have been no material changes with respect to the contractual obligations and commitments disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2009.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, include those that involve a higher degree of judgment and complexity are considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2009 Annual Report on Form 10-K, filed on March 4, 2010, in the “Critical Accounting Policies” section of the MD&A.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At March 31, 2010, all cash and cash equivalents that are held in money market funds invest primarily in short-term U.S. Treasury Obligations and are immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the three months ended March 31, 2010 would have changed by less than $0.1 million. This estimate assumes that the change occurred on the first day of 2010 and that all cash and cash equivalents are held in money market funds. However as of March 31, 2010, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31, 2010, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date: May 6, 2010

Exhibit Index

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Furnished herewith.