Form 10-Q
period 2010-06-30
CBEYOND, INC.
filed 2010-08-05
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 3, 2010
Common Stock, $0.01 par value	30,815,809

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to statements identified by words such as “expectation,” “guidance,” “believe,” “expect” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of Cbeyond’s management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect Cbeyond; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of start-up costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and this report in the sections titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$51,847	$39,267
Accounts receivable, gross	28,060	30,467
Less: Allowance for doubtful accounts	(2,753)	(2,867)

Accounts receivable, net	25,307	27,600
Prepaid expenses	7,537	7,261
Inventory, net	1,634	2,676
Deferred tax asset, net	1,011	1,426
Other assets	707	1,343

Total current assets	88,043	79,573
Property and equipment, gross	379,487	353,616
Less: Accumulated depreciation and amortization	(242,811)	(216,722)

Property and equipment, net	136,676	136,894
Restricted cash	1,295	1,243
Non-current deferred tax asset, net	8,539	8,331
Other non-current assets	2,437	2,850

Total assets	$236,990	$228,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,418	$12,121
Accrued telecommunications costs	14,552	13,705
Deferred customer revenue	10,297	10,047
Other accrued liabilities	22,507	23,899

Total current liabilities	59,774	59,772
Other non-current liabilities	10,478	10,514
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,478 and 28,973 shares issued and outstanding, respectively	295	290
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	290,524	283,337
Accumulated deficit	(124,081)	(125,022)

Total stockholders’ equity	166,738	158,605

Total liabilities and stockholders’ equity	$236,990	$228,891

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Customer revenue	$109,922	$100,041	$218,546	$196,513
Terminating access revenue	1,831	1,796	3,722	3,584

Total revenue	111,753	101,837	222,268	200,097

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $8,435, $7,551, $16,789 and $14,769, respectively, shown separately below)	35,303	34,465	71,692	66,344
Selling, general and administrative (exclusive of depreciation and amortization of $5,896, $4,583, $11,824 and $8,998, respectively, shown separately below)	61,971	57,192	121,243	112,653
Depreciation and amortization	14,331	12,134	28,613	23,767

Total operating expenses	111,605	103,791	221,548	202,764

Operating income (loss)	148	(1,954)	720	(2,667)

Other income (expense):
Interest income	1	7	1	25
Interest expense	(64)	(21)	(109)	(110)
Other income, net	117	136	1,654	238

Income (loss) before income taxes	202	(1,832)	2,266	(2,514)
Income tax (expense) benefit	(300)	(374)	(1,325)	367

Net (loss) income	$(98)	$(2,206)	$941	$(2,147)

Net (loss) income per common share:
Basic	$—	$(0.08)	$0.03	$(0.08)

Diluted	$—	$(0.08)	$0.03	$(0.08)

Weighted average common shares outstanding:
Basic	29,326	28,534	29,213	28,494
Diluted	29,326	28,534	30,227	28,494

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2009	28,973	$290	$283,337	$(125,022)	$158,605
Exercise of stock options	198	2	1,755	—	1,757
Issuance of employee benefit plan stock	83	1	113	—	114
Share-based compensation from options to employees	—	—	1,716	—	1,716
Share-based compensation from restricted shares to employees	—	—	4,744	—	4,744
Share-based compensation for non-employees	—	—	67	—	67
Vesting of restricted shares	294	3	(3)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(70)	(1)	(919)	—	(920)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(286)	—	(286)
Net income	—	—	—	941	941

Balance at June 30, 2010	29,478	$295	$290,524	$(124,081)	$166,738

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
Operating Activities:
Net income (loss)	$941	$(2,147)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,613	23,767
Deferred taxes	207	(1,301)
Provision for doubtful accounts	4,080	4,366
Other non-cash income, net	(1,654)	(238)
Non-cash share-based compensation	7,633	7,687
Excess tax benefit relating to share-based payments	—	(140)
Changes in operating assets and liabilities:
Accounts receivable	(1,787)	(6,235)
Inventory	1,042	(157)
Prepaid expenses and other current assets	360	461
Other assets	599	(509)
Accounts payable	297	(1,132)
Other liabilities	(480)	(705)

Net cash provided by operating activities	39,851	23,717

Investing Activities:
Purchases of property and equipment	(27,870)	(33,337)
Increase in restricted cash	(52)	(85)

Net cash used in investing activities	(27,922)	(33,422)

Financing Activities:
Taxes paid on vested restricted shares	(920)	(550)
Financing issuance costs	(186)	—
Excess tax benefit relating to share-based payments	—	140
Proceeds from exercise of stock options	1,757	994

Net cash provided by financing activities	651	584

Net increase/(decrease) in cash and cash equivalents	12,580	(9,121)
Cash and cash equivalents at beginning of period	39,267	36,975

Cash and cash equivalents at end of period	$51,847	$27,854

Supplemental disclosure:
Interest paid	$88	$65
Income taxes paid	$707	$1,204
Non-cash purchases of property and equipment	$525	$865

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed communications and information technology, or IT, service provider, incorporated on March 28, 2000 in Delaware for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of June 30, 2010, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. Area and Seattle. Additionally, we recently launched service to Boston in the third quarter of 2010.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Basic and Diluted Net (Loss) Income per Share

We calculate basic (loss) income per share by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Our diluted (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the period. For the three months ended June 30, 2010 and the three and six months ended June 30, 2009, we reported a net loss and, accordingly, we did not consider the effects of dilutive securities because the effect is antidilutive. To the extent any common equivalent shares from stock options and other common stock equivalents are antidilutive, they are excluded from the computation of dilutive income per share.

The following table summarizes our basic and diluted income per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(98)	$(2,206)	$941	$(2,147)

Basic weighted average common shares outstanding	29,326	28,534	29,213	28,494
Effect of dilutive securities	—	—	1,014	—

Diluted weighted average common shares outstanding	29,326	28,534	30,227	28,494

Basic (loss) income per common share	$—	$(0.08)	$0.03	$(0.08)
Diluted (loss) income per common share	$—	$(0.08)	$0.03	$(0.08)

Securities that were not included in the diluted net income per share calculations because they were antidilutive, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Anti-dilutive shares	5,315	5,057	2,257	5,025

Reclassifications

We reclassified certain amounts in our prior year condensed consolidated financial statements to conform to our current year presentation. The reclassification includes the following:

•

For the three and six months ended June 30, 2009, in our Condensed Consolidated Statement of Operations, we have reclassified and increased our non-operating other income, net by $106 and $210, respectively, to reflect amounts previously classified as depreciation and amortization.

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

Note 3. Share-Based Compensation Plans

We maintain a share-based compensation plan (the “Incentive Plan”) that permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Compensation expense related to share-based awards for the three and six months ended June 30, 2010 totaled $3,932 and $7,633, respectively, and for the three and six months ended June 30, 2009, totaled $3,623 and $7,687, respectively. As of June 30, 2010, we had 626 share-based awards available for future grant.

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

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2010	3,894	1,126
Granted	221	735
Stock options exercised (A)	(198)
Restricted stock vested (B)	—	(294)
Forfeited or cancelled	(66)	(232)

Outstanding, June 30, 2010	3,851	1,335

Options exercisable, June 30, 2010	2,982

(A)	The total intrinsic value of options exercised during the six months ended June 30, 2010 was $1,230.

(B)	The fair value of restricted shares that vested during the six months ended June 30, 2010 was $3,880.

On February 12, 2010, we cancelled 190 restricted shares whose vesting depended upon meeting certain minimum annual adjusted EBITDA levels by 2010 and 2012. During the second quarter of 2009, we determined that achieving the performance criteria necessary for these awards to vest was not probable and reversed $219 in expense recognized during the first quarter of 2009. On February 25, 2010, the affected executives were granted 160 shares of restricted stock that vest in 50% increments in February 2011 and 2012. The shares were issued at a total grant-date fair value of $2,032. We recognized $248 and $315 of share-based compensation expense from these awards during the three and six months ended June 30, 2010, respectively.

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were used to estimate the grant date fair value of options granted during the six months ended June 30, 2010 and 2009.

	Six Months Ended June 30,
	2010	2009
Grant date fair value	$7.07	$7.77
Expected dividend yield	0.0%	0.0%
Expected volatility	56.5%	58.1%
Risk-free interest rate	2.5%	1.9%
Expected multiple of share price to exercise price upon exercise	2.2	2.3
Post vest cancellation rate	2.8%	5.8%

As of June 30, 2010, we have $6,269 and $16,641 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 0.9 and 1.5 years, respectively.

We have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the Plan) at the end of each Plan year (December 31). The number of shares to be contributed is variable based on the share price on the last day of the Plan year when the obligation becomes fixed and payable. Based on the June 30, 2010 share price, 93 shares are required to satisfy the $1,165 obligation as of June 30, 2010, assuming all participants were fully vested as of June 30, 2010. The ultimate number of shares relating to the obligation at June 30, 2010 will be higher or lower depending on whether the share price on December 31, 2010 has decreased or increased from the June 30, 2010 share price. In addition, the shares that will be issued December 31, 2010 will increase relating to further obligations accruing from June 30, 2010 to December 31, 2010. During the three and six months ended June 30, 2010, we recognized $570 and $1,106, respectively, of share-based compensation expense related to the Plan as compared to $597 and $1,176 for the three and six months ended June 30, 2009.

Note 4. Income Taxes

The following table summarizes significant components of our income tax rate and our effective tax rate for the six months ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010		2009
Federal income tax expense (benefit) at statutory rate	$793	35.0%	$(880)	(35.0)%
State income tax expense (benefit), net of federal effect	583	25.7%	156	6.2%
Nondeductible expenses	184	8.1%	791	31.4%

Estimated annual effective tax rate		68.8%		2.6%
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	428	18.9%	218	8.7%
Change in Valuation Allowance	(612)	(27.0)%	(578)	(23.0)%
State tax credits, net of federal tax benefit	(51)	(2.3)%	(65)	(2.6)%
Other	—	—	(9)	(0.4)%

Total	$1,325	58.4%	$(367)	(14.7)%

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

In addition, our 2010 and 2009 income tax expenses include the effects of certain transactions that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the six months ended June 30, 2010 and 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $738 and $578 (in 2010 and 2009, respectively) relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. In addition, a portion of our valuation allowance against other deferred tax assets was no longer required and was reduced in both periods as an income tax benefit. A discrete event was also recognized for additional California enterprise zone credits that were generated in 2009, which resulted in a benefit to income tax expense of $51 during the six months ended June 30, 2010.

Our net deferred tax assets, after valuation allowance, totaled approximately $9,550 at June 30, 2010 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at June 30, 2010, we will need to generate approximately $25,700 in pre-tax income between 2010 and 2012, which, management believes is achievable. If we generate less taxable income, we may have to increase our allowance against our net deferred tax asset with a corresponding increase to income tax expense.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	June 30, 2010	December 31, 2009
Accrued bonus	$5,771	$8,740
Accrued other compensation and benefits	3,504	1,631
Accrued sales taxes	1,477	3,137
Accrued other taxes	5,637	4,958
Accrued promotions	1,783	1,699
Deferred rent	11,049	11,260
Other accrued expenses	3,764	2,988

Current and non-current other accrued liabilities	32,985	34,413
Less:
Other non-current liabilities	1,205	914
Non-current portion of deferred rent	9,273	9,600

Total current portion of other accrued liabilities	$22,507	$23,899

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

We decided to transition this aggregation gradually over the duration of this fiscal year because our investors and other financial statement users are accustomed to geographic market level detail and the aggregation represents a significant change in our public reporting practice. The markets subject to aggregation are those that we consider “established” because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. During the transition, our segment disclosure will continue to include individual market data for each geographic market in addition to aggregate data for the established markets as a group. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise shares similar economic characteristics as the other established markets. As of June 30, 2010, the San Francisco market has been re-categorized to the established market grouping due to its achievement of four consecutive fiscal quarters of positive adjusted EBITDA.

At June 30, 2010, our operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington DC Area and Seattle. Although the Boston market entered its operating phase subsequent to June 30, 2010, the pre-launch expenses for Boston are disclosed for purposes of this segment disclosure for the three and six months ended June 30, 2010. The operating results and capital expenditures from the operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

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

The tables below present information about our operating segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues
Established markets:
Atlanta	$21,355	$21,260	$42,796	$42,367
Dallas	18,991	18,668	38,174	37,114
Denver	16,550	17,841	33,568	36,019
Houston	12,463	12,598	25,075	24,942
Chicago	9,397	9,823	19,029	19,476
Los Angeles	12,169	8,793	23,628	16,713
San Diego	5,218	4,487	10,276	8,571
Newly established markets:
San Francisco Bay Area	4,863	2,994	9,362	5,374

Total established markets	101,006	96,464	201,908	190,576
Emerging markets:
Detroit	3,198	2,280	6,214	4,334
Miami	3,970	2,008	7,525	3,440
Minneapolis	1,702	909	3,332	1,554
Greater Washington DC Area	1,424	176	2,599	193
Seattle (4)	453	—	690	—

Total emerging markets	10,747	5,373	20,360	9,521

Total revenues (1) (2)	$111,753	$101,837	$222,268	$200,097

Adjusted EBITDA
Established markets:
Atlanta	$12,029	$11,560	$24,045	$23,119
Dallas	9,433	9,263	19,496	18,544
Denver	8,807	8,979	17,605	18,593
Houston	5,952	5,548	12,061	11,395
Chicago	3,670	3,689	7,634	7,477
Los Angeles (3)	4,471	1,891	8,065	3,531
San Diego (3)	1,929	740	3,619	1,371
Newly established markets:
San Francisco Bay Area (3)	1,222	(452)	1,811	(1,291)

Total established markets	47,513	41,218	94,336	82,739
Emerging markets:
Detroit	457	(349)	584	(725)
Miami	(184)	(1,303)	(423)	(2,804)
Minneapolis	(259)	(1,177)	(657)	(2,185)
Greater Washington DC Area	(1,162)	(1,603)	(2,319)	(2,622)
Seattle (4)	(1,368)	(104)	(2,469)	(114)
Boston (5)	(509)	—	(559)	—

Total emerging markets	(3,025)	(4,536)	(5,843)	(8,450)
Corporate	(26,077)	(22,879)	(51,527)	(45,502)

Total adjusted EBITDA	$18,411	$13,803	$36,966	$28,787

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income (loss)
Established markets:
Atlanta	$10,905	$10,409	$21,909	$20,924
Dallas	8,475	8,368	17,654	16,760
Denver	8,046	8,208	16,148	17,048
Houston	5,326	4,820	10,879	9,904
Chicago	3,069	2,862	6,376	5,839
Los Angeles (3)	3,510	1,147	6,266	2,082
San Diego (3)	1,462	309	2,735	540
Newly established markets:
San Francisco Bay Area (3)	692	(835)	789	(2,016)

Total established markets	41,485	35,288	82,756	71,081
Emerging markets:
Detroit	32	(717)	(211)	(1,434)
Miami	(602)	(1,582)	(1,181)	(3,332)
Minneapolis	(518)	(1,380)	(1,150)	(2,567)
Greater Washington DC Area	(1,519)	(2,002)	(3,008)	(3,077)
Seattle (4)	(1,551)	(114)	(2,840)	(144)
Boston (5)	(516)	—	(567)	—

Total emerging markets	(4,674)	(5,795)	(8,957)	(10,554)
Corporate	(36,663)	(31,447)	(73,079)	(63,194)

Total operating income (loss)	$148	$(1,954)	$720	$(2,667)

Depreciation and amortization expense
Established markets:
Atlanta	$1,095	$1,123	$2,075	$2,123
Dallas	931	873	1,792	1,727
Denver	734	743	1,407	1,489
Houston	604	697	1,140	1,436
Chicago	581	800	1,223	1,590
Los Angeles	916	718	1,716	1,388
San Diego	454	416	859	793
Newly established markets:
San Francisco Bay Area	516	362	991	688

Total established markets	5,831	5,732	11,203	11,234
Emerging markets:
Detroit	413	352	771	672
Miami	399	259	718	490
Minneapolis	248	189	470	357
Greater Washington DC Area	345	372	667	424
Seattle (4)	174	2	356	22
Boston (5)	2	—	3	—

Total emerging markets	1,581	1,174	2,985	1,965
Corporate	6,919	5,228	14,425	10,568

Total depreciation and amortization expense	$14,331	$12,134	$28,613	$23,767

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Capital expenditures
Established markets:
Atlanta	$493	$1,222	$922	$2,246
Dallas	634	932	1,391	1,787
Denver	323	593	351	1,497
Houston	326	547	555	1,585
Chicago	242	422	626	781
Los Angeles	920	1,037	1,819	2,837
San Diego	186	500	333	1,075
Newly established markets:
San Francisco Bay Area	320	548	1,432	1,177

Total established markets	3,444	5,801	7,429	12,985
Emerging markets:
Detroit	275	287	427	572
Miami	306	722	689	1,329
Minneapolis	204	296	297	564
Greater Washington DC Area	129	250	349	441
Seattle (4)	199	1,216	783	1,380
Boston (5)	1,038	3	1,824	3

Total emerging markets	2,151	2,774	4,369	4,289
Corporate	9,573	8,311	16,597	16,928

Total capital expenditures	$15,168	$16,886	$28,395	$34,202

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$18,411	$13,803	$36,966	$28,787
Depreciation and amortization	(14,331)	(12,134)	(28,613)	(23,767)
Non-cash share-based compensation	(3,932)	(3,623)	(7,633)	(7,687)
Interest income	1	7	1	25
Interest expense	(64)	(21)	(109)	(110)
Other income, net	117	136	1,654	238
Income tax (expense) benefit	(300)	(374)	(1,325)	367

Net income	$(98)	$(2,206)	$941	$(2,147)

(1)	During the six months ended June 30, 2009, we recognized a revenue benefit of $632 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	During the three and six months ended June 30, 2010, we recognized a reduction to revenue of approximately $607 and $719, respectively, for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(3)	During the three months ended June 30, 2010, we recognized a benefit of approximately $610 to cost of revenue for the Los Angeles, San Diego, and San Francisco Bay Area operating segments for telecommunication cost recoveries. See Triennial Review Remand Order discussion in Note 7.

(4)	We launched service to customers in the Seattle market in the fourth quarter of 2009.

(5)	We recently launched service to customers in the Boston market in the third quarter of 2010.

Note 7. Contingencies

Triennial Review Remand Order

The Federal Communications Commission, or FCC, issued its Triennial Review Remand Order, or TRRO, and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers, or ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed once they pass the applicable back billing period. As of June 30, 2010 and December 31, 2009, respectively, our accrual for TRRO totals $1,676 and $2,044. We recognized additional costs of revenue for TRRO of $128 and $242 during the three and six months ended June 30, 2010, respectively. These amounts were offset by $610 in TRRO-related telecommunication cost recoveries. During the three and six months ended June 30, 2009, respectively, we recognized $352 and $695 as additional cost of revenue related to the implementation of TRRO.

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

Dissolution of Captive Leasing Entities

Effective December 31, 2006, we dissolved and collapsed our captive leasing companies. These entities historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing entities that existed at the time of collapse, are included in Other Accrued Liabilities. Over time, we have adjusted the liabilities related to captive leasing entities for any statutory periods that have expired. For the three and six months ended June 30, 2010, we recorded adjustments to these liabilities that fell into expired statutory periods resulting in a benefit of $117 and $1,654, respectively, to other income, net. Statutory periods will continue to expire through the first quarter of 2011.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of June 30, 2010, there is no litigation pending that is likely to have a material adverse effect on our results of operations and financial condition.

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

Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded operations into 12 additional markets. During the third quarter of 2010 we recently launched our 14th market, Boston. Our current market expansion plan is to continue opening up to three new markets per year, depending on economic conditions, and to establish operations in the 25 largest U.S. markets. The following comprises the service launch dates for current markets and the launch date of our announced future market:

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

We report each geographic market and the Corporate group as individual segments, but plan to aggregate markets with similar economic characteristics for segment disclosure purposes beginning with our annual report on Form 10-K for the year ending December 31, 2010. This aggregation is consistent with the direction toward which we are increasingly moving. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our CODM now spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets.

We decided to transition this aggregation gradually over the duration of this fiscal year because our investors and other financial statement users are accustomed to geographic market level detail and the aggregation represents a significant change in our public reporting practice. The markets subject to aggregation are those that we consider “established” because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. During the transition, our segment disclosure will continue to include individual market data for each geographic market in addition to aggregate data for the established markets as a group. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise shares similar economic characteristics as the other established markets. As of June 30, 2010, the San Francisco market has been re-categorized to the established market grouping due to its achievement of four consecutive fiscal quarters of positive adjusted EBITDA.

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

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

We offer integrated managed communications and IT services through our BeyondVoice packages over high capacity bandwidth connections. Our BeyondVoice packages have historically been essentially a single basic product that we offered in three sizes, depending on the customer’s size and need for bandwidth. In March 2010, we began offering our services through BeyondVoice packages that are designed to address the customer’s business needs rather than the size of the customer. These new BeyondVoice packages are available as an Office Edition or a Mobile Edition and allow customers to personalize their packages over time to meet their needs as their business and technology evolves and our service offering expands. New customers sign up for one of these two packages, and, over time, we expect all of our customer base to migrate to these packages as well. Package pricing under the historical packages increased with size, but the two new packages are priced more closely with the selling price of the smaller package under the old offering. For customers who have higher bandwidth needs, incremental bandwidth is available as an add-on service.

We offer customer promotional incentives in the form of rebates and reimbursements. These rebates and reimbursements, or promotional obligations, may not ultimately be earned and claimed by customers. We refer to these unclaimed amounts as “breakage.” Prior to recording breakage, our promotional obligations are recorded as a reduction of revenue at their maximum amounts due to the lack of sufficient historical experience required to estimate the amount that would ultimately be earned and claimed by customers. We recognize the benefit of changes to these estimated customer promotional obligations once such amounts are reasonably estimable and then periodically adjust the estimated breakage to actual results, which periodically results in a significant change in estimate.

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including lower prices of the new packages introduced in 2010, the decline in customers’ demand for mobile hardware and services, decreased charges for usage above levels of voice minutes included in our packages, and from customers reducing the number of additional lines and services with incremental charges, the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, customers ordering or discontinuing applications with incremental fees, the use of customer incentives employed when needed to be competitive, as well as additional terminating access charges and customer usage and purchase patterns. Customer revenues represented approximately 98.4% and 98.3% of total revenues for the three and six months ended June 30, 2010 as compared to 98.2% for the comparable periods in 2009. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues.

Customer revenues are generated under contracts that run up to three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. Through mid-2007, we maintained average monthly churn rates of approximately 1.0% (we define average monthly churn rate as the average of monthly churn, which is defined for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month). Since that time, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorated economic conditions or its impact on our target of small business customers, as well as increased competition. We cannot predict the duration or magnitude of the currently deteriorated economic environment, but we expect our monthly churn rate will continue to be more than 1.0% for at least as long as the current economic environment persists.

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

Where permitted by regulation, we lease our access circuits on a wholesale basis as unbundled network element (or “UNE”) loops or enhanced extended links or (“EEL”s) as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. Where UNE pricing is not available, we pay special access rates, which may be significantly higher than UNE pricing. We lease loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use EELs when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using loops and half using EELs, and the impact of the TRRO has reduced our usage of the T-1 transport portion of EELs and resulted in the conversion and consolidation of a majority of the previously installed T-1 transports to high capacity DS-3 transport. Our monthly expenses are significantly less when using loops rather than EELs, but loops require us to incur the capital expenditures of central office collocation equipment. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure. In addition, we have begun offering our services using Ethernet in place of T-1 circuits in a small number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers bandwidth at speeds well in excess of T-1 circuits while potentially reducing our ongoing operating expenses. While our plans for Ethernet deployment are not final, we expect to rapidly increase the number of customers served via Ethernet through at least the end of 2011.

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

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	For the Three Months Ended June 30,				Change from Previous Period
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$109,922	98.4%	$100,041	98.2%	$9,881	9.9%
Terminating access revenue	1,831	1.6%	1,796	1.8%	35	1.9%

Total revenue	111,753		101,837		9,916	9.7%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	15,762	14.1%	13,125	12.9%	2,637	20.1%
Other cost of revenue	14,531	13.0%	12,989	12.8%	1,542	11.9%
Mobile cost	6,311	5.6%	9,532	9.4%	(3,221)	(33.8)%
Telecommunications cost recoveries	(1,301)	(1.2)%	(1,181)	(1.2)%	(120)	10.2%

Total cost of revenue	35,303	31.6%	34,465	33.8%	838	2.4%

Gross margin (exclusive of depreciation and amortization):	$76,450	68.4%	$67,372	66.2%	$9,078	13.5%

Customer data:
Customer locations at period end	53,518		46,405		7,113	15.3%

ARPU	$708		$748		$(40)	(5.3)%

Average monthly churn rate	1.4%		1.5%		(0.1)%

	For the Six Months Ended June 30,				Change from Previous Period
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$218,546	98.3%	$196,513	98.2%	$22,033	11.2%
Terminating access revenue	3,722	1.7%	3,584	1.8%	138	3.9%

Total revenue	222,268		200,097		22,171	11.1%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	30,571	13.8%	25,783	12.9%	4,788	18.6%
Other cost of revenue	28,688	12.9%	24,872	12.4%	3,816	15.3%
Mobile cost	14,695	6.6%	17,655	8.8%	(2,960)	(16.8)%
Telecommunications cost recoveries	(2,262)	(1.0)%	(1,966)	(1.0)%	(296)	15.1%

Total cost of revenue	71,692	32.3%	66,344	33.2%	5,348	8.1%

Gross margin (exclusive of depreciation and amortization):	$150,576	67.7%	$133,753	66.8%	$16,823	12.6%

Customer data:
Customer locations at period end	53,518		46,405		7,113	15.3%

ARPU	$714		$751		$(37)	(4.9)%

Average monthly churn rate	1.4%		1.5%		(0.1)%

Revenue. Total revenue increased for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009 primarily due to an increase in the average number of customers. However in comparison to the same periods in 2009, ARPU for the three and six months ended June 30, 2010 declined $40, or 5.3%, and $37, or 4.9%, respectively. The decline in ARPU is primarily due to the lower prices of the new packages introduced in 2010, the decline in customers’ demand for mobile hardware and services, decreased charges for usage above levels of voice minutes included in our packages, and from customers reducing the number of additional lines and services with incremental charges. We believe these declines are related to the effects of the economic recession on customers and increased competitive pressures. This downward pressure has been partially offset by the value delivered through selling additional applications. In addition, we experienced an increase in redemptions of previously issued promotional incentives, which resulted in a reduction to revenue of $0.6 million, or approximately ($4) of ARPU, in the three months ended June 30, 2010 and $0.7 million, or approximately ($2) of ARPU, in the six months ended June 30, 2010. This is compared to an increase to revenue of $0.6 million, or approximately $2 of ARPU, in the six months ended June 30, 2009, related to lower redemptions of previously issued promotional incentives. We believe this change in customer behavior is directly related to the current difficult economic environment that most small business are experiencing.

At this time, we anticipate that ARPU will continue to decline for the reasons noted above; however, we also anticipate that our new service packages will decrease the need for new credits and promotional incentives to customers and allow us greater flexibility to match the value and cost of services provided with the prices charged. While the increase in adoption of applications would tend to improve ARPU, the factors causing ARPU to decline are likely to counteract the favorable impacts of the increased adoption in the near-term. Long-term, we expect to introduce new applications and increase the adoption of existing applications, which we believe will benefit ARPU.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have increased for the three and six month comparison periods due to our customer growth but have slightly declined as a percentage of revenue. These terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth, and possibly decline.

The following comprises the segment contributions to the increase in revenue in the three and six months ended June 30, 2010 as compared to the three and six months ended June 30, 2009:

(Dollar amounts in thousands):

	For the Three Months Ended June 30,				Change from Previous Period
	2010		2009
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Established markets:
Atlanta	$21,355	19.1%	$21,260	20.9%	$95	0.4%
Dallas	18,991	17.0%	18,668	18.3%	323	1.7%
Denver	16,550	14.8%	17,841	17.5%	(1,291)	(7.2)%
Houston	12,463	11.2%	12,598	12.4%	(135)	(1.1)%
Chicago	9,397	8.4%	9,823	9.6%	(426)	(4.3)%
Los Angeles	12,169	10.9%	8,793	8.6%	3,376	38.4%
San Diego	5,218	4.7%	4,487	4.4%	731	16.3%
Newly established markets:
San Francisco Bay Area	4,863	4.4%	2,994	2.9%	1,869	62.4%

Total established markets	101,006	90.4%	96,464	94.7%	4,542	4.7%
Emerging markets:
Detroit	3,198	2.9%	2,280	2.2%	918	40.3%
Miami	3,970	3.6%	2,008	2.0%	1,962	97.7%
Minneapolis	1,702	1.5%	909	0.9%	793	87.2%
Greater Washington, D.C. Area	1,424	1.3%	176	0.2%	1,248	nm
Seattle	453	0.4%	—	nm	453	nm

Total emerging markets	10,747	9.6%	5,373	5.3%	5,374	100.0%

Total Revenue	$111,753		$101,837		$9,916	9.7%

nm – not meaningful

	For the Six Months Ended June 30,				Change from Previous Period
	2010		2009
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Established markets:
Atlanta	$42,796	19.3%	$42,367	21.2%	$429	1.0%
Dallas	38,174	17.2%	37,114	18.5%	1,060	2.9%
Denver	33,568	15.1%	36,019	18.0%	(2,451)	(6.8)%
Houston	25,075	11.3%	24,942	12.5%	133	0.5%
Chicago	19,029	8.6%	19,476	9.7%	(447)	(2.3)%
Los Angeles	23,628	10.6%	16,713	8.4%	6,915	41.4%
San Diego	10,276	4.6%	8,571	4.3%	1,705	19.9%
Newly established markets:
San Francisco Bay Area	9,362	4.2%	5,374	2.7%	3,988	74.2%

Total established markets	201,908	90.8%	190,576	95.2%	11,332	5.9%
Emerging markets:
Detroit	6,214	2.8%	4,334	2.2%	1,880	43.4%
Miami	7,525	3.4%	3,440	1.7%	4,085	118.8%
Minneapolis	3,332	1.5%	1,554	0.8%	1,778	114.4%
Greater Washington, D.C. Area	2,599	1.2%	193	0.1%	2,406	nm
Seattle	690	0.3%	—	nm	690	nm

Total emerging markets	20,360	9.2%	9,521	4.8%	10,839	113.8%

Total Revenue	$222,268		$200,097		$22,171	11.1%

Cost of Revenue. The principal driver of the increase in cost of revenue is customer growth.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to the increase in the number of customers. However, we have experienced increased costs as we have expanded in certain markets with higher access fees, sold additional bandwidth to existing customers, and incurred transitional costs while migrating customers to Ethernet technology.

Mobile-related costs represent the second largest component of cost of revenue. These costs include usage-based charges, monthly recurring base charges, or some combination thereof, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. As a percentage of revenue, mobile service costs benefitted from a reduction in mobile device cost, which is a result of shipping fewer devices at a more favorable average cost per device. The reduction in shipments stems from a lower percentage of new customers electing to include mobile services in their package, due to both a reduction in our use of promotional incentives and the attractiveness of the new BeyondVoice Office Edition package. Additionally, as our overall usage volume has increased, we have been able to achieve more efficient unit costs and expect to scale from these benefits in the future. We also expect to increase the percentage of customers using our mobile service in the future, which will increase shipments of mobile devices and the associated costs.

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

Telecommunication cost recoveries are an ongoing operational activity that fluctuate from quarter to quarter.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

Reclassifications

Reclassifications have been made within Item 2 herein to the three and six months ended June 30, 2009 Selling, General and Administrative and Other Expenses table to classify certain adjustments to liabilities of our former captive leasing entities from Depreciation and amortization to Other income, net. Such reclassifications were made to conform to the current presentation for the three and six months ended June 30, 2010.

	For the Three Months Ended June 30,				Change from Previous Period
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$37,552	33.6%	$34,516	33.9%	$3,036	8.8%
Share-based compensation	3,932	3.5%	3,623	3.6%	309	8.5%
Marketing cost	932	0.8%	965	0.9%	(33)	(3.4)%
Other selling, general and administrative	19,555	17.5%	18,088	17.8%	1,467	8.1%

Total SG&A	$61,971	55.5%	$57,192	56.2%	$4,779	8.4%

Other operating expenses:
Depreciation and amortization	14,331	12.8%	12,134	11.9%	2,197	18.1%

Total other operating expenses	$14,331	12.8%	$12,134	11.9%	$2,197	18.1%

	For the Six Months Ended June 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$73,269	33.0%	$67,943	34.0%	$5,326	7.8%
Share-based compensation	7,633	3.4%	7,687	3.8%	(54)	(0.7)%
Marketing cost	1,915	0.9%	1,494	0.7%	421	28.2%
Other selling, general and administrative	38,426	17.3%	35,529	17.8%	2,897	8.2%

Total SG&A	$121,243	54.5%	$112,653	56.3%	$8,590	7.6%

Other operating expenses:
Depreciation and amortization	28,613	12.9%	23,767	11.9%	4,846	20.4%

Total other operating expenses	$28,613	12.9%	$23,767	11.9%	$4,846	20.4%

Other data:
Employees	1,828		1,691		137	8.1%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009, primarily due to increased employee costs, but decreased as a percentage of revenue due to lower commission payments and cost control measures. Higher employee costs, which include salaries, wages, and benefits, and other compensation paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers.

Marketing costs have increased in amount and as a percent of revenues over the prior six-month period as we have increased our marketing efforts in connection with the introduction of our new BeyondVoice Office and Mobile Edition packages in March 2010. In general, our marketing costs will increase consistent with past practice as we add customers and expand into new markets.

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

Bad debt expense was $2.0 million, or 1.7% of revenues, compared to $2.4 million, or 2.4% of revenues, for the three months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, respectively, bad debt expense was $4.1 million, or 1.8% of revenues, compared to $4.4 million, or 2.2% of revenues. The rate of bad debts and customer churn are closely related; therefore, we generally expect fluctuations in each of these metrics to correlate. Additionally, we have observed improved collection of accounts receivable during the six month period ended June 30, 2010 over the historic periods.

Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to continue to decrease as a percentage of revenue. This trend is also expected when slowing the speed of market expansion, and as more markets achieve positive Adjusted EBITDA results, as experienced in the current periods over the prior periods. Since such costs increase relative to customer growth, however, efficiency gains as a percentage of revenue are adversely impacted by declining ARPU.

Operating Income (Loss)

For the three and six months ended June 30, 2010, our operating income was $0.1 million and $0.7 million compared to operating losses of $2.0 million and $2.7 million for the comparable periods ended June 30, 2009. The growth in our revenue exceeded the increase in our operating expenses over the comparable period, primarily as a result of the revenue growth in our emerging markets. We have nine and eight markets with operating income during the three and six months ended June 30, 2010, respectively, compared to seven markets for the comparable periods ended June 30, 2009.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended June 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$1	0.0%	$7	0.0%	$(6)	(85.7)%
Interest expense	(64)	(0.1)%	(21)	(0.0)%	(43)	nm
Other income, net	117	0.1%	136	0.1%	(19)	(14.0)%
Income tax expense	(300)	(0.3)%	(374)	(0.4)%	74	(19.8)%

Total	$(246)	(0.2)%	$(252)	(0.2)%	$6	nm

	For the Six Months Ended June 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$1	0.0%	$25	0.0%	$(24)	(96.0)%
Interest expense	(109)	(0.0)%	(110)	(0.1)%	1	(0.9)%
Other income, net	1,654	0.7%	238	0.1%	1,416	nm
Income tax (expense) benefit	(1,325)	(0.6)%	367	0.2%	(1,692)	nm

Total	$221	0.1%	$520	0.3%	$(299)	nm

Interest Income. We had insignificant interest income for the three and six month period ended June 30, 2010 based on our decision to shift funds from investment to operating bank accounts because the resulting reduction in bank fees was greater than the amount of investment income we would have earned due to the low rates currently paid on our money market investments.

Interest Expense. The majority of our interest expense for the three and six months ended June 30, 2010 and 2009 relates to commitment fees under our revolving credit facility with our creditor. During three and six months ended June 30, 2010 and 2009, we had no amounts outstanding under our revolving line of credit.

Other income, net. Other income, net relates primarily to adjusting liabilities of our former captive leasing entities upon the expiration of various statutory periods, as discussed in Note 7 to the condensed consolidated financial statements. During the three and six months ended June 30, 2010, respectively, we recognized $0.1 million and $1.7 million of income, compared to $0.1 million and $0.2 million for the comparable periods ended June 30, 2009.

Income Tax (Expense) Benefit. We recognize interim period income tax (expense) benefit by determining an estimated annual effective tax rate and applying this rate to pre-tax income (loss) for the year-to-date period. Our income tax expense for the six months ended June 30, 2010 is based on an estimated annual effective tax rate of 68.8%, before discrete period items. We recorded an income tax expense for the six months ended June 30, 2010 compared to income tax benefit in 2009 because we incurred pre-tax income of $2.3 million in the first two quarters of 2010 compared to a loss before income taxes in the first two quarters of 2009. The income tax expense for 2010 includes state income tax expense that results from states with gross receipts based taxes, which are due regardless of profit levels. These taxes are not dependent upon levels of pre-tax income and have a significant influence on our effective tax rate. As these markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline. Additionally, the 2010 income tax expense reflected amounts associated with share based transactions, which are more fully described in Note 4 of the condensed consolidated financial statements. The amounts recorded in 2010 and 2009 also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.6 million in both 2010 and 2009.

Our net deferred tax assets, after valuation allowance, totaled approximately $9,550 at June 30, 2010 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at June 30, 2010, we will need to generate approximately $25.7 million in pre-tax income between 2010 and 2012, which, management believes is achievable. If we generate less taxable income, we may have to increase our allowance against our net deferred tax asset with a corresponding increase to income tax expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

	For the Six Months Ended June 30,		Change from Previous Period
	2010	2009	Dollars	Percent
Cash Flows:
Provided by operating activities	$39,851	$23,717	$16,134	68.0%
Used in investing activities	(27,922)	(33,422)	5,500	(16.5)%
Used in financing activities	651	584	67	11.5%

Net increase/(decrease) in cash and cash equivalents	$12,580	$(9,121)	$21,701	(237.9)%

Overview. At June 30, 2010, we had cash and cash equivalents of $51.8 million. The available cash and cash equivalents are held in our bank accounts and money market accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government. To date, we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Cash Flows From Operations. Operating cash flows increased primarily from increased revenues along with a higher number of markets that are achieving positive operating cash flows in 2010 and a narrowing of the losses we are incurring in earlier stage markets as they make progress towards profitability. Furthermore as evident in our bad debt expense reduction, collection of accounts receivable has improved in the current year period compared to the prior year period, which is driving $4.4 million of positive cash flow increase over the prior year. We have also experienced cash flow savings from decreasing our inventory purchases as we have a lower percentage of new customers electing to include mobile services in their package. These increased operating cash flows were partially offset by higher annual bonus payments made in the current period as well as cash used in and to support our newer markets that do not yet generate positive cash flows from operations, in addition to those markets we are preparing to launch. Operating cash flows will also fluctuate favorably or unfavorably depending on the timing of significant vendor payments.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment, which fluctuate depending on growth in customers in our existing markets; the timing and number of facility and network additions needed to support our entry into new markets, expand existing markets and upgrade our network; enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers; and increases to the capacity of our data centers as our customer base and the breadth of our product portfolio expand. In addition, we have made initial investments in the deployment of Ethernet technology to reduce operating expenses and enable the provision of higher bandwidth services to our customers, and we expect to increase our Ethernet investment in future periods. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $27.9 million and $33.3 million for six months ended June 30, 2010 and 2009, respectively. This decline relates to the timing of expenditures, rather than a downward trend, although we generally expect capital expenditures to decline as a percentage of revenue in the long-term as capital expenditures invested in early markets yield increasing revenue over time. We also incurred non-cash purchases of property and equipment, primarily related to leasehold improvements, which was $0.5 million and $0.9 million in six months ended June 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities. Cash flows provided by financing activities increased related to activity associated with employee stock option exercises, vesting of restricted shares, and financing cost associated with the third amendment of the credit agreement with Bank of America.

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

Revolving Line of Credit

In addition to the sources of cash noted above, we have a secured revolving line of credit for up to $40.0 million (increased from $25.0 million in March 2010) with Bank of America, of which $38.7 million is available. Availability is reduced due to $1.3 million in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash. There are no current plans to draw down on the line of credit in the near term. This line of credit is available through March 2013 based on the third amendment to the agreement executed in March 2010. As of June 30, 2010, we are not in violation of any financial covenants under the line of credit agreement. The terms of the line of credit are further described in Note 6 of our Consolidated Financial Statements and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009, we consider those that involve a higher degree of judgment and complexity as critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2009 Annual Report on Form 10-K, filed on March 4, 2010, in the “Critical Accounting Policies” section of the MD&A.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At June 30, 2010, all cash and cash equivalents that are held in money market funds invest primarily in short-term U.S. Treasury Obligations and are immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the six months ended June 30, 2010 would have changed by less than $0.1 million. This estimate assumes that the change occurred on the first day of 2010 and that all cash and cash equivalents are held in money market funds. However as of June 30, 2010, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of June 30, 2010, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

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

Date: August 5, 2010

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