Form 10-Q
period 2010-09-30
CBEYOND, INC.
filed 2010-11-04
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-51588

CBEYOND, INC.

(Exact name of registrant as specified in its charter)

Delaware	59-3636526
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

320 Interstate North Parkway, Suite 500
Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 2, 2010
Common Stock, $0.01 par value	30,826,931

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; the risk that the anticipated benefits, growth prospects and synergies expected from our acquisitions may not be fully realized or may take longer to realize than expected; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for the acquired products and technologies; delays, disruptions, costs and challenges associated with integrating acquired companies into our existing business, including changing relationships with customers, employees or suppliers; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; our ability to retain and motivate key employees from the acquired companies; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2009 and any updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K and this report in the sections titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$51,776	$39,267
Accounts receivable, gross	27,417	30,467
Less: Allowance for doubtful accounts	(2,546)	(2,867)

Accounts receivable, net	24,871	27,600
Prepaid expenses	10,664	7,261
Inventory, net	1,406	2,676
Deferred tax asset, net	899	1,426
Other assets	639	1,343

Total current assets	90,255	79,573
Property and equipment, gross	394,636	353,616
Less: Accumulated depreciation and amortization	(256,422)	(216,722)

Property and equipment, net	138,214	136,894
Restricted cash	1,295	1,243
Non-current deferred tax asset, net	8,120	8,331
Other non-current assets	2,432	2,850

Total assets	$240,316	$228,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,199	$12,121
Accrued telecommunications costs	14,909	13,705
Deferred customer revenue	10,115	10,047
Other accrued liabilities	23,441	23,899

Total current liabilities	60,664	59,772
Other non-current liabilities	10,253	10,514
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,514 and 28,973 shares issued and outstanding, respectively	295	290
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	293,793	283,337
Accumulated deficit	(124,689)	(125,022)

Total stockholders’ equity	169,399	158,605

Total liabilities and stockholders’ equity	$240,316	$228,891

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Customer revenue	$111,861	$104,018	$330,407	$300,531
Terminating access revenue	1,595	1,937	5,317	5,521

Total revenue	113,456	105,955	335,724	306,052

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $8,355, $7,910, $25,144 and $22,679, respectively, shown separately below)	36,293	36,024	107,985	102,368
Selling, general and administrative (exclusive of depreciation and amortization of $6,151, $5,349, $17,975 and $14,347, respectively, shown separately below)	63,245	58,803	184,488	171,456
Transaction cost	183	—	183	—
Depreciation and amortization	14,506	13,259	43,119	37,026

Total operating expenses	114,227	108,086	335,775	310,850

Operating loss	(771)	(2,131)	(51)	(4,798)
Other income (expense):
Interest income	—	2	1	27
Interest expense	(85)	(41)	(194)	(151)
Other income, net	105	16	1,759	254

(Loss) income before income taxes	(751)	(2,154)	1,515	(4,668)
Income tax benefit (expense)	143	1,156	(1,182)	1,523

Net (loss) income	$(608)	$(998)	$333	$(3,145)

Net (loss) income per common share:
Basic	$(0.02)	$(0.03)	$0.01	$(0.11)

Diluted	$(0.02)	$(0.03)	$0.01	$(0.11)

Weighted average common shares outstanding:
Basic	29,496	28,918	29,308	28,681
Diluted	29,496	28,918	30,319	28,681

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2009	28,973	$290	$283,337	$(125,022)	$158,605
Exercise of stock options	205	2	1,810	—	1,812
Issuance of employee benefit plan stock	83	1	146	—	147
Share-based compensation from options to employees	—	—	3,396	—	3,396
Share-based compensation from restricted shares to employees	—	—	6,398	—	6,398
Share-based compensation for non-employees	—	—	121	—	121
Vesting of restricted shares	340	3	(3)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(87)	(1)	(1,125)	—	(1,126)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(287)	—	(287)
Net income	—	—	—	333	333

Balance at September 30, 2010	29,514	$295	$293,793	$(124,689)	$169,399

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
Operating Activities:
Net income (loss)	$333	$(3,145)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,119	37,026
Deferred taxes	738	(2,431)
Provision for doubtful accounts	5,839	6,608
Other non-cash income, net	(1,759)	(254)
Non-cash share-based compensation	11,675	11,849
Excess tax benefit relating to share-based payments	—	(72)
Changes in operating assets and liabilities:
Accounts receivable	(3,110)	(9,233)
Inventory	1,270	702
Prepaid expenses and other current assets	(2,699)	(2,662)
Other assets	612	(306)
Accounts payable	78	981
Other liabilities	(113)	1,367

Net cash provided by operating activities	55,983	40,430
Investing Activities:
Purchases of property and equipment	(43,914)	(46,426)
Increase in restricted cash	(52)	(79)

Net cash used in investing activities	(43,966)	(46,505)
Financing Activities:
Taxes paid on vested restricted shares	(1,126)	(777)
Financing issuance costs	(194)	—
Excess tax benefit relating to share-based payments	—	72
Proceeds from exercise of stock options	1,812	1,130

Net cash provided by financing activities	492	425

Net increase (decrease) in cash and cash equivalents	12,509	(5,650)
Cash and cash equivalents at beginning of period	39,267	36,975

Cash and cash equivalents at end of period	$51,776	$31,325

Supplemental disclosure:
Interest paid	$138	$98
Income taxes paid	$891	$1,396
Non-cash purchases of property and equipment	$525	$1,162

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed communications and information technology, or IT, service provider, incorporated on March 28, 2000 in Delaware for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of September 30, 2010, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. Area, Seattle and Boston.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Basic and Diluted Net (Loss) Income per Share

We calculate basic (loss) income per share by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Our diluted (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the period. For the three months ended September 30, 2010 and the three and nine months ended September 30, 2009, we reported a net loss and, accordingly, we did not consider the effects of dilutive securities because the effect is antidilutive. To the extent any common equivalent shares from stock options and other common stock equivalents are antidilutive, they are excluded from the computation of dilutive income per share.

The following table summarizes our basic and diluted income per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net (loss) income	$(608)	$(998)	$333	$(3,145)

Basic weighted average common shares outstanding	29,496	28,918	29,308	28,681
Effect of dilutive securities	—	—	1,011	—

Diluted weighted average common shares outstanding	29,496	28,918	30,319	28,681

Basic (loss) income per common share	$(0.02)	$(0.03)	$0.01	$(0.11)
Diluted (loss) income per common share	$(0.02)	$(0.03)	$0.01	$(0.11)

Securities that were not included in the diluted net income per share calculations because they were antidilutive, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Anti-dilutive shares	5,263	4,927	2,251	4,998

Reclassifications

We reclassified certain amounts in our prior year condensed consolidated financial statements to conform to our current year presentation. The reclassification includes the following:

•

For the three and nine months ended September 30, 2009, in our Condensed Consolidated Statement of Operations, we have reclassified and increased our non-operating other income, net by $83 and $293, respectively, to reflect amounts previously classified as depreciation and amortization.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Accounting Standard Update (ASU) 2009-13, Revenue Arrangements with Multiple Deliverables (currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25). This update provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This update is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We plan to adopt this pronouncement with our fiscal year beginning January 1, 2011 and are currently evaluating the impact of adopting this pronouncement on our financial statements, although we do not expect a material impact from this adoption.

Note 3. Share-Based Compensation Plans

We maintain a share-based compensation plan (the “Incentive Plan”) that permits the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as “share-based awards.” Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Compensation expense related to share-based awards for the three and nine months ended September 30, 2010 totaled $4,042 and $11,675, respectively, and for the three and nine months ended September 30, 2009, totaled $4,162 and $11,849, respectively. As of September 30, 2010, we had 664 share-based awards available for future grant.

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

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2010	3,894	1,126
Granted	221	771
Stock options exercised (A)	(205)	—
Restricted stock vested (B)	—	(340)
Forfeited or cancelled	(126)	(247)
Stock options expired	(1)	—

Outstanding, September 30, 2010	3,783	1,310

Options exercisable, September 30, 2010	3,000	—

(A)	The total intrinsic value of options exercised during the nine months ended September 30, 2010 was $1,269.

(B)	The fair value of restricted shares that vested during the nine months ended September 30, 2010 was $4,473.

On February 12, 2010, we cancelled 190 restricted shares whose vesting depended upon meeting certain minimum annual adjusted EBITDA levels by 2010 and 2012. During the second quarter of 2009, we determined that achieving the performance criteria necessary for these awards to vest was not probable and reversed $219 in expense recognized during the first quarter of 2009. On February 25, 2010, the affected executives were granted 160 shares of restricted stock that vest in 50% increments in February 2011 and 2012. The shares were issued at a total grant-date fair value of $2,032. We recognized $248 and $563 of share-based compensation expense from these awards during the three and nine months ended September 30, 2010, respectively.

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were used to estimate the grant date fair value of options granted during the nine months ended September 30, 2010 and 2009. No options were granted during the three months ended September 30, 2010.

	Nine Months Ended September 30,
	2010	2009
Grant date fair value	$7.07	$7.82
Expected dividend yield	0.0%	0.0%
Expected volatility	56.5%	58.1%
Risk-free interest rate	2.5%	1.9%
Expected multiple of share price to exercise price upon exercise	2.2	2.3
Post vest cancellation rate	2.8%	5.7%

As of September 30, 2010, we had $5,120 and $14,638 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which is expected to be recognized over a weighted average period of 0.8 and 1.4 years, respectively.

We also have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the “Plan”) at the end of each Plan year (December 31). The number of shares to be contributed is variable based on the share price on the last day of the Plan year when the obligation becomes fixed and payable. Based on the September 30, 2010 share price, 136 shares are required to satisfy the $1,749 obligation as of September 30, 2010, assuming all participants were fully vested as of September 30, 2010. The ultimate number of shares relating to the obligation at September 30, 2010 will be higher or lower depending on whether the share price on December 31, 2010 has decreased or increased from the September 30, 2010 share price. In addition, the shares that will be issued December 31, 2010 will increase relating to further obligations accruing from September 30, 2010 to December 31, 2010. During the three and nine months ended September 30, 2010, we recognized $579 and $1,685, respectively, of share-based compensation expense related to the Plan as compared to $642 and $1,818 for the three and nine months ended September 30, 2009.

Note 4. Income Taxes

The following table summarizes significant components of our income tax rate and our effective tax rate for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010		2009
Federal income tax expense (benefit) at statutory rate	$530	35.0%	$(1,633)	(35.0)%
State income tax expense, net of federal effect	383	25.2%	519	11.1%
Nondeductible expenses	148	9.8%	307	6.6%

Estimated annual effective tax rate		70.0%		(17.3)%
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	802	52.9%	265	5.7%
Change in valuation allowance	(612)	(40.4)%	(578)	(12.4)%
Provision to return to adjustment	(69)	(4.5)%	(197)	(4.2)%
State tax credits, net of federal tax benefit	—	—	(206)	(4.4)%

Total	$1,182	78.0%	$(1,523)	(32.6)%

We typically recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and then apply this rate to the pre-tax income (loss) for the year-to-date period, which is the approach utilized when a reliable estimate of the annual effective tax rate can be made. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income. This volatility in the annual rate arises due to expecting a low amount of full year income relative to those taxes we pay that do not fluctuate with income levels, such as the Texas Margin Tax. Accordingly, we recognized interim period tax expense (benefit) through September 30, 2010 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense (benefit), as well as reduces the impact that future income variances will have on the accuracy of this amount.

State income tax expense results primarily from gross receipts based taxes for Texas and, to a lesser extent, Michigan. These taxes are not dependent upon levels of pre-tax income and, as noted above, have a significant influence on our effective tax rate. As these markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline.

In addition, our 2010 and 2009 income tax expenses include the effects of certain transactions that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the nine months ended September 30, 2010 and 2009, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $1,112 and $578 (in 2010 and 2009, respectively) relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. In addition, a portion of our valuation allowance against other deferred tax assets was no longer required and was reduced in both periods as an income tax benefit. A discrete event was also recognized to adjust our estimated income tax provision to the final amounts reported on our income tax filing, which resulted in a benefit to income tax expense of $69 during the nine months ended September 30, 2010. The majority of this benefit related to additional California enterprise zone credits that were generated in 2009.

Our net deferred tax assets, after valuation allowance, totaled approximately $9,019 at September 30, 2010 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at September 30, 2010, we will need to generate approximately $25,000 in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income or generate cumulative pre-tax losses in recent years, which are reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Note 5. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	September 30, 2010	December 31, 2009
Accrued bonus	$7,881	$8,740
Accrued other compensation and benefits	4,006	1,631
Accrued sales taxes	1,359	3,137
Accrued other taxes	4,340	4,958
Accrued promotions	1,415	1,699
Deferred rent	10,731	11,260
Other accrued expenses	3,962	2,988

Current and non-current other accrued liabilities	33,694	34,413
Less:
Other non-current liabilities	1,266	914
Non-current portion of deferred rent	8,987	9,600

Total current portion of other accrued liabilities	$23,441	$23,899

Note 6. Segment Information

We report each geographic market and the Corporate group as individual segments, but we plan to aggregate markets with similar economic characteristics for segment disclosure purposes beginning with our annual report on Form 10-K for the year ended December 31, 2010. This aggregation is consistent with the direction toward which we are increasingly moving. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our chief operating decision maker (“CODM”) now spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets.

We decided to transition this aggregation gradually over the duration of this fiscal year because our investors and other financial statement users are accustomed to geographic market level detail and the aggregation represents a significant change in our public reporting practice. The markets subject to aggregation are those that we consider “established” because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. During the transition, our segment disclosure will continue to include individual market data for each geographic market in addition to aggregate data for the established markets as a group. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise sharing similar economic characteristics as the other established markets. As of September 30, 2010, the Detroit market has been re-categorized to the established market grouping due to its achievement of four consecutive fiscal quarters of positive adjusted EBITDA. The San Francisco market was re-categorized as of June 30, 2010 for its achievement of the aforementioned operating performance levels.

At September 30, 2010, our operating segments were geographic and included metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington DC Area, Seattle and Boston. The operating results and capital expenditures from the operating segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

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

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, gain or loss on asset dispositions and non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by our CODM to assess and evaluate the performance of the business and our operating segments, both on a consolidated and on an individual basis.

The tables below present information about our operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Established markets:
Atlanta	$21,183	$21,539	$63,979	$63,906
Dallas	18,946	19,010	57,120	56,124
Denver	15,947	17,733	49,515	53,752
Houston	12,425	12,692	37,500	37,634
Chicago	9,464	9,943	28,493	29,419
Los Angeles	12,923	9,861	36,551	26,574
San Diego	5,191	4,805	15,467	13,376
Newly established markets:
Detroit	3,463	2,546	9,677	6,880
San Francisco Bay Area	5,192	3,544	14,554	8,918

Total established markets	104,734	101,673	312,856	296,583
Emerging markets:
Miami	4,360	2,545	11,885	5,985
Minneapolis	1,863	1,188	5,195	2,742
Greater Washington DC Area	1,722	539	4,321	732
Seattle (4)	769	10	1,459	10
Boston (5)	8	—	8	—

Total emerging markets	8,722	4,282	22,868	9,469

Total revenues (1) (2)	$113,456	$105,955	$335,724	$306,052

Adjusted EBITDA
Established markets:
Atlanta	$11,754	$11,531	$35,799	$34,650
Dallas	9,930	9,508	29,426	28,052
Denver (3)	8,225	9,336	25,830	27,929
Houston	5,942	5,797	18,003	17,192
Chicago	3,463	3,706	11,097	11,183
Los Angeles (3)	4,248	2,517	12,313	6,048
San Diego (3)	1,884	1,040	5,503	2,411
Newly established markets:
Detroit	736	(175)	1,320	(900)
San Francisco Bay Area (3)	1,469	60	3,280	(1,231)

Total established markets	47,651	43,320	142,571	125,334
Emerging markets:
Miami	(151)	(1,013)	(574)	(3,817)
Minneapolis	(166)	(969)	(823)	(3,154)
Greater Washington DC Area	(1,008)	(1,445)	(3,327)	(4,067)
Seattle (4)	(1,333)	(694)	(3,802)	(808)
Boston (5)	(994)	—	(1,553)	—

Total emerging markets	(3,652)	(4,121)	(10,079)	(11,846)
Corporate	(26,039)	(23,909)	(77,566)	(69,411)

Total adjusted EBITDA	$17,960	$15,290	$54,926	$44,077

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income (loss)
Established markets:
Atlanta	$10,668	$10,375	$32,577	$31,299
Dallas	8,809	8,607	26,463	25,367
Denver (3)	7,458	8,553	23,606	25,601
Houston	5,261	5,074	16,140	14,978
Chicago	2,871	2,898	9,247	8,737
Los Angeles (3)	3,307	1,650	9,573	3,732
San Diego (3)	1,441	580	4,176	1,120
Newly established markets:
Detroit	342	(564)	131	(1,998)
San Francisco Bay Area (3)	935	(379)	1,724	(2,395)

Total established markets	41,092	36,794	123,637	106,441
Emerging markets:
Miami	(576)	(1,264)	(1,757)	(4,596)
Minneapolis	(431)	(1,196)	(1,581)	(3,763)
Greater Washington DC Area	(1,368)	(1,733)	(4,376)	(4,810)
Seattle (4)	(1,549)	(705)	(4,389)	(849)
Boston (5)	(1,042)	—	(1,609)	—

Total emerging markets	(4,966)	(4,898)	(13,712)	(14,018)
Corporate	(36,897)	(34,027)	(109,976)	(97,221)

Total operating income (loss)	$(771)	$(2,131)	$(51)	$(4,798)

Depreciation and amortization expense
Established markets:
Atlanta	$1,054	$1,110	$3,129	$3,233
Dallas	1,092	865	2,884	2,592
Denver	740	752	2,147	2,241
Houston	657	695	1,797	2,131
Chicago	571	792	1,794	2,382
Los Angeles	894	823	2,610	2,211
San Diego	432	442	1,291	1,235
Newly established markets:
Detroit	378	371	1,149	1,043
San Francisco Bay Area	520	419	1,511	1,107

Total established markets	6,338	6,269	18,312	18,175
Emerging markets:
Miami	405	228	1,123	718
Minneapolis	251	212	721	569
Greater Washington DC Area	351	276	1,018	700
Seattle (4)	206	7	562	29
Boston (5)	44	—	47	—

Total emerging markets	1,257	723	3,471	2,016
Corporate	6,911	6,267	21,336	16,835

Total depreciation and amortization expense	$14,506	$13,259	$43,119	$37,026

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Capital expenditures
Established markets:
Atlanta	$517	$732	$1,439	$2,978
Dallas	1,697	440	3,088	2,227
Denver	876	317	1,227	1,814
Houston	961	600	1,516	2,185
Chicago	599	585	1,225	1,366
Los Angeles	1,431	929	3,250	3,766
San Diego	383	444	716	1,519
Newly established markets:
Detroit	131	282	558	854
San Francisco Bay Area	450	446	1,882	1,623

Total established markets	7,045	4,775	14,901	18,332
Emerging markets:
Miami	484	534	1,173	1,863
Minneapolis	253	360	550	924
Greater Washington DC Area	233	242	582	683
Seattle (4)	213	1,306	996	2,686
Boston (5)	39	139	1,863	142

Total emerging markets	1,222	2,581	5,164	6,298
Corporate	7,777	6,030	24,374	22,958

Total capital expenditures	$16,044	$13,386	$44,439	$47,588

Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$17,960	$15,290	$54,926	$44,077
Depreciation and amortization	(14,506)	(13,259)	(43,119)	(37,026)
Non-cash share-based compensation	(4,042)	(4,162)	(11,675)	(11,849)
Transaction costs	(183)	—	(183)	—
Interest income	—	2	1	27
Interest expense	(85)	(41)	(194)	(151)
Other income, net	105	16	1,759	254
Income tax (expense) benefit	143	1,156	(1,182)	1,523

Net (loss) income	$(608)	$(998)	$333	$(3,145)

(1)	During the nine months ended September 30, 2009, we recognized a revenue benefit of $632 for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	During the three and nine months ended September 30, 2010, we recognized a reduction to revenue of approximately $127 and $846, respectively, for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(3)	During the nine months ended September 30, 2010, we recognized a benefit of approximately $724 to cost of revenue for the Los Angeles, San Diego, San Francisco Bay Area, and Denver operating segments for telecommunication cost recoveries. See Triennial Review Remand Order discussion in Note 7.

(4)	We launched service to customers in the Seattle market in the fourth quarter of 2009.

(5)	We launched service to customers in the Boston market in the third quarter of 2010.

Note 7. Contingencies

Triennial Review Remand Order

The Federal Communications Commission, or FCC, issued its Triennial Review Remand Order, or TRRO, and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers, or ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed once they pass the applicable back billing period. As of September 30, 2010 and December 31, 2009, respectively, our accrual for TRRO totals $1,614 and $2,044. We recognized additional costs of revenue for TRRO of $52 and $294 during the three and nine months ended September 30, 2010, respectively. These amounts were offset by $114 and $724 in TRRO-related telecommunication cost recoveries (see footnote 3 to Note 6) during the respective periods. During the three and nine months ended September 30, 2009, respectively, we recognized $329 and $1,024 as additional cost of revenue related to the implementation of TRRO.

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

Dissolution of Captive Leasing Entities

Effective December 31, 2006, we dissolved and collapsed our captive leasing companies. These entities historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these entities. In connection with the dissolution, a final accounting of all activity under the leasing entities was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing entities that existed at the time of collapse, are included in Other Accrued Liabilities. Over time, we have adjusted the liabilities related to captive leasing entities for any statutory periods that have expired. For the three and nine months ended September 30, 2010, we recorded adjustments to these liabilities that fell into expired statutory periods resulting in a benefit of $105 and $1,759, respectively, to other income, net. Statutory periods will continue to expire through the first quarter of 2011.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of September 30, 2010, there is no litigation pending that is likely to have a material adverse effect on our results of operations and financial condition.

Note 8. Subsequent Events

On November 3, 2010, we acquired substantially all of the net assets of privately-held MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively known as “MaximumASP”) for total cash consideration of approximately $36,000. MaximumASP is a cloud server and dedicated hosting provider that delivers its services over the Internet (in “the cloud”) to small and mid-market business customers throughout the world. The purchase consideration is also inclusive of contingent cash consideration that will be remitted, to the extent earned, to the shareholders of MaximumASP no later than March 2012. This contingent consideration equates to approximately 15% of the aggregate purchase consideration and will be based on achieving a revenue target for calendar year 2011. The final purchase price is dependent on the achievement of this performance target and the finalization of closing working capital acquired, as well as the final valuation of the acquired assets and liabilities.

On October 29, 2010, we acquired 100% of the outstanding voting stock of privately-held Aretta Communications, Inc. (“Aretta”) for total cash consideration of approximately $4,000. Aretta offers a cloud server-based private branch exchange (or “PBX”) solution to small businesses throughout the world. The purchase consideration is also inclusive of contingent cash consideration that will be remitted, to the extent earned, to the former shareholders of Aretta no later than March 2012 based on achieving a revenue target for calendar year 2011 and certain product development milestones occurring within twelve months of the acquisition date. The contingent consideration equates to approximately 40% of the aggregate purchase consideration. The final purchase price is dependent on the achievement of these performance targets and the finalization of closing working capital acquired, as well as the final valuation of the acquired assets and liabilities.

We will account for the above acquisitions as business combinations, and as such, allocate fair value to tangible and intangible assets acquired. However, this allocation is not yet performed at the time of this filing as the valuation procedures involved are not yet practicable to complete. We will estimate the fair value of the contingent consideration obligations as of the respective acquisition dates and any changes in the estimated value of the contingent consideration prior to their finalization will be recognized in net income. All transaction costs associated with the acquisitions are charged to expense as incurred. For the three and nine months ended September 30, 2010, we incurred $183 in total transaction-related costs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this periodic report and our Annual Report on Form 10-K. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. See “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this report. In this report, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond”.

Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded operations into 13 additional markets. During the third quarter of 2010 we launched our 14th market, Boston. As a result of our recent acquisitions (see Note 8 to the condensed consolidated financial statements) and our ongoing Ethernet conversion project (see “Cost of Revenue” section) being implemented throughout our markets, we currently have no plans to expand our operations into any additional markets during 2011. We anticipate resuming our market expansion plan of opening new markets beginning in 2012, depending on economic conditions, and establishing operations in the 25 largest U.S. markets. The following comprises the service launch dates for our current markets:

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

We report each geographic market and the Corporate group as individual segments, but we plan to aggregate markets with similar economic characteristics for segment disclosure purposes beginning with our annual report on Form 10-K for the year ending December 31, 2010. This aggregation is consistent with the direction toward which we are increasingly moving. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our CODM now spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets.

We decided to transition this aggregation gradually over the duration of this fiscal year because our investors and other financial statement users are accustomed to geographic market level detail and the aggregation represents a significant change in our public reporting practice. The markets subject to aggregation are those that we consider “established” because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. During the transition, our segment disclosure will continue to include individual market data for each geographic market in addition to aggregate data for the established markets as a group. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise sharing similar economic characteristics as the other established markets. As of September 30, 2010, the Detroit market has been re-categorized to the established market grouping due to its achievement of four consecutive fiscal quarters of positive adjusted EBITDA. The San Francisco market was re-categorized as of June 30, 2010 for its achievement of the aforementioned operating performance levels.

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a geographic segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

We offer integrated managed communications and IT services through our BeyondVoice packages over high capacity bandwidth connections. Our BeyondVoice packages have historically been essentially a single basic product that we offered in three sizes, depending on the customer’s size and need for bandwidth. In March 2010, we began offering our services through BeyondVoice packages that are designed to address the customer’s business needs rather than the size of the customer. Based on our experience since the introduction of these new packages, we made modifications to the packages beginning in November 2010, which changes the mix of base lines included in the package and the options for domestic long distance minutes. We believe that these changes will result in a higher effective ARPU for customers using the new packages than has been the case since their introduction. These new BeyondVoice packages are available as an Office Edition or a Mobile Edition and allow customers to personalize their packages over time to meet their needs as their business and technology evolves and our service offering expands. New customers sign up for one of these two packages, and, over time, we expect all of our customer base to migrate to these packages as well. Package pricing under the historical packages increased with size, but the two new packages are priced more closely with the selling price of the smaller package under the old offering. For customers who have higher bandwidth needs, incremental bandwidth is available as an add-on service.

In addition to our core Office Edition and Mobile Edition packages, through our recent acquisitions we expect to significantly expand the applications and other offerings we deliver via the cloud, most notably by adding virtual and dedicated servers and cloud private branch exchange (or “PBX”) services to the suite of products available to our customer base. In addition, our recent acquisitions bring customers and distribution channels not limited to our traditional geographically concentrated markets. We expect to make our historic cloud-based services, such as virtual receptionist, hosted Microsoft Exchange, and secure desktop, available through these channels over time as we integrate the acquired operations. We believe the expansion of our product offering allows us to greatly extend the breadth of services we can deliver to our customers via the web, thus further minimizing or eliminating the need for our customers to invest in complex IT infrastructure and resources while increasing our wallet share opportunity and improving our value proposition. As we continue to focus on and expand our IT services utilizing the cloud, we expect to expand our addressable customer market and provide more innovative technology to new and existing customers.

We believe that these acquisitions provide significant growth opportunities, leverage our existing channels of distribution, and expand our innovative technology and expertise. We anticipate the following benefits to our business:

•	Entry into a large, high growth cloud services market,

•	Expansion of product portfolio into IT services highly relevant to small businesses,

•	Broad geographic opportunity outside Cbeyond’s existing 14-city footprint,

•	New web distribution and private label reseller channels,

•	Significant cross-selling and up-selling opportunities with potential positive impact on the average revenue per customer location (ARPU) of Cbeyond’s current customers,

•	Opportunity to sell Cbeyond’s existing cloud services via the acquired online platform in the future,

•	Attractive customer economic model based on server virtualization,

•	New efficient and scalable owned 33,000 square foot data center,

•	And extensible platform to provide additional software and infrastructure-as-a-service offerings.

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

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including lower prices of the new packages introduced in 2010, the decline in customers’ demand for mobile hardware and services, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, customers ordering or discontinuing applications with incremental fees, the use of customer incentives employed when needed to be competitive, as well as additional terminating access charges and customer usage and purchase patterns. Customer revenues represented approximately 98.6% and 98.4% of total revenues for the three and nine months ended September 30, 2010 as compared to 98.2% for the comparable periods in 2009. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues.

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

Where permitted by regulation, we lease our access circuits on a wholesale basis as unbundled network element (or “UNE”) loops or enhanced extended links (or “EEL”s) as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. Where UNE pricing is not available, we pay special access rates, which may be significantly higher than UNE pricing. We lease loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use EELs when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using loops and half using EELs, and the impact of the TRRO has reduced our usage of the T-1 transport portion of EELs and resulted in the conversion and consolidation of a majority of the previously installed T-1 transports to high capacity DS-3 transport. Our monthly expenses are significantly less when using loops rather than EELs, but loops require us to incur the capital expenditures of central office collocation equipment. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

In addition, we have begun offering our services using Ethernet in place of T-1 circuits in a small number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers bandwidth at speeds well in excess of T-1 circuits while potentially reducing our ongoing operating expenses. While our plans for Ethernet deployment are not final, we expect to rapidly increase the number of customers served via Ethernet beginning in the first quarter of 2011. We currently serve just under 2% of our customers with Ethernet but are ramping up our capabilities to process conversions to Ethernet and expect to have converted at least one-third of our customer base by early 2012. We expect to incur capital expenditures of up to $25 million through 2012 associated with the Ethernet conversions and expect to achieve significant access cost savings over time.

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

We routinely receive telecommunication cost recoveries from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors as noted above that impact the amount and timing of telecommunication cost recoveries, estimating the ultimate outcome of these situations is uncertain. Accordingly, we recognize telecommunication cost recoveries as offsets to cost of revenue when the ultimate resolution and amount are known and verifiable. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

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

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	For the Three Months Ended September 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$111,861	98.6%	$104,018	98.2%	$7,843	7.5%
Terminating access revenue	1,595	1.4%	1,937	1.8%	(342)	(17.7)%

Total revenue	113,456		105,955		7,501	7.1%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	16,723	14.7%	13,805	13.0%	2,918	21.1%
Other cost of revenue	15,251	13.4%	13,354	12.6%	1,897	14.2%
Mobile cost	6,095	5.4%	9,576	9.0%	(3,481)	(36.4)%
Telecommunications cost recoveries	(1,776)	(1.6)%	(711)	(0.7)%	(1,065)	149.8%

Total cost of revenue	36,293	32.0%	36,024	34.0%	269	0.7%

Gross margin (exclusive of depreciation and amortization):	$77,163	68.0%	$69,931	66.0%	$7,232	10.3%

Customer data:
Customer locations at period end	55,240		48,580		6,660	13.7%

ARPU	$695		$744		$(49)	(6.6)%

Average monthly churn rate	1.4%		1.4%		(0.0)%

	For the Nine Months Ended September 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$330,407	98.4%	$300,531	98.2%	$29,876	9.9%
Terminating access revenue	5,317	1.6%	5,521	1.8%	(204)	(3.7)%

Total revenue	335,724		306,052		29,672	9.7%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	47,294	14.1%	39,588	12.9%	7,706	19.5%
Other cost of revenue	43,939	13.1%	38,226	12.5%	5,713	14.9%
Mobile cost	20,790	6.2%	27,231	8.9%	(6,441)	(23.7)%
Telecommunications cost recoveries	(4,038)	(1.2)%	(2,677)	(0.9)%	(1,361)	50.8%

Total cost of revenue	107,985	32.2%	102,368	33.4%	5,617	5.5%

Gross margin (exclusive of depreciation and amortization):	$227,739	67.8%	$203,684	66.6%	$24,055	11.8%

Customer data:
Customer locations at period end	55,240		48,580		6,660	13.7%

ARPU	$708		$747		$(39)	(5.2)%

Average monthly churn rate	1.4%		1.5%		(0.1)%

Revenue. Total revenue increased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009 primarily due to an increase in the average number of customers. However in comparison to the same periods in 2009, ARPU for the three and nine months ended September 30, 2010 declined $49, or 6.6%, and $39, or 5.2%, respectively. The decline in ARPU is primarily due to the lower prices of the new packages introduced in 2010, the decline in customers’ demand for mobile hardware and services, decreased charges for usage above levels of voice minutes included in our packages, and from customers reducing the number of additional lines and services with incremental charges. We believe these declines are related to the effects of the economic recession on customers and increased competitive pressures. This downward pressure has been partially offset by the value delivered through selling additional applications. In addition, we experienced an increase in redemptions of previously issued promotional incentives, which resulted in a reduction to revenue of $0.1 million, or approximately ($1) of ARPU, in the three months ended September 30, 2010 and $0.8 million, or approximately ($2) of ARPU, in the nine months ended September 30, 2010. This is compared to an increase to revenue of $0.6 million, or approximately $2 of ARPU, in the nine months ended September 30, 2009, related to lower redemptions of previously issued promotional incentives. We believe this change in customer behavior is directly related to the current difficult economic environment that most small business are experiencing.

At this time, we anticipate that ARPU will continue to decline for the reasons noted above; however, we also anticipate that our new service packages will decrease the need for new credits and promotional incentives to customers and allow us greater flexibility to match the value and cost of services provided with the prices charged. While the increase in adoption of applications would tend to improve ARPU, the factors causing ARPU to decline are likely to counteract the favorable impacts of the increased adoption in the near-term. Long-term, we expect to introduce new applications, offer more cloud-based IT services, and increase the adoption of existing applications, which we believe will benefit ARPU.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have declined for the three and nine month comparison periods by approximately $0.3 million primarily due to a billing dispute filed by a major carrier during the three months ended September 30, 2010. As we continue to evaluate the dispute and pursue a resolution, we are no longer recognizing the access charge revenue associated with this carrier due to the uncertainty of collectibility. Terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth and possibly decline if we are unable to reach a favorable resolution regarding the aforementioned dispute or are presented with other billing disputes.

The following comprises the segment contributions to the increase in revenue in the three and nine months ended September 30, 2010 as compared to the three and nine months ended September 30, 2009:

(Dollar amounts in thousands):

	For the Three Months Ended September 30,
	2010		2009		Change from Previous Period
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Established markets:
Atlanta	$21,183	18.7%	$21,539	20.3%	$(356)	(1.7)%
Dallas	18,946	16.7%	19,010	17.9%	(64)	(0.3)%
Denver	15,947	14.1%	17,733	16.7%	(1,786)	(10.1)%
Houston	12,425	11.0%	12,692	12.0%	(267)	(2.1)%
Chicago	9,464	8.3%	9,943	9.4%	(479)	(4.8)%
Los Angeles	12,923	11.4%	9,861	9.3%	3,062	31.1%
San Diego	5,191	4.6%	4,805	4.5%	386	8.0%
Newly established markets:
Detroit	3,463	3.1%	2,546	2.4%	917	36.0%
San Francisco Bay Area	5,192	4.6%	3,544	3.3%	1,648	46.5%

Total established markets	104,734	92.3%	101,673	96.0%	3,061	3.0%
Emerging markets:
Miami	4,360	3.8%	2,545	2.4%	1,815	71.3%
Minneapolis	1,863	1.6%	1,188	1.1%	675	56.8%
Greater Washington, D.C. Area	1,722	1.5%	539	0.5%	1,183	nm
Seattle	769	0.7%	10	nm	759	nm
Boston	8	nm	—	nm	8	nm

Total emerging markets	8,722	7.7%	4,282	4.0%	4,440	103.7%

Total Revenue	$113,456		$105,955		$7,501	7.1%

nm – not meaningful

	For the Nine Months Ended September 30,
	2010		2009		Change from Previous Period
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Established markets:
Atlanta	$63,979	19.1%	$63,906	20.9%	$73	0.1%
Dallas	57,120	17.0%	56,124	18.3%	996	1.8%
Denver	49,515	14.7%	53,752	17.6%	(4,237)	(7.9)%
Houston	37,500	11.2%	37,634	12.3%	(134)	(0.4)%
Chicago	28,493	8.5%	29,419	9.6%	(926)	(3.1)%
Los Angeles	36,551	10.9%	26,574	8.7%	9,977	37.5%
San Diego	15,467	4.6%	13,376	4.4%	2,091	15.6%
Newly established markets:
Detroit	9,677	2.9%	6,880	2.2%	2,797	40.7%
San Francisco Bay Area	14,554	4.3%	8,918	2.9%	5,636	63.2%

Total established markets	312,856	93.2%	296,583	96.9%	16,273	5.5%
Emerging markets:
Miami	11,885	3.5%	5,985	2.0%	5,900	98.6%
Minneapolis	5,195	1.5%	2,742	0.9%	2,453	89.5%
Greater Washington, D.C. Area	4,321	1.3%	732	0.2%	3,589	nm
Seattle	1,459	0.4%	10	nm	1,449	nm
Boston	8	nm	—	nm	8	nm

Total emerging markets	22,868	6.8%	9,469	3.1%	13,399	141.5%

Total Revenue	$335,724		$306,052		$29,672	9.7%

Cost of Revenue. The principal driver of the overall increase in cost of revenue is customer growth, reduced by mobile-related cost savings and beneficial telecommunication cost recoveries.

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

Mobile-related costs represent the second largest single component of cost of revenue. As a percentage of revenue, mobile service costs benefitted from a reduction in mobile device cost, which is a result of shipping fewer devices at a more favorable average cost per device. The reduction in shipments stems from a lower percentage of new customers electing to include mobile services in their package, due to both a reduction in our use of promotional incentives and the attractiveness of the new BeyondVoice Office Edition package. Additionally, we have been able to negotiate and achieve more efficient unit service costs and expect to scale from these benefits in the future. We also expect to increase the percentage of customers using our mobile service in the future, which will increase shipments of mobile devices and the associated costs.

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

Telecommunication cost recoveries are an ongoing operational activity that fluctuate from quarter to quarter. During the three and nine months ended September 30, 2010, telecommunication cost recoveries increased $1.1 million and $1.4 million, respectively, due to TRRO-related cost recoveries, cost recoveries from negotiated resolutions of billing disputes with our telecommunication vendors across various markets, and performance penalties received from local telephone companies.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

Reclassifications

Reclassifications have been made within Item 2 herein to the three and nine months ended September 30, 2009 Selling, General and Administrative and Other Expenses table to classify certain adjustments to liabilities of our former captive leasing entities from Depreciation and amortization to Other income, net. Such reclassifications were made to conform to the current presentation for the three and nine months ended September 30, 2010.

	For the Three Months Ended September 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$38,247	33.7%	$35,052	33.1%	$3,195	9.1%
Share-based compensation	4,042	3.6%	4,162	3.9%	(120)	(2.9)%
Marketing cost	639	0.6%	835	0.8%	(196)	(23.5)%
Other selling, general and administrative	20,317	17.9%	18,754	17.7%	1,563	8.3%

Total SG&A	$63,245	55.7%	$58,803	55.5%	$4,442	7.6%

Other operating expenses:
Transaction costs	$183	0.2%	$—	nm	$183	nm
Depreciation and amortization	14,506	12.8%	13,259	12.5%	1,247	9.4%

Total other operating expenses	$14,689	12.9%	$13,259	12.5%	$1,430	10.8%

	For the Nine Months Ended September 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$111,516	33.2%	$102,995	33.7%	$8,521	8.3%
Share-based compensation	11,675	3.5%	11,849	3.9%	(174)	(1.5)%
Marketing cost	2,554	0.8%	2,329	0.8%	225	9.7%
Other selling, general and administrative	58,743	17.5%	54,283	17.7%	4,460	8.2%

Total SG&A	$184,488	55.0%	$171,456	56.0%	$13,032	7.6%

Other operating expenses:
Transaction costs	$183	0.1%	$—	nm	$183	nm
Depreciation and amortization	43,119	12.8%	37,026	12.1%	6,093	16.5%

Total other operating expenses	$43,302	12.9%	$37,026	12.1%	$6,276	17.0%

Other data:
Employees	1,913		1,665		248	14.9%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, primarily due to increased employee costs, but decreased as a percentage of revenue during the nine-month period ended September 30, 2010 due to lower commission payments and cost control measures. Higher employee costs, which include salaries, wages, and benefits, and other compensation paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers.

Marketing costs have increased in amount but stabilized as a percent of revenues over the prior nine-month period as we increased our marketing efforts in connection with the introduction of our new BeyondVoice Office and Mobile Edition packages in March 2010. These marketing efforts decreased in the three months ended September 30, 2010 after the new packages were fully launched, thus contributing to the quarter over quarter decline in marketing costs. In general, our marketing costs will increase consistent with past practice as we add customers and expand into new markets.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new and expanded operations needed to keep pace with the growth in customers.

Bad debt expense was $1.7 million, or 1.6% of revenues, compared to $2.2 million, or 2.1% of revenues, for the three months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, respectively, bad debt expense was $5.8 million, or 1.7% of revenues, compared to $6.6 million, or 2.2% of revenues. Typically the rate of bad debts and customer churn are closely related; therefore, we generally expect fluctuations in each of these metrics to correlate. However, we have observed improved collection of accounts receivable during the nine-month period ended September 30, 2010 over the historic periods. Our customer churn rate has remained constant at 1.4% per month on average during the nine-month period ended September 30, 2010, down from a peak of 1.5% in the fourth quarter of 2009.

Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to continue to decrease as a percentage of revenue. This trend is also expected when slowing the speed of market expansion, and as more markets achieve positive Adjusted EBITDA results, as experienced in the current periods over the prior periods. Since such costs increase relative to customer growth, however, efficiency gains as a percentage of revenue are adversely impacted by declining ARPU. In addition, transaction costs related to acquisitions or financing activities may adversely affect selling, general and administrative costs in the short term.

Operating Loss

For the three and nine months ended September 30, 2010, our operating loss was $0.8 million and $0.1 million compared to operating losses of $2.1 million and $4.8 million for the comparable periods ended September 30, 2009. The growth in our revenue exceeded the increase in our operating expenses over the comparable period, primarily as a result of the revenue growth in our emerging markets. We had nine markets with operating income during the three months ended September 30, 2010 and eight markets with operating income during the nine months ended September 30, 2010, compared to seven markets for each of the comparable periods ended September 30, 2009. Additionally, the reduction in mobile-related device and service costs has also contributed to the decreased operating losses in 2010.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended September 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$—	nm	$2	nm	$(2)	(100.0)%
Interest expense	(85)	(0.1)%	(41)	nm	(44)	nm
Other income, net	105	0.1%	16	nm	89	nm
Income tax benefit	143	0.1%	1,156	1.1%	(1,013)	(87.6)%

Total	$163	0.1%	$1,133	1.1%	$(970)	nm

	For the Nine Months Ended September 30,
	2010		2009		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$1	nm	$27	nm	$(26)	(96.3)%
Interest expense	(194)	(0.1)%	(151)	nm	(43)	28.5%
Other income, net	1,759	0.5%	254	0.1%	1,505	nm
Income tax (expense) benefit	(1,182)	(0.4)%	1,523	0.5%	(2,705)	nm

Total	$384	0.1%	$1,653	0.5%	$(1,269)	nm

Interest Income. We had insignificant interest income for the three and nine-month period ended September 30, 2010 based on our decision to shift funds from investment to non-interest bearing operating bank accounts. This decision was made because the resulting reduction in bank fees was greater than the amount of interest income we would have earned due to the low rates currently paid on our money market investments.

Interest Expense. The majority of our interest expense for the three and nine months ended September 30, 2010 and 2009 relates to commitment fees under our revolving credit facility with our creditor. During three and nine months ended September 30, 2010 and 2009, we had no amounts outstanding under our revolving line of credit.

Other income, net. Other income, net relates primarily to adjusting liabilities of our former captive leasing entities upon the expiration of various statutory periods, as discussed in Note 7 to the condensed consolidated financial statements. During the three and nine months ended September 30, 2010, respectively, we recognized $0.1 million and $1.8 million of income, compared to less than $0.1 million and $0.3 million for the comparable periods ended September 30, 2009.

Income Tax (Expense) Benefit. We recognized interim period tax (expense) benefit based on our year-to-date effective tax rate. Our income tax expense for the nine months ended September 30, 2010 is based on an effective tax rate of 70%, before discrete period items. We recorded an income tax expense for the nine months ended September 30, 2010 compared to income tax benefit in 2009 because we incurred pre-tax income of $1.5 million in the first three quarters of 2010 compared to a loss before income taxes in the first three quarters of 2009. The income tax expense for 2010 includes state income tax expense that results from states with gross receipts based taxes, which are due regardless of profit levels. These taxes are not dependent upon levels of pre-tax income and have a significant influence on our effective tax rate. As these markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline. Additionally, the 2010 income tax expense reflected amounts associated with share based transactions, which are more fully described in Note 4 of the condensed consolidated financial statements. The amounts recorded in 2010 and 2009 also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.6 million and $0.6 million in 2010 and 2009, respectively.

Our net deferred tax assets, after valuation allowance, totaled approximately $9.0 million at September 30, 2010 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at September 30, 2010, we will need to generate approximately $25.0 million in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income or generate cumulative pre-tax losses in recent years, which are reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 6 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

	For the Nine Months Ended		Change from Previous Period
	2010	2009	Dollars	Percent
Cash Flows:
Provided by operating activities	$55,983	$40,430	$15,553	38.5%
Used in investing activities	(43,966)	(46,505)	2,539	(5.5)%
Used in financing activities	492	425	67	15.8%

Net increase/(decrease) in cash and cash equivalents	$12,509	$(5,650)	$18,159	(321.4)%

Overview. At September 30, 2010, we had cash and cash equivalents of $51.8 million. The available cash and cash equivalents are held in our bank accounts and money market accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government. To date, we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

At any point in time, we may have significant cash in our operating accounts with third-party financial institutions that exceed the Federal Deposit Insurance Corporation insurance limits. While we monitor the daily cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or become subject to other adverse conditions in the financial markets. To date we have not experienced any loss or lack of access to cash in our operating accounts. We have a corporate banking relationship with Bank of America, N.A (or “Bank of America”).

Cash Flows From Operations. Operating cash flows increased primarily from increased revenues along with a higher number of markets that are achieving positive operating cash flows in 2010 and a narrowing of the losses we are incurring in earlier stage markets as they make progress towards profitability. Furthermore as evident in our bad debt expense reduction, collection of accounts receivable has improved in the current year period compared to the prior year period, which is driving $6.1 million of positive cash flow increase over the prior year. We have also experienced cash flow savings from decreasing our inventory purchases as we have a lower percentage of new customers electing to include mobile services in their package. These increased operating cash flows were partially offset by higher annual bonus payments made in the current period as well as cash used in and to support our newer markets that do not yet generate positive cash flows from operations. Operating cash flows will also fluctuate favorably or unfavorably depending on the timing of significant vendor payments.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment, which fluctuate depending on growth in customers in our existing markets; the timing and number of facility and network additions needed to support our entry into new markets, expand existing markets and upgrade our network; enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers; and increases to the capacity of our data centers as our customer base and the breadth of our product portfolio expand. In addition, we have made initial investments in the deployment of Ethernet technology to reduce operating expenses and enable the provision of higher bandwidth services to our customers, and we expect to increase our Ethernet investment in future periods. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $43.9 million and $46.4 million for nine months ended September 30, 2010 and 2009, respectively. This decline relates to the timing of expenditures, rather than a downward trend, although we generally expect capital expenditures to decline as a percentage of revenue in the long-term as capital expenditures invested in early markets yield increasing revenue over time. We also incurred non-cash purchases of property and equipment, primarily related to leasehold improvements, which was $0.5 million and $1.2 million in the nine months ended September 30, 2010 and 2009, respectively.

Cash Flows From Financing Activities. Cash flows provided by financing activities increased related to activity associated with employee stock option exercises, vesting of restricted shares, and financing cost associated with the third amendment of the credit agreement with Bank of America.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our recent acquisitions. Macroeconomic conditions are expected to continue to have an impact on our cash flows and customer churn rate. Our business plan assumes that cash flow from operating activities of our established markets will offset the negative cash flows from operating activities and cash flows from investing activities for capital expenditures. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. While we do not anticipate a need for additional access to capital or new financing in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change, resulting in a need for additional capital, or if additional capital that may be needed can be obtained on favorable terms.

Revolving Line of Credit

In addition to the sources of cash noted above, we have a secured revolving line of credit for up to $40.0 million (increased from $25.0 million in March 2010) with Bank of America, of which $38.7 million is available. Availability is reduced due to $1.3 million in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash. Additionally, we are in the process of amending our credit agreement to expand our $40.0 million secured revolving line of credit up to $75.0 million and have received a commitment letter from Bank of America. However, we have not yet executed the amendment as of the date of this filing. Our current plans do not contemplate drawing down on the line of credit; however, we may draw down on the line modestly in the near term, depending primarily on the timing of our future capital expenditures in connection with our Ethernet project. The current line of credit is available through March 2013 based on the third amendment to the agreement executed in March 2010. The new amendment and expansion of the line of credit will extend the term of availability to November 2015. As of September 30, 2010, we are not in violation of any financial covenants under the line of credit agreement. On October 29, 2010 and November 2, 2010, we obtained executed consents from Bank of America to enter into our acquisitions of Aretta and MaximumASP, respectively, without violation of any covenants under our credit agreement. The terms of the line of credit are further described in Note 6 of our Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations and Commitments

Other than the purchase agreements associated with the acquisitions disclosed within Note 8 to our condensed consolidated financial statements, there have been no material changes with respect to the contractual obligations and commitments disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on
Form 10-K for the year ended December 31, 2009.

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

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At September 30, 2010, all cash and cash equivalents that are held in money market funds invest primarily in short-term U.S. Treasury Obligations and are immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the nine months ended September 30, 2010 would have changed by less than $0.4 million. This estimate assumes that the change occurred on the first day of 2010 and that all cash and cash equivalents are held in money market funds. However as of September 30, 2010, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of September 30, 2010, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
2.1*	Asset Purchase Agreement, dated November 3, 2010, by and among the Company, Cbeyond Communications, LLC, MaximumASP, LLC, MaximumColo, LLC and Maximum Holdings, LLC, and Silas Boyle and Wade Lewis, each in his individual capacity (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 3, 2010).
31.1**	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

**	Filed herewith.

†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date: November 4, 2010

Exhibit Index

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
2.1*	Asset Purchase Agreement, dated November 3, 2010, by and among the Company, Cbeyond Communications, LLC, MaximumASP, LLC, MaximumColo, LLC and Maximum Holdings, LLC, and Silas Boyle and Wade Lewis, each in his individual capacity (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 3, 2010).
31.1**	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	The schedules to this agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Securities and Exchange Commission upon request.

**	Filed herewith.

†	Furnished herewith.