Form 10-K
period 2010-12-31
CBEYOND, INC.
filed 2011-03-11
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the common stock held by non-affiliates of the registrant was $368,957,378 based on a closing price of $12.50 on the Nasdaq Global Market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 3, 2011
Common Stock, $0.01 par value	31,090,863

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on June 10, 2011. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CBEYOND, INC.

For the Fiscal Year Ended December 31, 2010

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”

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

OVERVIEW

We provide managed information technology, or IT, and communications services to our target market of small businesses, who generally have between 5 and 249 employees. Our services include voice services, broadband Internet access, mobile voice and data, email, voicemail, web hosting, secure backup and file sharing, fax-to-email, virtual private network, desktop security, Hosted Microsoft Exchange, mobile workforce management, Virtual Receptionist, and other IT and communications services. Our recent acquisitions (see Note 4 to the Consolidated Financial Statements (the “consolidated financial statements”)) have expanded our IT services into cloud computing with virtual and dedicated cloud servers and cloud private branch exchange or phone systems (or “PBX”). Traditionally, we have sold our services only when included with one of our integrated packages of bundled services or as a la cart services in addition to one of our packages. However, the cloud-based services now offered as a result of these recent acquisitions may be purchased separately from our integrated packages or as part of an integrated package. Our voice services (other than our mobile voice and data services) are delivered using Voice over Internet Protocol, or VoIP technology. All of such services, other than cloud-based services purchased outside of an integrated package, are delivered over our secure all-Internet Protocol, or IP, via a high capacity bandwidth connections network, which allows us to control quality of service much better than services delivered over the best-efforts public Internet. We utilize various types of high-speed connections where available and economically feasible. Our network allows us to manage quality of service and achieve network and call reliability comparable to that of traditional communications networks.

We designate revenues as either Core Managed Services or Cloud Services. Core Managed Services revenues arise from our traditional customers located in the 14 metropolitan markets where we deliver integrated packages of managed services, including broadband circuits as part of our service (our “BeyondVoice” package). Cloud Services revenues arise from services that are delivered separately from broadband circuits. In future periods we may re-designate certain Core Managed Services revenues, such as Hosted Microsoft Exchange, secure desktop, and remote backup and storage, as Cloud Services revenue for reporting purposes dependent on how we manage delivery of these services.

Our IT services appeal to small businesses that lack the in-house technical expertise and resources to build and manage the capabilities that they need in order to compete effectively in a business environment that increasingly demands a robust and reliable online presence. We believe that small businesses are becoming more interested in outsourcing many of their IT functions to a trusted provider who will host their applications “in the cloud.” Cloud computing refers to services delivered on-demand via the Internet and can be available in a secure and cost-effective manner. We provide many of our services in this manner today, in addition to those service offerings resulting from our recent acquisitions. In the future, we expect to introduce other applications hosted “in the cloud”.

We believe our all-IP network platform enables us to deliver an integrated bundle of highly reliable IT and communications services that have typically only been available to large enterprises and may otherwise be too expensive or impractical for our small business customers to obtain. We manage all aspects of our service offerings for our customers, including installation, provisioning, monitoring, proactive fault management and billing. We first launched our integrated packages of bundled services in Atlanta in April 2001, and now sell them in 14 metropolitan markets, including Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. Area, Seattle and Boston. Our recent acquisitions allow us to also serve customers with cloud-based services in geographic areas outside of these core markets. Our Cloud Services customers are located throughout the United States and internationally. For the year ended December 31, 2010, less than 1% of our consolidated revenue came from customers based outside of the United States.

We reported $452.0 million in revenue in 2010, as compared to $413.8 million in 2009 and $349.7 million in 2008. We reported $72.9 million, $63.1 million and $60.6 million of adjusted EBITDA, a non-GAAP measure, (see “Non-GAAP Financial Measures”) and net (loss) income of $(1.7) million, $(2.2) million and $3.7 million on a consolidated basis, in 2010, 2009 and 2008, respectively. Our financial results on a segment basis for reporting and management purposes are presented in Note 13 to our consolidated financial statements.

We have typically opened anywhere from one to three new markets per year for our integrated service offering. During 2011, instead of focusing on opening new markets, we will focus on incorporating the newly acquired cloud-based services into our integrated service offering, leveraging historic and expanding acquired sales channels, and increasing our product offering to take advantage of the new capabilities available through our acquisitions. We will also continue our ongoing Ethernet conversion project (see “Cost of Revenue” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations) being implemented throughout our markets in order to optimize our cost structure and increase bandwidth available through our integrated packages. We anticipate resuming our geographic market expansion beginning in 2012, depending on economic, regulatory and other conditions. As of December 31, 2010, 2009 and 2008, we were providing Core Managed Service communications services to 56,972, 50,203 and 42,463 customer locations, respectively. These customer locations exclude those served exclusively by our newly established Cloud Services segment.

We provide each of our integrated packages of managed services at a competitively priced, fixed monthly fee. Certain enhanced services are available as optional add-ons at either flat monthly rates or on a usage basis. We also earn revenues for usage exceeding quantities included within the package or purchased through additional services, including long distance, mobile, conferencing and calling card minutes, mobile text messages and bandwidth used for data services. We believe that we provide a differentiated value proposition to our customers, most of which do not have dedicated in-house resources to fully address their IT and communications requirements and who therefore value the ease of use and comprehensive management that we offer. Our primary competitors, the local telephone companies, do not generally offer packages of similar managed services to our target market. We believe that this value proposition, along with our fixed-length contracts, has been crucial to achieving a relatively stable customer churn rate, which averaged approximately 1.4%, 1.5% and 1.3% for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, we believe that our expansion of cloud-based services will continue to strengthen our value proposition.

We employ a single integrated network, which uses technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. This is unlike traditional voice-centric circuit switched communications networks, which require separate networks in order to provide voice and data services. Compared to traditional networks using legacy technologies, our network design exploits the convergence of voice and data services that we believe requires significantly lower capital expenditures and operating costs. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus reducing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

Our Strategy

We intend to continue to grow our business in established markets, through both increasing the number of customers and increasing the number of services we provide, and to replicate our approach in additional markets. We also intend to grow our business by leveraging new distribution channels to sell our Cloud Service offerings that are not geographically limited since they are not dependent upon the presence of physical network infrastructure. To achieve our goal of profitably delivering sophisticated IT and communications tools to small businesses in our current and future markets, we have adopted a strategy with the following principal components:

•

Focus solely on the small-business market. We target small businesses since most do not have dedicated in-house resources to fully address their IT and communications requirements. This type of customer places a high value on customer support. By focusing exclusively on small business customers, we believe we are able to differentiate ourselves from larger service providers and deliver superior service that small business customers value.

•

Become the primary provider of outsourced IT and communications services to small businesses. We seek to become the primary provider through our comprehensive packages to our Core Managed Services customers or via Cloud Services to customers outside our current 14-city footprint. We believe that small businesses will increasingly outsource their critical IT and communications functions to a trusted expert third party in order to take advantage of the convenience, reliability, security and lower costs offered. We also believe that we are well positioned to benefit from this trend due to the breadth of services we offer, the quality of our service and support, and the reach of our distribution channels.

•

Focus on customer intimacy as a point of competitive differentiation. We strive to serve our customers by focusing on the value of our services, our service quality, convenience and strength of our relationships, in contrast to competitors whose competitive differentiation is based more on scale economies or product leadership. We use a number of measurements to judge our progress in this area, including net promoter scores and other measures of customer satisfaction arising from customer surveys, customer churn rates, and network and application performance statistics. We believe that our focus on customer intimacy, if successfully implemented over time, will lead to higher growth and profitability long term.

•

Offer comprehensive packages of managed IT and communications services to our Core Managed Services customers. We seek to be the single-source provider of our IT and customers’ communications service needs by including an integrated bundle of services in our BeyondVoice packages. Our packages and add-on services are designed to offer a flexible and simple means for small businesses to tailor overall service to meet their specific needs over time—including the purchase of additional quantities, volumes or capacities; upgrading to more sophisticated applications; or purchasing completely new à la carte services on top of their existing packages—while maintaining the service integration and the convenience of a single provider. Our comprehensive packages are subscribed to under fixed-length, flat-rate contracts, which typically results in stable average monthly revenue per Core Managed Services customer location (or “ARPU”), a more stable customer churn rate and greater operating efficiencies.

•

Increase penetration of enhanced and cloud-based services to our customer base. We focus on enhancing existing applications and developing new applications that increase customer productivity and satisfaction. As our customer base and service offering have grown, our upselling efforts to introduce new products and services to existing customers has become an increasingly important opportunity for revenue and margin growth and for maintaining a high value proposition for our customers.

•

Focus sales and marketing resources on achieving significant market penetration. We have chosen to focus our sales and marketing efforts on achieving deep market penetration and growing market share in a limited set of markets and gradually expanding the number of markets served, rather than taking an approach that emphasized having a sales presence in significantly more markets with lower market penetration. We believe the cloud-based services from the recent acquisitions will enable us to achieve even deeper market penetration in our existing markets by giving us a more comprehensive and competitive product offering. In addition, these acquisitions allow us to also serve customers outside of our traditional markets through distribution channels we did not previously possess, including an online sales channel and a private label reseller platform. We believe that our concentration on market share rather than market presence has resulted in our achieving profitability and economic sustainability at a faster rate and with better financial results than would have resulted from an approach that emphasized having a sales presence in significantly more markets with a lower market share. In addition, because we prefer to develop and promote sales management from within, rather than hire from outside, our steadily growing base of established markets provides a training ground for management personnel who can open new markets.

•

Replicate our business model in new geographical markets. Each time we expand into a new market, we adhere to the same processes for choosing, preparing, launching and operating in those markets that have proven successful in previous market launches. In launching our business in each new market, we use the same disciplined financial and operational reporting system to enable us to closely monitor our costs, market penetration and provisioning of customers and maintain standards consistent with our established markets.

Our Strengths

Our business is focused on rapidly growing a loyal customer base, while maintaining capital and operating efficiency. We believe we benefit from the following strengths:

•

Our differentiated package of valuable applications. We believe that we offer a highly differentiated package of IT and communications services in order to bring “big business tools” to small businesses in an affordable, convenient manner. Our focus allows us to compete primarily on the basis of value rather than price, and we believe that we are able to command a premium in the market due to our ability to aggregate the essential IT and communications services needed to make a small business better connected and more productive.

•

Our customer relationships. We have approximately 57,000 small business customers who use our Core Managed Services, in addition to our newly acquired base of Cloud Services customers, all of whom comprise a stable and growing base of high quality service relationships. We believe that our customers generally view us as a trusted IT and communications expert providing high quality, reliable and convenient services supported by helpful and efficient care representatives.

•

Our highly regimented and personalized consultative sales model. We believe we have a distinctive approach to recruiting, training and deploying our direct sales representatives, which ensures a uniform sales culture and an effective means of acquiring new customers. Our direct sales representatives follow a disciplined daily schedule and meet face-to-face with customers each day as part of a transaction-oriented and personalized consultative selling approach.

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

•

Our automated and integrated business processes. We believe that the combination of our disciplined approach to sales, installation and service together with our automated business processes allows us to streamline our operations and maintain low operating costs. Our front and back office systems are highly automated and are integrated to synchronize multiple tasks, including installation, billing and customer care. We believe this allows us to lower our customer service costs, efficiently monitor the performance of our network and provide automated and responsive customer support.

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

•

Our experienced management team with focus on operating excellence. Our senior management team has substantial industry experience. Our top three executive officers each have an average of over 24 years of experience in the communications industry and have worked at a broad range of communications companies, both startups and mature businesses, including local telephone companies, long distance carriers, competitive carriers, web hosting companies, Internet and data providers and mobile communications providers.

•

Our strong balance sheet and liquidity position. As of December 31, 2010, we had a strong balance sheet with $26.4 million in cash and cash equivalents and no outstanding debt. We believe that cash flows from operations, cash on hand and availability under our revolving line of credit will be sufficient to fund our capital expenditures and operating expenses, including those related to our current plans to expand our Ethernet network, ramp up our Cloud Services division and to continue opening up new markets, depending on economic, regulatory and other conditions. In addition, as of the date of this filing, we have an open, undrawn $75.0 million revolving line of credit with Bank of America, of which $73.7 million is available due to $1.3 million in letters of credit which are collateralized and outstanding under the revolving line of credit. The revolving line of credit is secured by substantially all of our assets.

We believe our strategies and strengths have contributed to our financial and operating performance, including consistent growth in customers, revenue and adjusted EBITDA.

Our Customers

Prior to joining Cbeyond, the majority of our customers received basic communications services from the incumbent local telephone companies and frequently had multiple other providers for other IT and communications services. Often they simply did not utilize the kinds of IT services available through our service packages. These businesses, in most cases, did not receive the focus and personalized attention that larger enterprises enjoy and often lagged behind larger businesses in the adoption of productivity-enhancing and cost-effective IT and communications services.

Our sole focus on small businesses means no single customer or group of customers represents a significant percentage of our customer base or revenues. Similarly, no single vertical customer segment represents a significant percentage of our base. Our largest customer sectors are professional services, which include physicians, legal offices, insurance services, consulting firms, accounting firms and real estate services. Each of these sectors represents less than 10% of our customer base.

Our Core Managed Service Offerings

We offer integrated managed IT and communications services through our BeyondVoice packages over high capacity bandwidth connections. Each of these packages includes local and long distance voice services and broadband Internet access, plus a full line of managed services and mobile services that our customers can choose from to customize their package. The local and long distance voice services in our packages include enhanced 911 services, which are comparable to the 911 services offered over traditional telephone networks, and business class features, which include call forwarding, call hunting, call transfer, call waiting, caller ID and three-way calling.

In addition to the applications offered in our BeyondVoice packages, we currently offer other services, which include voicemail, email, unified messaging, web hosting, virtual private network, secure backup and file sharing, fax-to-email, Hosted Microsoft Exchange, secure desktop, mobile workforce management, Virtual Receptionist, cloud server and cloud PBX offerings, and other applications and features to our Core Managed Services customers. In the future, we plan to offer additional IT services and other software-as-a-service applications. Certain of our enhanced services are included within the integrated packages, but additional quantities or features can be added to the base packages for additional fees.

Our Cloud Services Offerings

We offer virtual server, dedicated server, and cloud PBX offerings via cloud servers to small businesses throughout the world on a stand-alone basis, in contrast to our Core Managed Services customers who may purchase cloud services as part of an integrated package of IT and communication services. We provide these services from servers located in our own data center facilities, enabling us to manage quality of service for our customers.

Sales and Marketing

Overview

In our 14 metropolitan markets, our sales force targets small businesses primarily through face-to-face meetings with customers each day as part of a transaction-oriented and personalized consultative selling process. We adhere to the same sales and operating procedures in every geographically-based market we enter. We track the performance of our sales team by maintaining detailed activity measurements in each of our markets. Our new Cloud Services have no geographic limitation and are sold world-wide via web-sales, tele-sales and private label resellers. We intend to significantly expand these sales channels. In addition, Cloud Services have been launched to all of our existing channels.

We offer our customers comprehensive solutions simplified into our BeyondVoice packages and sold at fixed, predetermined prices. We permit our sales people to sell only our offered packages and do not allow them to make discounted sales or alter the BeyondVoice packages (other than to add enhanced services or in connection with authorized promotions). We believe that value is the primary motivating factor for our customers. We believe that our commitment to offering integrated packages of services helps to simplify the entry of orders into our automated provisioning and installation process. Through our strategy of offering bundled services, we seek to become the single-source provider for many of our customers’ IT and communications services. We believe these factors contribute to our relatively stable customer churn rates.

Sales Channels

Direct Sales. The cornerstone of our geographically-based sales efforts is our direct sales force. At full staffing, we generally target an average of 50 to 60 sales representatives per market. In addition to the sales representatives we deploy in our markets to call on customer prospects in person, we have a small group of centralized sales representatives who sell new accounts remotely from our corporate offices. Our direct sales force accounted for approximately 77.4% of our new Core Managed Services customers for the year ended December 31, 2010.

We believe we have a distinctive approach to recruiting and training our direct sales representatives which ensures a uniform sales approach and a consistent measure of revenue targets. We typically recruit individuals without prior telecommunications sales experience so that we can exclusively provide all of their formal training. These unseasoned hires are designated Territory Sales Representatives (or “TSRs”). During 2010, recognizing the need for greater experience when selling more sophisticated and comprehensive service packages, we created a higher level Sales Consultant (or “SCs”) as well. SCs typically have more extensive prior sales experience and receive more in-depth training on our enhanced service offerings than TSRs. By the end of 2010, approximately one-third of our direct sales organization were SCs, and we expect that by the end of 2011 one-half of the direct sales organization will be SCs.

A substantial part of the compensation for our sales force is based on commission. We reinforce our clear expectations of success through a system of increasing quotas and advancement for those who succeed. We promote from within, where possible, and develop our own sales management talent from promising sales representatives, who have the opportunity to advance as we grow.

Indirect Sales. We supplement our direct sales force with our channel partners, who leverage their pre-existing business relationships with the customer and act as sales agents for us. The channel partners include value-added resellers, local area network consultants and other telecommunications and IT consultants to small businesses. As compensation for their services, our channel partners receive ongoing residual payments on their sales. Our channel partners contributed approximately 22.6% of our new Core Managed Services customers for the year ended December 31, 2010.

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

Private Label Resellers. We have recently launched a new Private Label Reseller (or “PLR”) program to leverage our nationwide cloud services platform. PLRs will use their brand and resources to market, sell, invoice and provide support for their end-user customers. We will provide cloud services infrastructure and services, on-line web portals for end-user and PLR account administration, technical support for the PLRs, as well as, overall program management. We will invoice the PLRs, at a discount to our retail pricing, for the services consumed by their end-user customers. The Private Label Resellers will include value-added resellers, managed services providers, systems integrators and software vendors.

Web Sales. As a result of the recent acquisitions, we now have a web sales channel that allows end-user customers anywhere in the world to purchase cloud services, such as cloud servers and cloud PBXs, directly through the www.cbeyondcloudservices.com website. The web sales channel also provides prospective customers the opportunity to request product and pricing information via web chat or phone. We plan to continue developing and expanding the web channel through increased online marketing and marketing automation tools. Over time, we expect to offer additional cloud services through the web channel.

Referral Program

We believe we are building a culture of referrals that benefits both our direct and indirect selling efforts. We obtain new customers from our referral program through our current base of customers and through our referral partners. Our customers and referral partners are eligible to receive a one-time referral credit for each new customer they refer.

Marketing and Advertising

We focus our marketing resources on our direct and indirect sales efforts and programs that support those efforts. We market ourselves as providing “big solutions for growing your small business” to our customers. Our marketing expenses for online marketing, events, public relations media and other marketing communications program expenses for the year ended December 31, 2010 were $3.4 million.

Operations

Once a customer signs on for our service, we believe we provide a highly differentiated customer experience in each aspect of the service relationship. Our highly-automated and optimized business processes are designed to provide rapid and reliable installation, accurate billing and responsive, 24x7 care and support using both web-enabled and human resources.

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

Installation

We employ a team of service coordinators in each of our geographic markets to handle the order entry and, when applicable, the customer installation process. For Core Managed Services customers, the centralized circuit provisioning and customer activation group takes responsibility for ensuring that circuits to the customer’s location are provisioned correctly and on time, together with local number portability and the appropriate features and applications ordered by the customer. These circuits have primarily been T-1s obtained from the local telephone company historically, but we also utilize other types of high-speed connections where available and economically feasible, such as Ethernet. We seek to provision our customers within 30 to 60 calendar days. Our automated processes allow us to reduce the time and human intervention necessary to fill our access circuit orders with the local telephone company. Once an order is submitted, an outsourced technician is dispatched to the customer’s location to install the integrated access device, to connect the customer’s equipment to our network, and to activate and test the services. After installation of the integrated access device, new services added by the customer will work with the customer’s existing equipment and require no further equipment changes or capital expenditures. For existing customers who are upgraded to our Ethernet technology, a secondary device may be added to the current integrated access device at the customer location in order for customer’s equipment to function on our network.

Billing

We bill all of our customers electronically via email. Full billing detail and analytical capabilities are available to our customers on the web. We do not send any paper bills. In addition, over 50% of our customers pay us online, either via credit card, electronic funds transfer, or automatic account debit. Because we employ a simple flat-rate billing in advance, we believe that customers are able to budget their costs and minimize errors. Our flat-rate billing, electronic invoicing and online payments greatly reduces the amount of resources needed for billing functions.

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

Our All-IP Network Architecture

Our Core Managed Services employs a single integrated network using technologies that digitize voice communications into IP packets and converges them with other data services for transport on an IP network. We transmit our Core Managed Services customers’ voice traffic over our secure private network and do not rely on the best efforts public Internet. Our network design exploits the convergence of voice and data services and requires significantly lower capital expenditures and operating costs compared to traditional networks using legacy technologies. The integration of our network with our automated front and back office systems allows us to monitor network performance, quickly provision customers and offer our customers the ability to add or change services online, thus minimizing our customer care expenses. We believe that our all-IP network and automated support systems enable us to continue to offer new services to our customers in an efficient manner.

Our IP network architecture achieves a lower cost structure than legacy designs primarily through enabling us to:

•	buy fewer network components (and at lower cost);

•	lease fewer telecommunications circuits;

•	employ fewer staff;

•	rent less collocation space;

•	incur lower maintenance costs; and

•	integrate fewer support systems.

We organize our Core Managed Services network into three groupings of equipment and circuits for purposes of network management and quality measurement:

•	the core network, which is located in our data centers or market tandem offices, primarily comprises softswitches, backbone routers and media and feature servers;

•	the distribution network, which includes collocation equipment such as T-1 aggregation routers and trunking gateways, as well as DS-3 transport circuits; and

•	the access network, which comprises the T-1 local loops, or other access circuits such as Ethernet, and integrated access devices that connect customers’ equipment to our extended network.

Our software monitors network quality and tracks potential problems by monitoring each of these network groupings.

The largest single monthly expense associated with our network is the cost of leasing T-1 circuits to connect to our customers. We have begun offering our services using Ethernet in place of T-1 circuits. Although not available to us on an ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers bandwidth at speeds well in excess of T-1 circuits while potentially reducing our ongoing operating expense. Although we have recently begun providing service to many of our customers using Ethernet technology, our business continues to rely heavily on the use of T-1 circuits. We lease T-1 circuits primarily from the local telephone companies on a wholesale basis. We are able to obtain cost-based pricing because we meet certain qualifying criteria established by the Federal Communications Commission, or the FCC, for use of these services and because we have built the processes and systems to take advantage of these wholesale circuits, in contrast to many competitive carriers, which lease T-1 circuits under special access, or retail, pricing. As a result of regulatory changes adopted via the FCC’s Triennial Review Remand Order, or TRRO, we are required to lease T-1 circuits under special access pricing when serving customers in certain geographical areas within the cities we serve. See “Government Regulation.”

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

Historically, approximately half of our circuits were provisioned using UNE loops and half using EELs. Our monthly expenses are significantly less when using UNE loops rather than EELs, but UNE loops require us to incur the capital expenditures of central office collocation equipment. Both UNE loops and EELs are substantially less expensive for us than special access circuits. We lease DS-3 circuits from local telephone companies or competitive carriers to carry traffic from the end-office collocation to our equipment in a tandem wire center collocation. The impact of the TRRO has reduced our usage of the T-1 transport portion of EELs and resulted in the conversion and consolidation of a majority of the previously installed T-1 transports to high capacity DS-3 transport. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch a market with several collocations and add collocations as the business grows. For example, in Atlanta, our most mature market, we had 15 collocations at the time of our initial public offering in November 2005 and 24 collocations as of December 31, 2010.

We currently serve just over 3% of our customers with Ethernet but are ramping up our capabilities to process conversions to Ethernet and expect to have converted at least one-third of our existing customer base by early 2012. We expect to incur capital expenditures of up to approximately $25 million through 2012 associated with the Ethernet conversions and expect to achieve significant access cost savings over time.

Competition

We broadly compete with companies that could provide both voice and enhanced services to small businesses in our markets.

As a provider of voice services, our primary competitors are the incumbent local exchange carriers, or ILECs: Qwest (currently being acquired by CenturyLink) in Denver, Minneapolis, and Seattle; AT&T in Atlanta, Dallas, Detroit, Houston, Chicago, Los Angeles, San Diego, Miami and the San Francisco Bay Area; and Verizon in the Washington, DC and Boston areas. In addition to the local telephone companies, we compete with other competitive carriers in each of our markets. These competitive carriers include XO Communications, LLC, Windstream (formerly NuVox Communications), PAETEC, Integra Telecom, Inc., TelePacific Communications and ITC^Deltacom, Inc. (recently acquired by EarthLink), among many others. Certain of these competitive carriers have adopted VoIP technology similar to that employed by us, and in the future we expect others to do so. Based on information provided by our customers at the time of activation, approximately 54% of our customers used an incumbent local exchange carrier, or ILEC, for local telephone service prior to signing with us, and the remainder used competitive local exchange carriers, or CLECs. Many of our customers, prior to joining with us, used multiple vendors for local and long distance voice services and broadband Internet access and have enjoyed the convenience of a sole-sourced service since signing with us.

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

In connection with our Cloud Services offerings, we compete with several cloud server and cloud PBX service providers. With respect to cloud server and other hosting services, we compete with companies such as Rackspace Hosting, Hosting.com, Microsoft, GoDaddy.com, and Amazon Web Services. In the cloud PBX, space we compete with hosted PBX providers such as 8x8 Inc., Telesphere, Bandwidth.com, Broadvox, SimpleSignal, and Vocalocity.

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

By operating as a common carrier, we also benefit from certain legal rights established by federal legislation, especially the Telecom Act which gives us and other common carrier competitive entrants the right to interconnect to the networks of the ILECs and to access elements of their networks on an unbundled basis. These rights are not available to providers who do not operate as common carriers. We have used these rights to gain interconnection with the ILEC in each greater metropolitan area where we provide service and to purchase selected UNEs, at prices based on incremental cost, that provide us with dependable, high-quality digital access to our customers’ premises which we use to provide them with a bundle of management software services.

Congress, the FCC and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. While negative federal legislation is always a possibility, we believe it unlikely that any such negative legislation will be passed by Congress in 2011; we also believe the FCC is unlikely to adopt rules that extinguish our basic right or ability to compete in the telecommunications markets and that any rule changes that affect us will likely be accompanied by transition periods sufficient to allow us to adjust our business practices accordingly. Some of the changes under consideration by Congress, the FCC and state regulators could affect our competitors differently than they affect us.

Regulatory Framework

Although we have begun providing service to our customers using Ethernet technology over copper loops that are delivered to us without heavy reliance on ILEC-provided electronics, our business continues to rely heavily on the use of T-1 UNE loops and EELs that include T-1 loop components, for access to customer premises. Our existing strategy is based on FCC rules that require ILECs to provide us these UNEs at wholesale prices based on incremental costs in all wire centers except those with the densest concentration of loops serving business customers. This exception affects the price we pay to obtain access to T-1 loops in some of the central business districts we serve. These rules that currently govern our access to both T-1 and copper loop UNEs may change due to future FCC decisions, and we are unable to predict how such future developments may affect our business.

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

Federal Regulation

The FCC regulates interstate and international communications services in the United States, including access to local communications networks for the origination and termination of these services. We provide interstate and international services on a common carrier basis. The FCC requires all common carriers to obtain an authorization to construct and operate communications facilities and to provide or resell communications services between the United States and international points. We have secured authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based domestic and international services.

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

As a key part of its regulatory mandate, the FCC constantly reviews the regulations it administers; these proceedings could eventually have some impact on our ability to buy UNEs in one or more markets we serve or wish to serve, the prices we pay for UNEs, the prices we pay for special access facilities, intercarrier compensation rates, interconnection rules, Universal Service Fund rates and other rules and regulations that impact our business. We monitor these proceedings closely and are active participants in those that could have the most impact on us, whether positive or negative. We cannot predict the outcome of these proceedings or new proceedings that may be initiated.

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

We expect that nationwide access to T-1 and copper loops serving current and new customer locations will continue to be available to us regardless of future changes in the FCC rules, although not necessarily at current prices. All ILECs are required, independent of the UNE rules, to offer us some form of T-1 loop and transport services as well as copper loops without associated electronics. It is possible that the FCC may establish rates for some of these services at levels that are comparable to current UNE rates, or that we may be able to negotiate reasonable prices for these services through commercial negotiations with ILECs. However, we cannot be assured that either of these possibilities will occur. If all other options were unavailable, we would be required to pay special access rates for these services. These rates are substantially higher than the rates we pay for UNEs.

CenturyLink acquisition of Qwest. CenturyLink is expected to complete its acquisition of Qwest in the first half of 2011, and the FCC is expected both to grant its approval of the transaction and to impose significant conditions upon it. We cannot predict what those conditions will be, but we expect them to be similar to those placed upon earlier mergers such at the AT&T/BellSouth merger and to provide more regulatory stability in the territory of the former-Qwest ILEC for several years; we currently provide services in the Qwest cities of Denver, Minneapolis and Seattle, and we could expand into additional Qwest cities in the future. We do not expect the acquisition to have a significant impact upon our operations as CenturyLink will be subject to the same continuing regulations and obligations as was Qwest.

State Regulation

State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone, long distance telephone and operator services in California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Texas, Virginia, Washington, and the District of Columbia, as well as in other states where we are not yet operational. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

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

History

We incorporated in March 2000 as Egility Communications, Inc. and changed our name in April 2000 to Cbeyond Communications, Inc. In November 2002, we recapitalized by merging the limited liability company that served as our holding company into Cbeyond Communications, Inc., the surviving entity in the merger. On July 13, 2006, we changed our name from Cbeyond Communications, Inc. to Cbeyond, Inc. Cbeyond, Inc. now serves as a holding company for our subsidiaries and directly owns all of the equity interests of our operating company, Cbeyond Communications, LLC. In addition Cbeyond Communications, LLC owns 100% of the common stock of our recent acquisition, Aretta Communications, Inc.

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

Employees

At December 31, 2010 and 2009, we had 1,944 and 1,677 employees, respectively. None of our employees are represented by labor unions. We believe employee relations are generally good.

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

As widely reported, the financial markets in the United States have been experiencing significant disruption in the past three years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these conditions or other factors at a time when we would like, or need, to do so. This could have an impact on our ability to react to changing economic and business conditions. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.

We attempt to monitor the financial health of significant vendors because these economic conditions may also adversely affect the ability of third-party vendors important to our operations to continue as going concerns. If such vendors were to fail, we may not be able to replace them without disruptions to, or deterioration of, our service and we may also incur higher costs associated with the new vendors. Transitioning to new vendors may also result in the loss of the value of assets associated with our integration of third-party services into our network or service offering.

The depth and duration of the challenging economy on the small business sector may also reduce the size and viability of our addressable markets of small businesses, particularly in geographic areas where the economic impacts are most severe. We are unable to predict the likely duration and severity of the lingering effects of the challenging economy on the small business sector.

The success of our growth and expansion plans depends on a number of factors that are beyond our control.

We have grown our business by increasing the number of customers in existing markets, entering new geographical markets, and selling additional services to existing customers; and we plan to continue opening up to one to three new markets per year beginning in 2012, depending on economic, regulatory and other conditions. There is no guarantee we will be able to maintain our growth or that we will choose to target the same pace of market growth in the future. Our success in achieving continued growth and expansion into new markets depends upon several factors including:

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

Acquisitions and joint ventures may have an adverse effect on our business.

We may continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

We may not be able to continue to grow our customer base.

We experienced an annual growth rate greater than 13% in customer locations during 2010, which was a decline compared to the growth rate in the prior year. We may not experience this same growth rate in the future, or we may not grow at all, in our current markets. Future growth in our existing markets may be more difficult than our growth has been to date due to increased or more effective competition in the future, difficulties in scaling our business systems and processes or difficulty in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers.

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

A substantial majority of our target customers are existing small businesses that are already purchasing communications services from one or more of these providers. The success of our operations is in part dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage in our current markets and limit our ability to expand into new markets. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans such that the rates that they charge are not always substantially higher, and in some cases are lower, than the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Any of the foregoing factors could require us to further reduce our prices to remain competitive or cause us to lose customers, resulting in a decrease in ARPU.

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

In the past five years, Verizon merged with MCI, SBC merged with AT&T, AT&T and BellSouth merged, Comcast Cable Corporation acquired a competitive local exchange company based in the Midwest and a nationwide wholesale provider of hosted VoIP services, Windstream Corporation acquired Nuvox, Inc., a privately held CLEC and competitor, and CenturyLink announced its intention to purchase Qwest, a deal that is likely to close during 2011. The increased size and market power of these companies may have adverse consequences for us, and other large mergers may create larger and more efficient competitors. These competitors could focus their large resources on regaining share in the small business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes could have a harmful effect on our future financial results.

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

Our continued success depends on the scalability of our systems and processes. As of December 31, 2010, none of our individual market operations have supported levels of customers substantially in excess of 10,000, and our centralized systems and processes have not supported more than approximately 57,000 customer locations. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. In addition, our growing managed services profile, including our new mobile services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such new services into our existing operations. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.

We depend on local telephone companies for the installation and maintenance of our customers’ T-1 or other access lines and other network elements and facilities.

Our customers’ T-1 or other access lines are installed and maintained by local telephone companies in each of our markets. If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. Since inception, we have experienced routine delays in the installation of T-1 lines by the local telephone companies to our customers in each of our markets, although these delays have not yet resulted in any material impact to our ability to compete and add customers in our markets. Any work stoppage action by employees of a local telephone company that provides us services in one of our markets could result in substantial delays in activating new customers’ lines and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities, and we utilize certain of their network elements. Failure of these elements or damage to a local telephone company’s collocation facility could cause disruptions in our service.

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

We provide some of our existing services, such as secure desktop, by reselling to our customers services provided by third parties, and beginning in the first quarter of 2006, we started offering mobile options integrated with our existing services by reselling mobile services provided by an established national third-party mobile carrier and reselling mobile equipment manufactured by third parties. We do not have control over the networks and other systems maintained by these third parties or their equipment manufacturing processes, facilities or supply chains. If our third-party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us or we may not be able to supply the needed mobile equipment. Any service interruptions experienced by our customers could negatively impact our reputation, cause us to lose customers and limit our ability to attract new customers.

Some of the services we provide are regulated by the FCC, state public service commissions and local regulating governmental bodies. Changes in regulation could result in price increases on the circuits that we lease from the local telephone companies or losing our right to lease these circuits from them.

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

The T-1 and copper loop connections we provide to our customers are leased primarily from our competitors, the local telephone companies. The rules of the FCC, adopted under the Telecom Act, generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible, though we believe unlikely, that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates.

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

Although we expect that we will continue to be able to obtain T-1 and other copper loop connections for our customers, we may not be able to do so at current prices. The pricing for the majority of the T-1 and other copper loop connections we use is established by state regulatory commissions and, from time to time, this pricing is reviewed and the state commission decisions are subject to appeal. If our right to obtain these connections at regulated prices based on incremental costs is further impaired, we will need either to negotiate new commercial arrangements with the local telephone companies to obtain the connections, perhaps at unfavorable rates and conditions, or to obtain other means of providing connections to our customers, which may be expensive and require a long timeframe to implement, either of which may cause us to exit such affected markets and decrease our customer base and revenues.

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

Our customer churn rate may increase.

Customer churn occurs when a customer discontinues service with us, whether voluntary or involuntary, such as a customer going out of business or switching to a competitor. Changes in the economy, increased competition from other providers, or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. Prior to 2007, we historically maintained monthly churn rates of approximately 1.0%. Beginning with the third quarter of 2007, however, we have experienced elevated churn rates that we believe are attributable primarily to the inability of certain of our customers to meet their payment obligations as a result of deteriorating economic conditions. Our Core Managed Services experienced an average monthly churn rate of 1.4% in 2010 compared to 1.5% in 2009. We cannot predict the duration or magnitude of the currently deteriorated economic conditions or its impact on our target of small business customers. We expect our Core Managed Services average monthly churn rate to continue to be greater than 1.0% for at least as long as the current economic environment persists. Higher customer churn rates could adversely impact our revenue growth. A sustained and significant growth in the churn rate could have a material adverse effect on our business.

We obtain the majority of our network equipment and software from a limited number of third-party suppliers. Our success depends upon the quality, availability and price of these suppliers’ network equipment and software.

We obtain the majority of our network equipment and software from a limited number of third-party suppliers. In addition, we rely on these suppliers for technical support and assistance. Although we believe that we maintain good relationships with these suppliers, if any of them were to terminate our relationship or were to cease making the equipment and software we use, our ability to efficiently maintain, upgrade or expand our network could be impaired. Although we believe that we would be able to address our future equipment needs with equipment obtained from other suppliers, we cannot assure that such equipment would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired. In addition, our success depends in part on our obtaining network equipment and software at affordable prices. Significant increases in the price of these products would harm our financial results and may increase our capital requirements.

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

We have entered into agreements with vendors that provide for the development and operation of back office systems, such as ordering, provisioning and billing systems. We also rely on vendors to provide the systems for monitoring the performance and condition of our network. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm our growth and our ability to monitor costs, bill customers and carriers, provision customer orders, maintain the network and achieve operating efficiencies. Such a failure could also negatively impact our ability to retain existing customers or to attract new customers. In December 2010, the organization that provides our customer billing system was sold to Paetec, a competitive local exchange carrier. We are taking steps to mitigate intellectual capital, ongoing development and support risks.

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

The cloud-based computing model presents execution and competitive risks.

We are transitioning to a computing environment characterized by cloud-based services used with smart client devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We are devoting significant resources to develop and deploy our own competing cloud-based software plus services strategies. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies or technologies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic and market share;

•	maintaining the utility, compatibility and performance of our cloud-based services on the growing array of computing devices, including smartphones, handheld computers, netbooks, and tablets; and

•	continuing to enhance the attractiveness of our cloud platforms to third-party developers.

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

The communications industry has experienced, and will probably continue to experience, rapid and significant changes in technology. Technological changes, such as the use of wireless or other alternatives to network access to customers in place of the T-1 or other access lines we lease from the local telephone companies, could render aspects of the technology we employ suboptimal or obsolete and provide a competitive advantage to new or larger competitors who might more easily be able to take advantage of these opportunities. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we do. We cannot provide assurance that we will be able to obtain access to new technologies, or that we will be able to do so as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs. In addition, responding to demand for new technologies would require us to increase our capital expenditures, which may require additional financing in order to fund. As a result of those factors, we could lose customers and our financial results could be harmed.

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

Although we recorded net income of $3.7 million for the year ended December 31, 2008, we recorded a net loss of $1.7 million and $2.2 million in 2010 and 2009, respectively, and have experienced losses in the past. We cannot provide any assurance that we will generate positive income in the future. Future losses could require us to slow our growth and make other changes to our business plans, and could result in an increase in our allowance against our net deferred tax assets.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

We lease a 165,546 square-foot facility for our corporate headquarters in Atlanta, Georgia. We also lease data center facilities in Atlanta and in Dallas, Texas as well as sales office facilities that range between 15,000 to 28,000 square-feet in each of our markets. Our total rental expenses for the year ended December 31, 2010 were approximately $0.7 million for our collocation and data center facilities and approximately $7.7 million for our offices. Additionally, we own a 33,000 square-foot data center in Louisville, Kentucky as a result of a recent acquisition. Management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations. As we expand our business into new markets, we expect to lease additional data center facilities and sales office facilities.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of December 31, 2010, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

Our common stock is currently traded on the Nasdaq Global Market under the symbol “CBEY.”

As of March 3, 2011, there were approximately 58 holders of record of shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on The Nasdaq Global Market:

	Market Prices
	High	Low
Calendar Year 2009
First quarter	$19.49	$12.50
Second quarter	20.80	13.96
Third quarter	16.75	13.34
Fourth quarter	16.63	11.01

Calendar Year 2010
First quarter	$16.23	$10.71
Second quarter	18.05	12.16
Third quarter	15.55	11.59
Fourth quarter	15.89	12.22

As of March 3, 2011, the closing price of our common stock was $12.77.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We issue our employees share-based awards under our 2005 Equity Incentive Award Plan (the “2005 Plan”), which has been approved by our stockholders. The following table provides information as of December 31, 2010 regarding outstanding options and shares reserved for future issuance under the 2005 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2005 Equity Incentive Award Plan	2,385,636	$18.85	122,544
2002 Equity Incentive Award Plan (1)	1,318,714	$7.34	535,993
2000 Equity Incentive Award Plan (1)	1,133	$13.44	—
Equity compensation plans not approved by security holders	—	$—	—

Total	3,705,483	$14.76	658,537

(1)	Shares remaining for issuance under the 2002 Equity Incentive Award Plan and the 2000 Equity Incentive Award Plan were rolled into the 2005 Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Transfer Agent and Registrar

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008, and the consolidated balance sheets data as of December 31, 2010 and 2009, are derived from the audited consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2007 and 2006, and the consolidated balance sheets data as of December 31, 2008, 2007 and 2006, are derived from audited consolidated financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenue	$451,965	$413,771	$349,700	$280,034	$213,886
Operating expenses:
Cost of revenue (exclusive of $34,843, $31,838, $27,779, $22,896 and $22,293 depreciation and amortization, respectively)	146,507	138,093	109,673	84,459	64,294
Selling, general and administrative (exclusive of $24,461, $20,002, $13,797, $9,074 and $5,733 depreciation and amortization, respectively)	248,327	228,506	192,354	153,456	114,408
Transaction costs	755	—	—	—	—
Public offering expenses	—	—	—	2	945
Depreciation and amortization (1)	59,304	51,840	41,576	31,970	28,026

Total operating expenses	454,893	418,439	343,603	269,887	207,673

Operating (loss) income	(2,928)	(4,668)	6,097	10,147	6,213
Other income (expense):
Interest income	2	28	846	2,700	1,919
Interest expense	(281)	(152)	(224)	(252)	(163)
Other income, net	1,867	498	71	—	241

(Loss) income before income taxes	(1,340)	(4,294)	6,790	12,595	8,210
Income tax (expense) benefit	(314)	2,074	(3,094)	8,903	(430)

Net (loss) income	$(1,654)	$(2,220)	$3,696	$21,498	$7,780

(1)	To conform to our current year presentation, we have reclassified amounts previously recognized as depreciation expense to non-operating other income, net. The amount excluded from depreciation and amortization expense for the years ended December 31, 2009, 2008, and 2006 was $489, $71, and $229, respectively (see Note 2 to the consolidated financial statements).

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except per share data and ARPU)
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$26,373	$39,267	$36,975	$56,174	$34,113
Marketable securities	—	—	—	—	9,995
Working capital	(3,568)	19,801	17,681	27,410	20,562
Total assets	257,967	228,891	212,487	198,362	144,393
Non-current portion of contingent consideration (1)	6,035	—	—	—	—
Stockholders’ equity	173,121	158,605	143,535	127,318	91,108

Other Financial Data:
Capital expenditures (2)	62,832	62,126	69,940	57,534	43,867
Net cash provided by operating activities	79,149	62,610	48,628	61,808	43,660
Net cash used in investing activities	(92,619)	(60,729)	(67,640)	(45,089)	(41,294)
Net cash provided (used in) by financing activities	576	411	(187)	5,342	3,995
Net (loss) income per common share, basic	$(0.06)	$(0.08)	$0.13	$0.77	$0.29
Net (loss) income per common share, diluted	$(0.06)	$(0.08)	$0.12	$0.72	$0.27
Weighted average common shares outstanding, basic	29,366	28,753	28,339	27,837	26,951
Weighted average common shares outstanding, diluted	29,366	28,753	29,589	29,989	28,971

Non-GAAP Financial Data:
Total adjusted EBITDA (3)	$72,935	$63,126	$60,560	$52,108	$39,539
Free cash flow (3)	$10,103	$1,000	$(9,380)	$(5,426)	$(4,328)
Core Managed Services ARPU (3)	$700	$744	$752	$748	$747

(1)	Represents the long-term portion of contingent liability related to the acquisitions of MaximumASP and Aretta (see Note 4 to the consolidated financial statements).
(2)	Represents cash and non-cash purchases of property and equipment on a combined basis.
(3)	Adjusted EBITDA, free cash flow and Core Managed Services average monthly revenue per customer location, or ARPU, are not substitutes for revenue, operating (loss) income, net (loss) income, or cash flow from operating activities as determined in accordance with generally accepted accounting principles, or GAAP, as a measure of performance or liquidity. See “Non-GAAP Financial Measure” for our reasons for including adjusted EBITDA and free cash flow data in this report and for material limitations with respect to the usefulness of this measurement. The following table sets forth a reconciliation of total adjusted EBITDA and free cash flow to net (loss) income:

	Year Ended December 31,
	2010	2009	2008	2007	2006
Reconciliation of free cash flow and total adjusted EBITDA to net income (loss):
Total free cash flow	$10,103	$1,000	$(9,380)	$(5,426)	$(4,328)
Capital expenditures	62,832	62,126	69,940	57,534	43,867

Total adjusted EBITDA	$72,935	$63,126	$60,560	$52,108	$39,539
Depreciation and amortization	(59,304)	(51,840)	(41,576)	(31,970)	(28,026)
Non-cash share-based compensation	(15,591)	(15,954)	(12,887)	(9,989)	(4,355)
MaximumASP purchase accounting adjustment (1)	(213)	—	—	—	—
Transaction costs	(755)	—	—	—	—
Public offering expenses	—	—	—	(2)	(945)
Interest income	2	28	846	2,700	1,919
Interest expense	(281)	(152)	(224)	(252)	(163)
Other income (expense), net	1,867	498	71	—	241

Income (loss) before income taxes	(1,340)	(4,294)	6,790	12,595	8,210
Income tax (expense) benefit	(314)	2,074	(3,094)	8,903	(430)

Net (loss) income	$(1,654)	$(2,220)	$3,696	$21,498	$7,780

(1)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value as of the respective acquisition dates for the Cloud Services acquisitions. The reduction of the deferred revenue balances affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. We may have similar adjustments in future periods if we have any new acquisitions.

The following table set forth a reconciliation of total revenue to Core Managed Services ARPU:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except ARPU)
Reconciliation of Core Managed Services ARPU:
Total Revenue	$451,965	$413,771	$349,700	$280,034	$213,886
Cloud Services revenue	(1,791)	—	—	—	—
Intersegment eliminations	7	—	—	—	—

(A) Core Managed Servies net revenue	450,181	413,771	349,700	280,034	213,886
(B) Average Core Managed Services customers	53,588	46,333	38,752	31,192	23,845

Core Managed Services ARPU (A / B /12)	$700	$744	$752	$748	$747

NON-GAAP FINANCIAL MEASURE

Adjusted EBITDA

We use the total adjusted EBITDA of our reportable segments as a principal indicator of the operating performance of our business on a consolidated basis. Our chief executive officer, who is our chief operating decision maker (or “CODM”), also uses our segment adjusted EBITDA to evaluate the performance of our reportable segments. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering expenses or acquisition-related transaction costs, purchase accounting adjustments, gain or loss on disposal of property and equipment and other non-operating income or expense. Our total adjusted EBITDA represents the sum of adjusted EBITDA for each of our segments.

Our total adjusted EBITDA is a non-GAAP financial measure. Our management uses total adjusted EBITDA in its decision-making processes relating to the operation of our business together with GAAP measures such as revenue and income (loss) from operations.

Our calculation of total adjusted EBITDA excludes, when applicable:

•

Non-cash share-based compensation, loss on disposal of property and equipment and other non-operating income or expense, none of which are used by management to assess the operating results and performance of our segments or our consolidated operations;

•	Public offering expenses or acquisition-related transaction costs; and

•

Purchase accounting adjustments, which include the effect on revenue of adjusting acquired deferred revenue balances to fair value as of the respective acquisition date for business acquisitions. The reduction of the deferred revenue balances affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

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

•

any cash requirements for the replacement of assets being depreciated and amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges; and cash used for business acquisitions.

Total adjusted EBITDA is not intended to replace operating income (loss), net income (loss) and other measures of financial performance reported in accordance with GAAP. Rather, total adjusted EBITDA is a measure of operating performance to consider in addition to those measures. Because of these limitations, total adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using total adjusted EBITDA as a supplemental financial measure.

Free Cash Flow

Free Cash Flow represents the cash that a company is able to generate after cash expenses and capital expenditures necessary to maintain or expand its asset base. We define free cash flow as adjusted EBITDA less total capital expenditures.

We believe that Free Cash Flow is an important metric for investors in evaluating how a company is currently using cash generated, and may indicate its ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, payment of dividends, etc. Internally, we have also begun to focus on Free Cash Flow as an important operating performance metric and have designed our corporate bonus compensation plan to utilize Free Cash Flow as a component. However, we believe that Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies. Additionally, we do not present or manage Free Cash Flow on a segment basis.

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

Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded operations into 13 additional markets. During the third quarter of 2010 we launched our 14th market, Boston. As a result of our recent acquisitions (see Note 4 to the consolidated financial statements) and our ongoing Ethernet conversion project (see “Cost of Revenue” section) being implemented throughout our markets, we currently have no plans to expand our operations into any additional markets during 2011. We anticipate resuming our market expansion plan of opening new markets beginning in 2012, depending on economic, regulatory and other conditions, and establishing operations in the 25 largest U.S. markets. Additionally, our recent acquisitions and the establishment of our Cloud Services segment allow us to deliver cloud-based services outside of these target markets (see Note 4 to our consolidated financial statements). The following comprises the historical service launch dates for our current markets (collectively we refer to our market-based segments as our “Core Managed Services”):

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

We aggregate markets with similar economic characteristics for segment reporting. This aggregation is consistent with the direction toward which we are increasingly moving and managing the business. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our CODM now spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets. As such, we have aggregated these mature markets as one reportable segment entitled “Core Managed Services Established Markets.”

The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets and our corporate operations will continue to be presented as separate segments. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise sharing similar economic characteristics as the other established markets. As of June 30, 2010 and September 30, 2010, the San Francisco and Detroit market, respectively, have graduated to the Core Managed Services Established Market grouping due to their achievement of four consecutive fiscal quarters of positive adjusted EBITDA. We have updated our segment disclosure to retroactively present Detroit and San Francisco as established markets in the prior period (see Note 13 to our consolidated financial statements).

At December 31, 2010, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including metropolitan Miami, Minneapolis, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. In the fourth quarter of 2010 after making our recent acquisitions, we established the Cloud Services segment. We consider the Cloud Services segment as a reportable segment because the CODM is managing the Cloud Services segment as a separate business unit in terms of resource allocation and financial performance. Specifically we have established resources and executive leadership solely dedicated to integrating our recent acquisitions into an operating arm of the company that will serve new customers in addition to upselling existing customers.

We focus on adjusted EBITDA as a principal indicator of the operating performance of our business and our reportable segments. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, adjusted EBITDA for a geographic segment does not include corporate overhead expense and other centralized operating costs. We believe that adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

The nature of the primary components of our operating results—revenues, cost of revenue and selling, general and administrative expenses—are described below:

Revenue

We offer integrated managed IT and communications services through our BeyondVoice packages over high capacity bandwidth connections. Our BeyondVoice packages have historically been essentially a single basic product that we offered in three sizes, depending on the customer’s size and need for bandwidth. In March 2010, we began offering our services through BeyondVoice packages that were designed to address the customer’s business needs rather than the size of the customer. Based on our experience since the introduction of these new packages, we determined that modifications to the packages were appropriate and began making package changes in November 2010 and will complete them in the second quarter of 2011. These changes essentially combine a business-needs approach in different sizes and make mobile service an add-on. As the needs of our customers and the relative market change, we will continue to evolve our integrated service offering packages in the future as appropriate.

In addition to our core BeyondVoice packages, through our recent acquisitions we expanded the applications and other offerings we deliver via the cloud, most notably by adding virtual and dedicated servers and cloud PBX services to the suite of products available to our customer base. In addition, our recent acquisitions bring customers and distribution channels not limited to our traditional geographically concentrated markets. We expect to make our historic cloud-based services, such as Virtual Receptionist, Hosted Microsoft Exchange, and secure desktop, available through these channels over time as we integrate the acquired operations. We believe the expansion of our product offering allows us to greatly extend the breadth of services we can deliver to our customers via the web, thus further minimizing or eliminating the need for our customers to invest in complex IT infrastructure and resources while increasing our wallet share opportunity and improving our value proposition. As we continue to focus on and expand our IT services utilizing the cloud, we expect to expand our addressable customer market and provide more innovative technology to new and existing customers.

We believe that these acquisitions provide significant growth opportunities, leverage our existing channels of distribution, and expand our innovative technology and expertise. We anticipate the following benefits to our business:

•	Entry into a large, high growth cloud services market independent of our BeyondVoice product,

•	Expansion of product portfolio of IT services highly relevant to small businesses,

•	Broad geographic opportunity outside Cbeyond’s existing 14-city footprint,

•	Web distribution and private label reseller channels,

•	Significant cross-selling and up-selling opportunities with potential positive impact on our Core Managed Services ARPU,

•	Opportunity to sell Cbeyond’s existing cloud-based services via the acquired online platform in the future,

•	Attractive customer economic model based on server virtualization,

•	New efficient and scalable owned 33,000 square foot data center,

•	And extensible platform to provide additional software and infrastructure-as-a-service offerings.

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

ARPU is impacted by a variety of factors, including: introduction of new packages with different pricing; changes in customers’ demand for certain products or services; changes in customer usage patterns; the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts; the distribution of customer installations during a period; the use of customer incentives employed when needed to be competitive; as well as fluctuations in terminating access rates. Customer revenues represented approximately 98.4%, 98.2% and 98.0% of total revenues in 2010, 2009 and 2008, respectively.

Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues. We do not currently include the Cloud Services segment revenue or the related intercompany segment revenue eliminations to calculate and report ARPU as an operating metric. Thus we only utilize Core Managed Services ARPU as our revenue metric for our traditional business.

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

In addition, we have begun offering our services using Ethernet in place of T-1 circuits in a small number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers bandwidth at speeds well in excess of T-1 circuits while potentially reducing our ongoing operating expenses. While our plans for Ethernet deployment are not final, we expect to rapidly increase the number of customers served via Ethernet beginning in the first quarter of 2011. We currently serve just over 3% of our customers with Ethernet but are ramping up our capabilities to process conversions to Ethernet and expect to have converted at least one-third of our existing customer base by early 2012. We expect to incur capital expenditures of up to $25 million through 2012 associated with the Ethernet conversions and expect to achieve significant access cost savings over time.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections and legal and accounting functions. In addition, share-based compensation expense is included in selling, general and administrative expenses. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include base salaries and office rents. Variable selling costs include commissions, bonuses and marketing materials. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As we expand into new markets, certain fixed costs are likely to increase; however, these increases are usually intermittent and not proportional with the growth of customers.

Reclassifications

Reclassifications have been made within Item 7 herein to the years ended December 31, 2009 and 2008 to classify certain adjustments to liabilities of our former captive leasing entities from Depreciation and amortization to Other income, net. Such reclassifications were made to conform to the current presentation for the year ended December 31, 2010.

Consolidated Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue and Cost of Revenue (Dollar amounts in thousands, except ARPU)

	For the Year Ended December 31,				Change from Previous Periods
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$444,848	98.4%	$406,472	98.2%	$38,376	9.4%
Terminating access revenue	7,117	1.6%	7,299	1.8%	(182)	(2.5)%

Total revenue	451,965		413,771		38,194	9.2%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	64,726	14.3%	54,219	13.1%	10,507	19.4%
Other cost of revenue	60,306	13.3%	52,708	12.7%	7,598	14.4%
Mobile cost	26,712	5.9%	35,635	8.6%	(8,923)	(25.0)%
Telecommunications cost recoveries	(5,237)	(1.2)%	(4,469)	(1.1)%	(768)	17.2%

Total cost of revenue	146,507	32.4%	138,093	33.4%	8,414	6.1%

Gross margin (exclusive of depreciation and amortization):	$305,458	67.6%	$275,678	66.6%	$29,780	10.8%

Customer data:
Core Managed Services customer locations at period end	56,972		50,203		6,769	13.5%

Core Managed Services ARPU	$700		$744		$(44)	(5.9)%

Core Managed Services average monthly churn rate	1.4%		1.5%		(0.1)%

Revenue. Total revenue increased for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to an increase in the average number of Core Managed Services customers and $1.8 million in revenue from our Cloud Services segment. However in comparison to the same periods in 2009, Core Managed Services ARPU for the year ended December 31, 2010 declined $44, or 5.9%. The decline in this ARPU is primarily due to the lower prices of the new packages introduced in 2010, existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages from customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe these declines are related to the effects of the economic recession on customers and increased competitive pressures. This downward pressure has been partially offset by the value delivered through selling additional applications. In addition, we experienced an increase in redemptions of previously issued promotional incentives, which resulted in a reduction to revenue of $1.5 million, or approximately ($2) of Core Managed Services ARPU, in the year ended December 31, 2010. This is compared to an increase to revenue of $0.5 million, or approximately $1 of Core Managed Services ARPU, in the year ended December 31, 2009, related to lower redemptions of previously issued promotional incentives. We believe this change in customer behavior is directly related to the economic environment and competitive pressure.

At this time, we anticipate that our Core Managed Services ARPU will continue to decline in the short-term for the reasons noted above; however, we also anticipate that our new service packages will decrease the rate of the ARPU decline by increasing the ARPU for new customers. Long-term, we expect the introduction and adoption of the newly acquired cloud-based services, as well as new applications and other cloud-based IT services will benefit ARPU.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have declined for the twelve-month comparison periods by approximately $0.2 million primarily due to a billing dispute filed by a major carrier during the third quarter of 2010 which had an overall negative impact on terminating access revenue of approximately $0.6 million in the year ended December 31, 2010. As we continue to evaluate the dispute and pursue a resolution, we are no longer recognizing the access charge revenue associated with this carrier due to the uncertainty of collectability. Terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth and possibly decline if we are unable to reach a favorable resolution regarding the aforementioned dispute or are presented with other billing disputes.

The following comprises the segment contributions to the increase in revenue in the year ended December 31, 2010 as compared to the year ended December 31, 2009:

(Dollar amounts in thousands):

	For the Year Ended December 31,				Change from Previous Periods
	2010		2009
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$417,414	92.4%	$398,904	96.4%	$18,510	4.6%
Core Managed Services Emerging Markets:
Miami	16,557	3.7%	9,027	2.2%	7,530	83.4%
Minneapolis	7,144	1.6%	4,140	1.0%	3,004	72.6%
Greater Washington, D.C. Area	6,291	1.4%	1,603	0.4%	4,688	292.5%
Seattle	2,691	0.6%	97	nm	2,594	nm
Boston	84	nm	—	nm	84	nm

Core Managed Services total emerging markets	32,767	7.2%	14,867	3.6%	17,900	120.4%
Total Core Managed Services	450,181	99.6%	413,771	100.0%	36,410	8.8%
Cloud Services	1,791	0.4%	—	nm	1,791	nm
Intersegment elimination	(7)	nm	—	nm	(7)	nm

Total Revenue	$451,965		$413,771		$38,194	9.2%

nm—not meaningful

Cost of Revenue. The principal driver of the overall increase in cost of revenue is customer growth, reduced by mobile-related cost savings and beneficial telecommunication cost recoveries. Cost of revenue for 2010 also includes $0.4 million related to our Cloud Services segment.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of T-1 circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to the increase in the number of customers. However, we have experienced increased costs as we have expanded in certain markets with higher access fees, sold additional bandwidth to existing customers, and incurred transitional costs while migrating customers to Ethernet technology. We expect circuit access fees as a percentage of revenue to stabilize over time as we convert customers to Ethernet technology, which we believe will save operating costs in the long-term.

The other cost of revenue principally includes components such as long distance charges, installation costs to connect new circuits, the cost of transport circuits between network points of presence, the cost of local interconnection with the local telephone companies’ networks, internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees. Other cost of revenue increased as a percentage of revenue over the prior period primarily due to customer growth outpacing revenue growth.

Mobile-related costs represent the second largest single component of cost of revenue. As a percentage of revenue, mobile service costs benefitted from a reduction in mobile device cost, which is a result of shipping fewer devices in 2010 at a more favorable average cost per device. The reduction in shipments stems from a lower percentage of new customers electing to include mobile services in their package, primarily due to a reduction in our use of promotional and other incentives. Additionally, we have been able to negotiate and achieve more efficient unit service costs. We do not currently anticipate significant changes in the percentage of customers using our mobile service in the future.

Telecommunication cost recoveries are an ongoing operational activity that fluctuate from period to period. During the year ended December 31, 2010, telecommunication cost recoveries increased $0.8 million due to TRRO-related cost recoveries, cost recoveries from negotiated resolutions of billing disputes with our telecommunication vendors across various markets, and performance penalties received from local telephone companies.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Year Ended December 31,				Change from Previous Periods
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$150,205	33.2%	$136,898	33.1%	$13,307	9.7%
Share-based compensation	15,591	3.4%	15,954	3.9%	(363)	(2.3)%
Marketing cost	3,440	0.8%	2,955	0.7%	485	16.4%
Other selling, general and administrative	79,091	17.5%	72,699	17.6%	6,392	8.8%

Total SG&A	$248,327	54.9%	$228,506	55.2%	$19,821	8.7%

Other operating expenses:
Transaction costs	$755	0.2%	$—	nm	$755	nm
Depreciation and amortization	59,304	13.1%	51,840	12.5%	7,464	14.4%

Total other operating expenses	$60,059	13.3%	$51,840	12.5%	$8,219	15.9%

Other data:
SG&A per average Core Managed Services customer	$384		$411		$(27)	(6.6)%

Employees	1,944		1,677		267	15.9%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the year ended December 31, 2010 compared to the year ended December 31, 2009, primarily due to increased employee costs, but decreased as a percentage of revenue during the year ended December 31, 2010 due to lower commission payments, lower share-based compensation expense, a decrease in bad debt expense, greater overall cost control measures, and government incentives of approximately $0.9 million attributable to new jobs created during 2009 and 2010. Higher employee costs, which include salaries, wages, benefits and other compensation paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. Total selling, general and administrative expenses also includes $1.1 million of additional expenses from our new Cloud Services segment in the year ended December 31, 2010.

Share-based compensation expense decreased as a percentage of revenue and overall from the prior year, primarily related to a lower stock price in recent years.

Marketing costs have been stable as a percent of revenues over the prior year. In general, our marketing costs will increase consistent with past practice as we add customers and expand into new markets. Additionally, we expect higher marketing costs in 2011 as we promote our new Cloud Services segment and market the service to new and existing customers.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new and expanded operations needed to keep pace with the growth in customers. The stability as a percentage of revenue is partially attributable to improved bad debt expense over the prior year.

Bad debt expense was $7.5 million, or 1.7% of Core Managed Services revenues, compared to $9.1 million, or 2.2% of revenues, for the years ended December 31, 2010 and 2009, respectively. This decline is primarily driven by our decreased Core Managed Services customer churn rate since typically the rate of bad debts and customer churn are closely related.

Other operating expenses include transaction costs, and depreciation and amortization. Transaction costs include accounting, legal, consulting and other directly related professional fees associated with our recent Cloud Services acquisitions. The increase in depreciation and amortization over the prior year relates primarily to 2010 capital expenditures; $0.5 million of depreciation and amortization from assets acquired through the recent Cloud Services acquisitions; and, a $0.6 million write-down of assets related to the buildout of collocations in a planned new market prior to our decision in mid-December 2010 not to expand into this market in 2011.

Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to continue to decrease as a percentage of revenue. This trend is also expected when slowing the speed of market expansion, and as more markets achieve positive Adjusted EBITDA results, as experienced in the current periods over the prior periods. Since such costs increase relative to customer growth, however, efficiency gains as a percentage of revenue are adversely impacted by declining ARPU, as illustrated by a decline of 6.6% in SG&A costs per average Core Managed Services customer compared to only a marginal improvement in SG&A costs relative to revenues. In addition, transaction costs related to acquisitions or financing activities may adversely affect selling, general and administrative costs in the short term.

Operating Loss

For the year ended December 31, 2010, our operating loss was $2.9 million compared to an operating loss of $4.7 million for the comparable period ended December 31, 2009. Substantially all of the 2010 operating loss was generated in the fourth quarter, which reflects the incurrence of approximately $1.2 million in costs associated with our Ethernet conversion project, $0.8 million of transaction costs from our Cloud Services acquisitions, and $0.6 million in asset write-offs from abandoning a planned market launch. The remaining fourth quarter 2010 operating loss resulted primarily from the decline in Core Managed Services ARPU. The overall improvement in operating loss from 2009 to 2010 is principally attributable to achieving greater scale in our emerging markets. We had nine markets with operating income during the year ended December 31, 2010, compared to seven markets for the comparable period ended December 31, 2009. Additionally, the reduction in mobile-related device and service costs has also contributed to the decreased operating loss in 2010.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Year Ended December 31,				Change from Previous Periods
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$2	nm	$28	nm	$(26)	(92.9)%
Interest expense	(281)	(0.1)%	(152)	nm	(129)	84.9%
Other income, net	1,867	0.4%	498	0.1%	1,369	274.9%
Income tax (expense) benefit	(314)	(0.1)%	2,074	0.5%	(2,388)	(115.1)%

Total	$1,274	0.3%	$2,448	0.6%	$(1,174)	nm

Interest Income. We had insignificant interest income for the year ended December 31, 2010 based on our decision to shift funds from investment to non-interest bearing operating bank accounts. This decision was made because the resulting reduction in bank fees was greater than the amount of interest income we would have earned due to the low rates currently paid on our money market investments.

Interest Expense. The majority of our interest expense for the years ended December 31, 2010 and 2009 relates to commitment fees under our revolving credit facility with our creditor, and were higher in 2010 due to increasing our credit facility from $25.0 million to $40.0 million early in 2010. To a lesser extent, we have also recorded interest expense associated with contingent purchase consideration payable in the future for our recent acquisitions. During years ended December 31, 2010 and 2009, we had no amounts outstanding under our revolving line of credit.

Other income, net. Other income, net relates primarily to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods, as discussed in Note 14 to the consolidated financial statements. During the year ended December 31, 2010, we recognized $1.9 million of income, compared to less than $0.5 million for the comparable period ended December 31, 2009.

Income Tax (Expense) Benefit. In 2010 we recorded income tax expense despite having a pre-tax loss of $1.3 million due to income taxes in states with gross receipts based taxes, which are due regardless of profit levels, and the write-off of certain deferred tax assets associated with share-based transactions (discussed more fully in Note 9 of the consolidated financial statements). We recorded an income tax benefit in 2009 on a pre-tax loss of $4.3 million in 2009. In 2009, we incurred gross receipts based state income taxes as well, but, due to the higher loss before income taxes, they were offset by the effect of the income tax benefit for federal and other non-gross receipts based state taxes. Since gross receipts based taxes are not dependent upon levels of pre-tax income and because we are near break-even at a pre-tax level, these taxes have a significant influence on our effective tax rate. As the operating results for the markets in these states become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline. The income tax amounts recorded in 2010 and 2009 benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.6 million in each year. Income tax expense for 2010 also included activity related to acquisitions made in 2010, which is discussed more fully in Note 9 of the consolidated financial statements.

Our net deferred tax assets, before valuation allowance, totaled approximately $42.2 million and $43.6 million at December 31, 2010 and 2009, respectively, and primarily relate to net operating loss carryforwards. In order to realize the benefits of the net deferred tax assets of $9.0 million recognized at December 31, 2010, we will need to generate approximately $23.3 million in pre-tax income by the end of 2013, which, based on current projected performance, management expects to be able to meet. The majority of pre-tax income is projected to occur in 2012 and 2013, with 2011 projected to be near break-even. The 2011 results are significantly impacted by the expenses associated with the Ethernet conversion project and our integration of the Cloud Services segment, both of which have a significant favorable impact on projected 2012 and 2013 results. If future results are less favorable than our projections or if the projected benefits of our investments fall short of our expectations, we may have to increase our allowance against our net deferred tax asset with a corresponding increase to income tax expense. If we generate taxable income in excess of projections, the result would be a further reduction of the allowance against our net deferred tax asset and a corresponding benefit to income tax expense.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue and Cost of Revenue (Dollar amounts in thousands, except ARPU)

	For the Year Ended December 31,
	2009		2008		Change from Previous
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$406,472	98.2%	$342,874	98.0%	$63,598	18.5%
Terminating access revenue	7,299	1.8%	6,826	2.0%	473	6.9%

Total revenue	413,771		349,700		64,071	18.3%
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	54,219	13.1%	45,358	13.0%	8,861	19.5%
Other cost of revenue	52,708	12.7%	44,051	12.6%	8,657	19.7%
Mobile cost	35,635	8.6%	27,331	7.8%	8,304	30.4%
Telecommunications cost recoveries	(4,469)	(1.1)%	(7,067)	(2.0)%	2,598	(36.8)%

Total cost of revenue	138,093	33.4%	109,673	31.4%	28,420	25.9%

Gross margin (exclusive of depreciation and amortization):	$275,678	66.6%	$240,027	68.6%	$35,651	14.9%

Customer data:
Core Managed Services customer locations at period end	50,203		42,463		7,740	18.2%

Core Managed Services ARPU	$744		$752		$(8)	(1.1)%

Core Managed Services average monthly churn rate	1.5%		1.3%		0.2%

Revenue. Total revenue increased for the year ended December 31, 2009 compared to the year ended December 31, 2008 primarily due to an increase in the average number of customers. However, 2009 Core Managed ARPU, or ARPU declined $8 or 1.1% compared to 2008, with the most significant decline occurring during the fourth quarter of 2009 where ARPU declined to $727, or approximately 3.6% lower than the same period in 2008. The decline in ARPU in 2009 was primarily due to increases in the impact of credits and promotional incentives issued to new customers or to retain existing customers, contract renewals at lower base prices and decreased overage charges stemming from lower levels of voice minutes used in excess of minutes included within our base package. We believe these declines were related to the effects of the economic recession on customers and increased competitive pressures. This downward pressure has been partially offset by an increase in the average applications used per customer to 7.4 in the period ended December 31, 2009 from 7.0 in the period ended December 31, 2008. In addition, we recognized benefits related to reductions to promotional obligations of $0.5 million and $0.6 million (both equating to approximately $1 of ARPU) in the years ended December 31, 2009 and 2008, respectively, related to certain customer promotional liabilities recorded in prior periods.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers increased for the twelve month comparison periods due to our customer growth but have declined as a percentage of ARPU. These terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC.

The following comprises the segment contributions to the increase in revenue in the year ended December 31, 2009 as compared to the year ended December 31, 2008

(Dollar amounts in thousands):

	2009		2008		Change from Previous
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$398,904	96.4%	$347,718	99.4%	51,186	14.7%
Core Managed Services Emerging Markets:
Miami	9,027	2.2%	1,396	0.4%	7,631	nm
Minneapolis	4,140	1.0%	586	0.2%	3,554	nm
Greater Washington, D.C. Area	1,603	0.4%	—	nm	1,603	nm
Seattle	97	nm	—	nm	97	nm

Core Managed Services total emerging markets	14,867	3.6%	1,982	0.6%	12,885	nm

Total Revenue	$413,771		$349,700		$64,071	18.3%

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

Mobile-related costs include monthly recurring base charges or usage-based charges, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers to facilitate their use of our service. These increased monthly recurring mobile service costs have been partially offset by declining per unit rates charged to us by our underlying mobile network provider due to our growing scale and volumes.

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

Telecommunication cost recoveries are an ongoing operational activity that fluctuates from period to period, with occasional transactions that result in benefits that are atypical. In addition to normal activity, and as described in Notes 13 and 14 to the consolidated financial statements, we recognized benefits to cost of revenue of approximately $0.8 million and $2.5 million in the years ended December 31, 2009 and 2008, respectively, relating to negotiating settlements that were less than the recorded liabilities. In 2009, we resolved multiple disputes with a large ILEC that covered multiple markets and paid approximately $2.0 million to resolve liabilities of approximately $2.8 million. In 2008, these settlements related to the Georgia Rate Remand accrual and TRRO liabilities (as described below) that spanned long periods of time. We also recognized an additional $0.9 million in benefits to cost of revenue during the year ended December 31, 2008 relating to a change in estimate associated with shortening the back billing limitation period applicable to certain amounts accrued for the Atlanta operating segment.

Selling, General and Administrative (Dollar amounts in thousands)

	For the Year Ended December 31,
	2009		2008		Change from Previous
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries wages and benefits (excluding share-based compensation)	$136,898	33.1%	$113,575	32.5%	$23,323	20.5%
Share-based compensation	15,954	3.9%	12,887	3.7%	3,067	23.8%
Marketing cost	2,955	0.7%	3,029	0.9%	(74)	(2.4	) %
Other selling, general and administrative	72,699	17.6%	62,863	18.0%	9,836	15.6%

Total SG&A	$228,506	55.2%	$192,354	55.0%	$36,152	18.8%

Other operating expenses:
Depreciation and amortization	51,840	12.5%	41,576	11.9%	10,264	24.7%

Total other operating expenses	$51,840	12.5%	$41,576	11.9%	$10,264	24.7%

Other data:
SG&A per average Core Managed Services customer	$411		$414		$(3)	(0.7	) %

Employees	1,677		1,493		184	12.3%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for 2009 compared to 2008 primarily due to increased employee costs. Higher employee costs, which include salaries, wages, and benefits, and commissions paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. As a percentage of consolidated revenues, the expense increase in 2009 is primarily attributable to continued staffing of our newer markets, expansion of our corporate-based customer service and data center operations. Selling, general and administrative expenses include an increase of $3.1 million in share-based compensation expense for the year ended December 31, 2009. Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue.

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

Other Income (Expense) (Dollar amounts in thousands)

	For the Year Ended December 31,
	2009		2008			Change from Previous
	Dollars	% of Revenue	Dollars	% of Revenue		Dollars	Percent
Interest income	$28	nm	$846	0.2%		$(818)	(96.7	) %
Interest expense	(152)	nm	(224)	(0.1	) %	72	(32.1	) %
Other income (net)	498	0.1%	71	nm		427	nm
Income tax benefit (expense)	2,074	0.5%	(3,094)	(0.9	) %	5,168	(167.0	) %

Total income (expense)	$2,448	0.6%	$(2,401)	(0.7	) %	$4,849	nm

Interest Income. Interest income decreased for the year ended December 31, 2009 primarily as a result of a decision to shift funds from investment to operating bank accounts because the resulting reduction in bank fees was greater than the amount of investment income we would have earned, due to the low rates currently paid on our money market investments. In addition, lower interest rates and lower average cash balances over the year ended December 31, 2009 contributed to the decrease in interest income.

Interest Expense. The majority of our interest expense for the year ended December 31, 2009 and 2008 relates to commitment fees under our revolving credit facility with our creditor. During 2009, we had no amounts outstanding under our revolving line of credit.

Other income, net. Other income, net relates primarily to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods, as discussed in Note 14 to the consolidated financial statements. During the year ended December 31, 2009, we recognized $0.5 million of income, compared to less than $0.1 million for the comparable period ended December 31, 2008.

Income Tax Benefit/(Expense). We recorded an income tax benefit for 2009 compared to income tax expense in 2008 because we incurred a loss before income taxes of $4.3 million in 2009 compared to achieving income before income taxes of $6.8 million in 2008. The income tax benefit for 2009 is net of state income tax expense that results from states with gross-receipts based taxes, which are due regardless of profit levels. The amounts recorded in 2009 and 2008 also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.6 million in 2009 and $0.7 million in 2008. Additionally, the 2009 income tax benefit reflected a benefit from amounts associated with provision to return adjustments and decreased tax expense associated with share based transactions, which are more fully described in Note 9 of the consolidated financial statements.

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

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 13 to our consolidated financial statements hereto.

Liquidity and Capital Resources (Dollar amounts in thousands)

	For the Year Ended December 31,			Change from Previous Period
				Dollars		Percent
	2010	2009	2008	2010 v 2009	2009 v 2008	2010 v 2009		2009 v 2008
Cash Flows:
Provided by operating activities	$79,149	$62,610	$48,628	$16,539	$13,982	26.4%		28.8%
Used in investing activities	(92,619)	(60,729)	(67,640)	(31,890)	6,911	52.5%		(10.2	) %
Provided by financing activities	576	411	(187)	165	598	40.1%		(319.8	) %

Net (decrease)/increase in cash and cash equivalents	$(12,894)	$2,292	$(19,199)	$(15,186)	$21,491	(662.6	) %	(111.9	) %

At December 31, 2010, we had cash and cash equivalents of $26.4 million. The available cash and cash equivalents are held in our bank accounts and money market accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government. To date, we have not experienced any loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to our invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Cash Flows From Operations. Operating cash flows increased primarily from increased revenues along with a higher number of markets that are achieving positive operating cash flows in 2010 and a narrowing of the losses we are incurring in earlier stage markets as they make progress towards profitability. Furthermore as evident in our bad debt expense reduction, collection of accounts receivable has improved in the current year period compared to the prior year period, which is driving $5.6 million of positive cash flow increase over the prior year. We have also experienced cash flow savings from decreasing our inventory purchases as we have a lower percentage of new customers electing to include mobile services in their package. Additionally, as noted below we paid $2.0 million of accrued telecommunication cost settlement in 2009, with no comparable settlements in 2010. These increased operating cash flows were partially offset by higher annual bonus payments made in the current period as well as cash used in and to support our newer markets that do not yet generate positive cash flows from operations. Operating cash flows will also fluctuate favorably or unfavorably depending on the timing of significant vendor payments.

Operating cash flows increased during the year ended December 31, 2009 from the comparable period in 2008 by $14.0 million, or 28.8%. Operating cash flows increased primarily from increased revenues along with an increased number of sales markets that are achieving positive operating cash flows in 2009. These increased operating cash flows were partially offset by additional payments to suppliers and vendors to support these revenues during the year ended December 31, 2009. The increased cash flows from increased revenues were also partially offset by cash used in and to support our newer markets that do not yet generate positive cash flows from operations, as well as those markets we are preparing to launch. Operating cash provided in 2009 includes $1.9 million in lower annual bonuses and other annual compensation payments in 2009 as compared to 2008, as well as settlements in 2009 and 2008 and payments of approximately $2.0 million and $2.9 million related to accrued telecommunication costs from earlier periods that had been in dispute, respectively.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment, which fluctuate depending on growth in customers in our existing markets; the timing and number of facility and network additions needed to support our entry into new markets, expand existing markets and upgrade our network; enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers; and increases to the capacity of our data centers as our customer base and the breadth of our product portfolio expand. In addition, we have made initial investments in the deployment of Ethernet technology to reduce operating expenses and enable the provision of higher bandwidth services to our customers, and we expect to increase our Ethernet investment in future periods. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $62.0 million, $60.7 million and $67.6 million for 2010, 2009 and 2008, respectively. We also incurred non-cash purchases of property and equipment, primarily related to leasehold improvements, which was $0.9 million, $1.5 million and $2.3 million in the 2010, 2009 and 2008, respectively.

Additionally, in the fourth quarter of 2010 we closed our Cloud Services acquisitions and paid closing date consideration of $30.6 million, net of cash acquired. In addition, we expect to pay up to an additional $7.0 million of contingent consideration related to these acquisitions in 2011 and 2012.

Cash Flows From Financing Activities. Cash flows provided by or used in financing activities for all periods presented relate to activity associated with employee stock option exercises and vesting of restricted shares.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other cash requirements associated with our future market expansion plan, depending on economic, regulatory and other conditions. Macroeconomic conditions are expected to continue to have an impact on our cash flows and customer churn rate. Our business plan assumes that cash flow from operating activities of our established markets will offset the negative cash flows from operating activities and cash flows from investing activities with respect to the additional markets we plan to launch. However, due to our recent acquisitions and our Ethernet conversion project, we do not intend to open a new market in 2011 and plan to resume our market expansion plan in 2012. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. We believe that cash on hand is more than sufficient to fund normal operations in 2011 and beyond, including our Ethernet conversion project and our investment in the Cloud Services business. Depending on the speed of conversions, opportunities for increased conversions, and the potential for acceleration of the growth rate in Cloud Services, it is possible that our cash outflows for these investments may not coincide on a short-term basis with cash inflows. In such a circumstance, we may consider it prudent to temporarily draw against our line of credit facility. Further,while we do not anticipate a need for additional access to capital or new financing aside from our line of credit facility in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital that may be needed can be obtained on favorable terms.

Commitments. The following table summarizes our commitments as of December 31, 2010, including commitments pursuant to debt agreements and operating lease obligations:

	Payments Due by Period (Dollars in thousands)
Contractual Obligations	Less than 1 Year	1 to 3 Years	3 to 5 years	More than 5 Years	Total
Operating lease obligations (1)	$10,298	$20,849	$17,401	$8,383	$56,931
Purchase commitments (2)	8,854	1,837	—	—	10,691
Contingent consideration liability (3)	789	6,035	—	—	6,824
Anticipated interest payments (4)	289	600	600	33	1,522

Total	$20,230	$29,321	$18,001	$8,416	$75,968

(1)	We lease office space in several U.S. locations. Operating lease amounts include future minimum lease payments under all our noncancelable operating leases with an initial term in excess of one year.
(2)	Purchase commitments represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services.
(3)	Represents the contingent consideration liability related to the acquisitions of MaximumASP and Aretta (see Note 4 to the consolidated financial statements).
(4)	Anticipated interest payments primarily represent commitment fees related to our open, but unused, line of credit as amended in February 2011.

We are required under certain contractual obligations to maintain letters of credit. As of December 31, 2010, we had outstanding letters of credit totaling $1.3 million, which expire at various dates through May 2018.

Revolving Line of Credit

In addition to the sources of cash noted above, we are party to a credit agreement with Bank of America through our subsidiary, Cbeyond Communications, LLC, or LLC, which provides for a secured revolving line of credit. The credit agreement terms were subsequently amended on July 2, 2007, February 24, 2009, March 3, 2010 and February 22, 2011. As of December 31, 2010, we have an open, undrawn $40.0 million revolving line of credit with Bank of America, of which $38.7 million is available. Availability was reduced due to $1.3 million in letters of credit, which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash.

On February 22, 2011 we entered into the fourth amendment of the credit agreement with Bank of America. The amendment increases the available revolving line of credit from $40.0 million to $75.0 million and extends the termination to February 22, 2016. The amendment also makes certain modifications to the interest and fees, including the applicable margins based on redefined tiers, as well as the commitment fee. The amendment also modifies certain financial covenants. The amendment retains substantially all other stipulations of the original credit agreement. As of the date of this filing, no amounts were drawn on the amended facility, and we had $73.7 million in available capacity. The following description of the line of credit briefly summarizes the facility’s terms and conditions that are material to us.

General. The amended secured revolving line of credit will terminate on February 22, 2016 extended from the original maturity date of March 3, 2013. The revolving line of credit will be available to finance working capital, capital expenditures and other general corporate purposes. Within the facility we have access to a cash management line of credit for up to $5.0 million for cash management purposes. All borrowings will be subject to the satisfaction of customary conditions, including absence of a default and accuracy of representations and warranties.

Interest and Fees. The interest rates applicable to loans under the revolving line of credit are floating interest rates that, at our option, will equal a London Interbank Offered Rate, or LIBO rate, or an alternate base rate plus, in each case, an applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City; (b) the overnight federal funds rate plus 0.50%; and (c) the Eurodollar base rate plus 1.0%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The amended applicable margins for LIBO rate loans or alternate base rate loans are as follows, based on the relative usage amounts:

Usage Amount	Eurodollar Rate	Base Rate
Zero to $75.0 million	1.75%	0.75%

The amended credit agreement superseded the following applicable margins and relative usage amounts, as of December 31, 2010:

Usage Amount	Eurodollar Rate	Base Rate
Zero to $13.3 million	2.25%	1.25%
$13.3 to $26.7 million	2.50%	1.50%
$26.7 to $40.0 million	2.75%	1.75%

In addition, we are required to pay to Bank of America under the amended revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.40% (or 0.50% as of December 31, 2010).

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

Security. The credit agreement is secured by all assets of LLC and is guaranteed by Cbeyond, Inc. (the Parent). All assets of the consolidated entity reside with the LLC entity. In addition, Cbeyond, Inc. has no operations other than those conducted by LLC. Accordingly, all income and cash flows from operations are generated by and belong to LLC and all assets appearing on the consolidated financial statements secure the credit facility. In addition, the facility contains certain restrictive covenants that effectively prohibit us from paying cash dividends.

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

Critical Accounting Policies and Estimates

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

Property, Equipment and Other Long Lived Assets. We utilize significant amounts of property and equipment in providing services to our customers. We use straight-line depreciation for property, equipment, and leasehold improvements over the shorter of the life of the lease or estimated useful lives. Changes in technology or changes in the intended use of property and equipment may cause the estimated useful life or the value of these assets to change. We periodically review the appropriateness of the estimated economic useful lives for each category of property and equipment.

Periodically we assess potential impairment of our property and equipment. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or our overall business strategy, and significant industry or economic trends. When we determine that the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators, we determine the recoverability by comparing the carrying amount of the asset to net future undiscounted cash flows that the asset is expected to generate. We recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset.

Software Development. We capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects. If a project constitutes an enhancement to previously developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus resulting in capitalization. All other software development costs are expensed as incurred. We amortize capitalized software development costs over estimated useful lives of the software.

Goodwill and Intangible Assets. Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, will be evaluated for impairment on an annual basis on October 1, or whenever events or circumstances indicate that impairment may have occurred. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. When evaluating goodwill for impairment, we will first compare the book value of net assets to the fair value of the related operations. If the fair value is determined to be less than book value, a second step will be performed to compute the amount of impairment. We will estimate fair value using a discounted cash flow methodology. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We will evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. As 2010 was the initial year that goodwill was recorded, we will begin our annual impairment analysis as of October 1, 2011.

Intangible assets, including developed technology, customer relationships, non-compete agreements and trade names arising principally from acquisitions, are recorded at cost less accumulated amortization. For intangible assets subject to amortization, impairment is recognized if the carrying amount is not recoverable and the carrying amount exceeds the fair value of the intangible asset.

There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenue, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. Changes in these estimates and assumptions could materially affect the estimated fair value of an asset.

Contingencies. We accrue for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements. Estimates that are particularly sensitive to future changes include those related to tax, legal, and other regulatory matters, changes in the interpretation and enforcement of international laws, and the impact of local economic conditions and practices, which are all subject to change as events evolve and as additional information becomes available during the administrative and litigation process.

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

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At December 31, 2010, all cash and cash equivalents that are held in money market funds invest primarily in short-term U.S. Treasury Obligations and are immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the year ended December 31, 2010 would have changed by less than $0.1 million. This estimate assumes that the change occurred on the first day of 2010 and that all cash and cash equivalents are held in money market funds. However as of December 31, 2010, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

On Internal Control Over Financial Reporting

The Board of Directors and Stockholders of

Cbeyond, Inc. and Subsidiaries

We have audited Cbeyond, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of MaximumASP and Aretta Communications, Inc., which are included in the 2010 consolidated financial statements of the Company and constituted $42.3 million and $33.7 million of total and net assets, respectively, as of December 31, 2010 and $1.8 million and $0.1 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of MaximumASP and Aretta Communications, Inc.

In our opinion, Cbeyond, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 of the Company, and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2011

Report of Independent Registered Public Accounting Firm

On the Consolidated Financial Statements

The Board of Directors and Stockholders of

Cbeyond, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cbeyond, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cbeyond, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2011

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

	As of
	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$26,373	$39,267
Accounts receivable, gross	27,238	30,467
Less: Allowance for doubtful accounts	(2,354)	(2,867)

Accounts receivable, net	24,884	27,600
Prepaid expenses	9,665	7,261
Inventory, net	2,243	2,676
Deferred tax asset, net	938	1,426
Other assets	706	1,343

Total current assets	64,809	79,573
Property and equipment, gross	421,173	353,616
Less: Accumulated depreciation and amortization	(270,482)	(216,722)

Property and equipment, net	150,691	136,894
Goodwill	20,537	—
Intangible assets	10,397	—
Less: Accumulated amortization	(248)	—

Intangible assets, net	10,149	—
Restricted cash	1,295	1,243
Non-current deferred tax asset, net	8,068	8,331
Other non-current assets	2,418	2,850

Total assets	$257,967	$228,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,193	$12,121
Accrued telecommunications costs	16,948	13,705
Deferred customer revenue	10,958	10,047
Other accrued liabilities	24,489	23,899
Current portion of contingent consideration	789	—

Total current liabilities	68,377	59,772
Other non-current liabilities	10,434	10,514
Contingent consideration	6,035	—
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,577 and 28,973 shares issued and outstanding, respectively	296	290
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	299,501	283,337
Accumulated deficit	(126,676)	(125,022)

Total stockholders’ equity	173,121	158,605

Total liabilities and stockholders’ equity	$257,967	$228,891

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Revenue:
Customer revenue	$444,848	$406,472	$342,874
Terminating access revenue	7,117	7,299	6,826

Total revenue	451,965	413,771	349,700

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $34,843, $31,838 and $27,779, respectively, shown separately below)	146,507	138,093	109,673
Selling, general and administrative (exclusive of depreciation and amortization of $24,461, $20,002 and $13,797, respectively, shown separately below)	248,327	228,506	192,354
Transaction costs	755	—	—
Depreciation and amortization	59,304	51,840	41,576

Total operating expenses	454,893	418,439	343,603

Operating (loss) income	(2,928)	(4,668)	6,097
Other income (expense):
Interest income	2	28	846
Interest expense	(281)	(152)	(224)
Other income, net	1,867	498	71

(Loss) income before income taxes	(1,340)	(4,294)	6,790
Income tax (expense) benefit	(314)	2,074	(3,094)

Net (loss) income	$(1,654)	$(2,220)	$3,696

Net (loss) income per common share:
Basic	$(0.06)	$(0.08)	$0.13

Diluted	$(0.06)	$(0.08)	$0.12

Weighted average common shares outstanding:
Basic	29,366	28,753	28,339
Diluted	29,366	28,753	29,589

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2007	28,208	282	253,534	(126,498)	127,318
Exercise of stock options	75	1	764	—	765
Issuance of employee benefit plan stock	95	—	1,409	—	1,409
Share-based compensation from options to employees	—	—	7,387	—	7,387
Share-based compensation from restricted shares to employees	—	—	3,741	—	3,741
Share-based compensation for non-employees	—	—	171	—	171
Vesting of restricted shares	76	1	(1)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(19)	—	(314)	—	(314)
Tax effect of share-based payments	—	—	(638)	—	(638)
Net income	—	—	—	3,696	3,696

Balance at December 31, 2008	28,435	284	266,053	(122,802)	143,535
Exercise of stock options	228	2	1,235	—	1,237
Issuance of employee benefit plan stock	165	2	3,383	—	3,385
Share-based compensation from options to employees	—	—	7,246	—	7,246
Share-based compensation from restricted shares to employees	—	—	6,031	—	6,031
Share-based compensation for non-employees	—	—	217	—	217
Vesting of restricted shares	200	2	(2)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(55)	—	(816)	—	(816)
Tax effect of share-based payments	—	—	(10)	—	(10)
Net loss	—	—	—	(2,220)	(2,220)

Balance at December 31, 2009	28,973	$290	$283,337	$(125,022)	$158,605
Exercise of stock options	233	2	2,094	—	2,096
Issuance of employee benefit plan stock	83	1	2,317	—	2,318
Share-based compensation from options to employees	—	—	4,236	—	4,236
Share-based compensation from restricted shares to employees	—	—	8,828	—	8,828
Share-based compensation for non-employees	—	—	289	—	289
Vesting of restricted shares	388	4	(4)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(100)	(1)	(1,310)	—	(1,311)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(286)	—	(286)
Net income	—	—	—	(1,654)	(1,654)

Balance at December 31, 2010	29,577	$296	$299,501	$(126,676)	$173,121

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net (loss) income	$(1,654)	$(2,220)	$3,696
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59,304	51,840	41,576
Deferred taxes	(586)	(2,731)	2,597
Provision for doubtful accounts	7,459	9,053	6,406
Other non-cash income, net	(1,867)	(498)	(71)
Non-cash share-based compensation	15,591	15,954	12,887
Tax effect of share-based payments	—	10	638
Accretion of acquistion-related contingent consideration	22	—	—
Changes in operating assets and liabilities:
Accounts receivable	(4,687)	(10,268)	(9,625)
Inventory	437	1,351	(1,166)
Prepaid expenses and other current assets	(1,736)	(1,053)	(1,523)
Other assets	641	(177)	(1,652)
Accounts payable	1,644	1,325	(2,187)
Other liabilities	4,581	24	(2,948)

Net cash provided by operating activities	79,149	62,610	48,628
Investing Activities:
Purchases of property and equipment	(61,962)	(60,650)	(67,611)
Acquisition of MaximumASP, net of cash acquired	(28,317)	—	—
Acquisition of Aretta, net of cash acquired	(2,288)	—	—
Increase in restricted cash	(52)	(79)	(29)

Net cash used in investing activities	(92,619)	(60,729)	(67,640)
Financing Activities:
Taxes paid on vested restricted shares	(1,311)	(816)	(314)
Financing issuance costs	(209)	—	—
Tax effect of share-based payments	—	(10)	(638)
Proceeds from exercise of stock options	2,096	1,237	765

Net cash provided by financing activities	576	411	(187)

Net increase (decrease) in cash and cash equivalents	(12,894)	2,292	(19,199)
Cash and cash equivalents at beginning of period	39,267	36,975	56,174

Cash and cash equivalents at end of period	$26,373	$39,267	$36,975

Supplemental disclosure:
Interest paid	$195	$131	$129
Income taxes paid	$891	$1,450	$167
Non-cash purchases of property and equipment	$870	$1,476	$2,329

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

(Amounts in thousands, except per share amounts)

1. Description of Business

Cbeyond, Inc., a managed communications and information technology, or IT, service provider, incorporated on March 28, 2000 in Delaware for the purpose of providing integrated packages of voice, mobile and broadband data services to small businesses in major metropolitan areas across the United States. As of December 31, 2010, these services were provided in metropolitan Atlanta, Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. Area, Seattle and Boston. In addition through our recent acquisitions (see Note 4), we offer cloud-based services throughout the United States and internationally.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiaries (collectively, “we”, “our”, “us” or the “Company”). All intercompany and intersegment balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

We reclassified certain amounts in our prior year’s consolidated financial statements to conform to our current year presentation. The reclassification includes the following:

•

In our December 31, 2009 and 2008 consolidated financial statements, we have reclassified and increased our non-operating other income, net by $489 and $71, respectively, to reflect amounts previously classified as depreciation and amortization resulting from certain adjustments to liabilities of our former captive leasing entities.

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

We offer customers certain web-based services that are hosted on our technology infrastructure. Customers do not take actual license to the related software applications. We also offer cloud-based services such as virtual and dedicated servers and cloud PBX. We determined that these offerings should be accounted for as service arrangements. Because service is provided on a constant basis with no discernable pattern of performance, the related revenue is recognized on a monthly subscription basis, or straight-line, over the respective periods in which customers use the service.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customers who elect to receive mobile service must purchase the mobile handsets directly from us. Mobile handset revenue is recognized at the time of shipment when title to the handset passes to the customer and totaled $2,677, $4,454 and $2,757, or 0.6%, 1.1% and 0.8% of total revenues, in 2010, 2009 and 2008, respectively. Mobile handset revenue is determined based on the amounts collectable from the handset sale and is net of any handset discounts offered to the customer. The net handset revenue is typically less than our cost of the handsets, and we recognize this loss at the time of shipment to the customer.

We recognize revenues and cost of revenues on a gross basis for certain taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions between us and our customers. These taxes and surcharges primarily include universal service fund charges and totaled $12,242, $9,963 and $8,218, respectively, for the years ended December 31, 2010, 2009 and 2008.

If we collect revenue for customer installation services, it is deferred along with a portion of the installation costs, up to the amount of installation revenue collected. The deferred installation revenue and deferred installation costs are recognized over the term of the customer contract.

We offer marketing promotions in the form of various customer rebates and reimbursements that we recognize as reductions of revenue when earned by the customers. Certain of these arrangements require customers to meet specified performance conditions to be earned. If these rebates and reimbursements, or promotional obligations, are not ultimately earned and claimed by the customer, we refer to these unclaimed amounts as “breakage”. Prior to recording breakage, we record these promotions as a reduction to revenue at their maximum amounts due to the lack of sufficient historical experience required under GAAP to estimate the amount that would ultimately be earned and claimed by customers. We record breakage once we gain sufficient historical experience and continually adjust breakage rates as we accumulate additional history. We recognized an unfavorable amount of approximately $1,473, and favorable amounts of approximately $473, and $584 from changes in estimates for these promotions in 2010, 2009 and 2008, respectively.

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

The allowance for doubtful accounts is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including customers’ ability to meet their financial obligations to us, as well as general factors, such as length of time the receivables are past due,

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historical collection experience and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty to ninety days after disconnection of the customers’ service, when our direct collection efforts cease. Customer accounts are generally considered delinquent and the service disconnection process begins when a customer is sixty days in arrears.

The following table summarizes the change in our allowance for doubtful accounts for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Balance at Beginning of Year	Bad Debt Expense	Less Deductions (1)	Balance at End of Year
2010	$2,867	$7,459	$(7,972)	$2,354
2009	2,374	9,053	(8,560)	2,867
2008	2,983	6,406	(7,015)	2,374

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.

Bad debt expense totaled 1.7%, 2.2% and 1.8%, of revenue, in 2010, 2009 and 2008, respectively.

Cash and Cash Equivalents

Cash and cash equivalents include bank deposits and money market funds that invest primarily in securities of the U.S. government. We consider all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Restricted Cash

Restricted cash consists of money market funds held as collateral for letters of credit issued on our behalf (see Note 8). Some vendors providing services to us require letters of credit that may be redeemed in the event we cannot meet our obligations to the vendor. These letters of credit are issued to our vendors under our revolving line of credit, and in return, we are required to maintain cash or cash equivalents on hand with the bank at a dollar amount equal to the letters of credits outstanding. In the event market conditions change and the letters of credit outstanding increase beyond the level of restricted cash on hand at the bank, we will be required to provide additional collateral. Our collateral requirements (restricted cash) were $1,295 and $1,243 as of December 31, 2010 and 2009, respectively.

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network engineering costs incurred during the development phase of our networks are capitalized as part of property and equipment and recorded as construction-in progress until the projects are completed and placed into service.

We capitalize certain internal-use software development costs. For the years ended December 31, 2010, 2009 and 2008, we capitalized $17,068, $12,447 and $11,779, respectively, associated with these software development efforts. These costs are generally amortized to expense over a period of three years depending on the useful life of the related asset.

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

We recognize the benefit of uncertain tax positions when the position taken or expected to be taken in a tax return is more likely than not (i.e., a likelihood of more than fifty percent) of being sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2010 and 2009, we do not have any significant unrecognized tax benefits.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We do not have any interest and penalties accrued, as of December 31, 2010 and 2009, related to unrecognized tax benefits.

Goodwill and Intangible Assets

Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, will be evaluated for impairment on an annual basis on October 1, or whenever events or changes in circumstances indicate that impairment may have occurred. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. When evaluating goodwill for impairment, we will first compare the book value of net assets in a reporting unit to the fair value of the related operations in the same reporting unit. If the fair value is determined to be less than book value, a second step will be performed to compute the amount of impairment. We estimate fair value using a discounted cash flow methodology. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. As 2010 was the initial year that goodwill was recorded, we will begin our annual impairment analysis as of October 1, 2011.

Intangible assets, including developed technology, in-process development, customer relationships, non-compete agreements and trade names arising principally from acquisitions, are recorded at cost and then amortized to operating expense over their estimated useful lives.

Impairment and Other Losses on Long-Lived Assets

We evaluate our long-lived assets used in operations (primarily property and equipment) and intangible assets subject to amortization when events or changes in circumstances indicate that the assets might be

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Our review is at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets.

We occasionally replace equipment and software due to obsolescence and upgrade before the end of its originally estimated useful life and incur losses on the remaining undepreciated cost. In addition, we incur losses on the remaining undepreciated cost of our equipment that we are unable to recover from former customers. This equipment resides at customer locations to enable connection to our telecommunications network. These losses are recorded as additional depreciation and amortization expense in cost of revenue and totaled $2,667, $2,235 and $2,201 for the years ended December 31, 2010, 2009 and 2008, respectively. The 2010 amount includes $585 of charges for the write down of costs related to the build out of collocations in a planned new market prior to our decision in mid-December 2010 not to expand into that market in 2011 (see Note 6).

Marketing Costs

We expense marketing costs, including advertising, as these costs are incurred. Such costs amounted to approximately $3,440, $2,955 and $3,029 during 2010, 2009 and 2008, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of trade accounts receivable, which are generally unsecured, and cash and cash equivalents. Our risk is mitigated by our accounts receivable being diversified among a large number of customers with relatively low average balances segregated by both geography and industry type. Our revenues and receivables are concentrated among small business customers and geographically in the cities in which we operate our Core Managed Services.

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

Contingencies

We accrue for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense straight-line over the period in which the entire grant vests.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basic and Diluted Net (Loss) Income per Share

We calculate basic (loss) income per share by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Our diluted (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are antidilutive, they are excluded from the computation of dilutive (loss) income per share. We were in a loss position for the year ended December 31, 2010 and 2009, resulting in no difference between basic loss per share and diluted loss per share.

The following table summarizes our basic and diluted (loss) income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008
Net (loss) income	$(1,654)	$(2,220)	$3,696

Basic weighted average common shares outstanding	29,366	28,753	28,339
Effect of dilutive securities	—	—	1,250

Diluted weighted average common shares outstanding	29,366	28,753	29,589

Basic (loss) income per common share	$(0.06)	$(0.08)	$0.13
Diluted (loss) income per common share	$(0.06)	$(0.08)	$0.12

Securities that were not included in the diluted net (loss) income per share calculations because they were antidilutive, are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Anti-dilutive shares	5,220	4,985	1,836

3. Accounting Standards

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Accounting Standard Update (ASU) 2009-13, Revenue Arrangements with Multiple Deliverables (currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25). This update provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This update is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We will adopt this pronouncement beginning January 1, 2011 and we do not expect any impact from this adoption.

In December 2010, the Emerging Issues Task Force (EITF) of the FASB issued ASU Update 2010-29, Business Combination (Topic 805), Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 amends the supplementary pro forma disclosure requirements for business combinations. When a public entity’s business combinations are material on an individual or aggregate basis, the notes to its financial statements must provide pro forma revenue and earnings of the combined entity as

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

if the acquisition date had occurred as of the beginning of the current annual period and the comparative prior annual period, respectively. The ASU clarifies that if comparable financial statements are presented, the pro forma disclosures for both periods presented, the year in which the acquisition occurred and the prior year, should be reported as if the acquisition had occurred as of the beginning of the comparable prior annual reporting period only and not as if it had occurred at the beginning of the current annual reporting period. The ASU also expands the supplemental pro forma disclosure requirements to include a description of the nature and amount of any material non-recurring adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010 and should be applied prospectively. As such, ASU 2010-29 did not have any impact to the supplementary pro forma disclosure to our consolidated financial statements for the year ended December 31, 2010.

4. Acquisitions and Goodwill

On November 3, 2010, we acquired substantially all of the net assets of privately-held MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively known as “MaximumASP”). MaximumASP is a cloud server and dedicated hosting provider that delivers its services, including managed virtual servers and dedicated servers, over the Internet to small business customers throughout the world. On October 29, 2010, we acquired 100% of the outstanding voting stock of privately-held Aretta Communications, Inc. (“Aretta”). Aretta offers a cloud server-based private branch exchange (or “PBX”) solution to small businesses throughout the world. We believe our purchase of MaximumASP and Aretta expands our entry into the high growth cloud services market and allows the expansion of our product portfolio of IT services into our small business customer base. It also enables us to serve a broad geographic opportunity outside our existing 14 city footprint. As a result of these acquisitions, we launched the Cloud Services segment in late 2010.

The acquisition-date fair value of the consideration transferred to the shareholders (or “sellers”) of MaximumASP totaled approximately $34,031, which consisted of cash consideration of $28,791, exclusive of $94 of cash acquired, and inclusive of $28,411 paid on the date of closing, $380 paid in February 2011, and contingent consideration of $5,240. The fair value of contingent consideration represents the probability-weighted present value of earn out potential that may be remitted to the sellers, to the extent earned, upon achieving a specified range of revenue targets for the full year ended December 31, 2011 and is payable no later than March 2012. Under the contingent consideration arrangement, we are required to pay the sellers between $0 and $5,400 based on the achievement of revenue targets ranging from $10,800 to $11,400 for the full year ended December 31, 2011. If MaximumASP achieves less than $10,800 in revenue in 2011, no additional consideration will be paid.

The acquisition-date fair value of the consideration transferred to the sellers of Aretta totaled approximately $4,027, which consisted of cash consideration of $2,465, exclusive of $177 of cash acquired, and contingent consideration of $1,562. The fair value of contingent consideration represents the probability-weighted present value of earn out potential that may be remitted to the sellers, to the extent earned, upon achieving certain product development milestones in 2011, as well as upon achieving a specified range of revenue targets for the full year ended December 31, 2011. The revenue-related contingent consideration is payable no later than March 2012. The maximum potential contingent consideration is $1,600, consisting of $800 for the product development milestones and $800 for the 2011 revenue achievement. The 2011 revenue targets range from $1,600 to $2,200 under the arrangement. If the 2011 revenue from Aretta is less than $1,600, then no amount of additional revenue-related consideration will be paid.

The fair value of the arrangement of the contingent consideration was estimated by applying the income approach and was based on significant inputs that are not observable in the market, representing a Level 3

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

measurement as defined under ASC 820, Fair Value Measurements and Disclosures. Key assumptions include the discount rate representative of the time value of money for the period to the settlement date and probability adjusted revenue achievement in calendar year 2011 ranging from $11,350 to over $11,400 for MaximumASP and from $2,000 to over $2,200 for Aretta. As of December 31, 2010, there were no changes in the range of outcomes for the contingent consideration recognized, and the total amount of current and non-current contingent consideration liability recorded was $6,824, inclusive of interest accretion. Additionally, certain sellers of MaximumASP and Aretta became employees of Cbeyond, Inc., and thus the total contingent consideration liability is payable primarily to these employees.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on the respective dates of acquisition. These fair values are preliminary and are subject to change pending the finalization of our valuation procedures:

	MaximumASP	Aretta	Total
Current assets	$179	$183	$362
Property, plant, and equipment	9,803	122	9,925
Identified intangible assets	8,200	2,197	10,397

Total identifiable assets acquired	18,182	2,502	20,684
Accounts payable and accrued liabilities	1,388	150	1,538
Deferred revenue	580	33	613
Deferred tax liability	—	1,012	1,012

Total liabilities assumed	1,968	1,195	3,163

Net identifiable assets acquired	16,214	1,307	17,521
Goodwill	17,817	2,720	20,537

Net assets acquired	$34,031	$4,027	$38,058

All identifiable intangible assets, other than goodwill, were determined to have finite lives ranging from two to ten years. The weighted-average useful life of the identifiable intangible assets associated with MaximumASP is 9.6 years, primarily related to the ten-year life we assigned to the acquired customer relationships, and 4 years associated with Aretta. We recorded $248 of total amortization expense on a straight-line basis for the year ended December 31, 2010 related to these assets.

Goodwill has preliminarily been assigned to our Cloud Services segment, and is primarily attributable to expected synergies unique to our sales and marketing channels that we believe provides us a competitive advantage in the market we serve. All the goodwill related to the MaximumASP acquisition is expected to be deductible for income tax purposes. For Aretta, none of the goodwill is deductible for income tax purposes.

Pro forma Reporting and Transaction Costs

The results of operations of both Maximum and Aretta have been included in our consolidated results of operations from their respective acquisition dates. For the year ended December 31, 2010, our results include $1,791 of revenue and $65 of net income from these acquisitions.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents our pro forma consolidated revenue and net loss as if Maximum and Aretta had been acquired as of January 1, 2010 and 2009, respectively, and had been included in our consolidated results for the entire years ending December 31, 2010 and 2009, respectively. These amounts include pre-acquisition results of Maximum and Aretta and reflect additional depreciation and amortization, and their consequential tax effects, as if the fair value of the acquired assets had been recognized at the beginning of each respective period (unaudited):

	Year ended
	December 31, 2010	December 31, 2009
Revenue	$461,991	$424,493
Net loss	$(2,644)	$(3,561)

All transaction costs associated with the acquisitions have been charged to expense as incurred. For the year ended December 31, 2010, we incurred $755 in total transaction-related costs, and we have separately classified these costs within our operating expenses.

5. Intangible Assets

The following table provides information regarding our intangible assets, none of which is indefinite lived:

		December 31, 2010
Intangible assets:	Useful life range (years)	Gross carrying amount	Accumulated Amortization	Net carrying amount
Customer relationships	10	$7,770	$130	$7,640
In-process Development	—	788	—	788
Developed Technology	3-4	1,572	101	1,471
Trade Name	2-3	204	12	192
Non-competes	2	63	5	58

Total		$10,397	$248	$10,149

Customer relationships are derived from the MaximumASP acquisition and were assigned based on the valuation of single and multi-year customer contracts that are subject to extension, renewal, or termination. In estimating the fair value of these assets, we have assumed renewal of these contracts at a rate consistent with Maximum’s historical experience.

Amortization expense on intangible assets was $248 for the year ended December 31, 2010. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of all the identifiable intangible assets is 8.4 years. As of December 31, 2010, amortization expense on intangible assets for the next five years was expected to be as follows:

Year ending December 31,	Amount
2011	$1,489
2012	1,481
2013	1,420
2014	1,227
2015	777

We had no intangible assets as December 31, 2009.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Property and Equipment

Property and equipment consist of:

	Year Ended December 31,
	Useful Lives	2010	2009
	(In years)
Land		$675	$—
Building	25	5,500	—
IRU	20	1,625	1,625
Network equipment	2-7	236,937	209,350
Leasehold improvements	3-10	27,585	25,578
Computers and software	2-7	121,309	90,886
Furniture and fixtures	5-7	7,354	6,797
Construction-in progress		20,188	19,380

		421,173	353,616
Less accumulated depreciation and amortization		(270,482)	(216,722)

Property and equipment, net		$150,691	$136,894

Beginning in 2007, we began purchasing network capacity under long-term contracts, typically 20 years, for the indefeasible right of use (IRU) of fiber network infrastructure owned by others. These investments are capitalized as part of our network assets because the terms of these contracts represent substantially all of the estimated economic life of the fiber. Once placed in service, IRUs are amortized over the remaining contract term. The first IRU was placed in service in early 2008. Accumulated amortization of these assets totaled $215 and $134 as of December 31, 2010 and 2009, respectively.

We routinely offer certain programs to our customers whereby we will directly pay third party vendors for the costs of installing hardware necessary to provide service at the customer’s location. We capitalize these costs and classify them as network equipment. During the years ended December 31, 2010 and 2009, $2,120 and $2,954 of vendor installation program costs were capitalized as network equipment, respectively.

As a result of our recent acquisitions and our ongoing Ethernet conversion project being implemented throughout our markets, we currently have no plans to expand our operations into any additional geographic markets during 2011. As such we recorded the accelerated depreciation of previously capitalized assets related to the buildout of collocations in a planned new market prior to our decision in mid- December 2010 not to expand into that market in 2011. This resulted in $585 of additional depreciation expense during the year ended December 31, 2010. Additionally, as a result of our recent acquisition, we acquired a data center in Kentucky and have recorded the associated land and building in property and equipment as of December 31, 2010.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Other Accrued Liabilities

	December 31, 2010	December 31, 2009
Accrued bonus	$9,948	$8,740
Accrued other compensation and benefits	2,251	1,631
Accrued sales taxes	1,235	3,137
Accrued other taxes	4,309	4,958
Accrued promotions	1,325	1,699
Deferred rent	10,920	11,260
Other accrued expenses	4,935	2,988

Current and non-current other accrued liabilities	34,923	34,413

Less:
Other non-current liabilities	1,359	914
Non-current portion of deferred rent	9,075	9,600

Total current portion of other accrued liabilities	$24,489	$23,899

8. Revolving Line of Credit

On February 8, 2006, we entered into a credit agreement with Bank of America through our subsidiary, Cbeyond Communications, LLC, or LLC, which originally provided for a secured revolving line of credit for up to $25,000 through February 2011, and was subsequently amended and increased to $40,000. The credit agreement terms were amended on July 2, 2007, February 24, 2009, March 3, 2010, and February 22, 2011.

On February 22, 2011 we entered into the fourth amendment of the credit agreement with Bank of America. The amendment increases the available revolving line of credit from $40,000 to $75,000 and extends the term of the facility to February 22, 2016. The amendment also makes certain modifications to the interest and fees, including the applicable margins based on redefined tiers, as well as the commitment fee. The amendment also modifies certain financial covenants. The amendment retains substantially all other stipulations of the original credit agreement. As of the date of this filing no amounts were drawn on the revolving credit facility, and we had $73,705 in available capacity.

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

Usage Amount	Eurodollar Rate	Base Rate
Zero to $75,000	1.75%	0.75%

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amended credit agreement superseded the following applicable margins and relative usage amounts, as of December 31, 2010:

Usage Amount	Eurodollar Rate	Base Rate
Zero to $13,333	2.25%	1.25%
$13,333 to $26,667	2.50%	1.50%
$26.667 to $40,000	2.75%	1.75%

In addition, we are required to pay to Bank of America under the amended revolving line of credit a commitment fee for unused commitments at a per annum rate of 0.40% (or 0.50% as of December 31, 2010).

The credit agreement is secured by all assets of LLC and is guaranteed by Cbeyond, Inc. (the Parent). All assets of the consolidated entity reside with the LLC entity. In addition, Cbeyond, Inc. has no operations other than those conducted by LLC. Accordingly, all income and cash flows from operations are generated by and belong to LLC and all assets appearing on the consolidated financial statements secure the credit facility. In addition, the facility contains certain restrictive covenants that effectively prohibit us from paying cash dividends.

At December 31, 2010 and 2009, respectively, no amounts were drawn on the revolving credit facility and $38,705 and $23,757 of the $40,000 and $25,000 line of credit was available due to reductions of $1,295 and $1,243 for outstanding letters of credit. The letters of credit are collateralized by our restricted cash (see Note 2). In addition, substantially all of our assets are pledged as collateral under the revolving line of credit with Bank of America.

9. Income Taxes

In 2010, 2009 and 2008, we utilized net operating loss carryforwards to offset the majority of our taxable income. Current income taxes recognized relate primarily to Alternative Minimum Tax (AMT) or to states that either do not have net operating loss carryforwards or that have taxing jurisdictions that do not consider net operating losses.

The current and deferred income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows.

	2010	2009	2008
Current
Federal	$66	$69	$222
State	834	588	910

Total current	900	657	1,132

Deferred
Federal	377	(1,412)	2,502
State	(351)	(741)	134
Change in valuation allowance	(612)	(578)	(674)

Total deferred	(586)	(2,731)	1,962

Income tax provision (benefit)	$314	$(2,074)	$3,094

The current provision for federal income taxes during the years ended December 31, 2010, 2009 and 2008 consisted of AMT because we could only offset 90% of AMT taxable income with AMT net operating losses in

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

those years. AMT payments result in a credit that will be used to offset regular income taxes due in future periods, when and if we pay regular income tax. We also recorded current state tax expense in 2010, 2009 and 2008 primarily as a result of the Texas Margin Tax that totaled $673, $694 and $789 in 2010, 2009 and 2008, respectively. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate.

The 2010 income tax expense also considers the acquisition of and activity related to two acquisitions since the dates of purchase. Basis differences exist for tax deductible goodwill and transaction costs capitalized for tax purposes. In connection with the stock acquisition, initial deferred tax liabilities of $1,012 were recognized for book basis in excess of tax basis for tangible and intangible assets, resulting in an increase to goodwill.

During the twelve months ended December 31, 2010, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $1,094 relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. In addition, a portion of our valuation allowance against other deferred tax assets was no longer required and was reduced as an income tax benefit.

The following table summarizes the significant differences between the U.S. federal statutory tax rate (35%) and our effective tax rate for financial statement purposes for the years ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Federal income tax provision at statutory rate	$(469)	$(1,503)	$2,377
Reduction in 2009 Texas Margin Tax	(4)	(95)	—
State income taxes, net of federal benefit	380	236	679
Nondeductible expenses	279	150	200
Nondeductible share-based compensation costs	808	—	441
Other	1	(78)	71
State tax credits generated in prior year, net of federal tax benefit	(69)	(206)	—
Change in valuation allowance	(612)	(578)	(674)

Income tax provision (benefit)	$314	$(2,074)	$3,094

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases give rise to deferred tax assets and liabilities. As of December 31, 2010 and 2009, the deferred tax assets and liabilities are as follows:

	2010	2009
Deferred tax assets:
Net operating loss (federal and state)	$33,745	$35,589
Deferred rent	4,135	4,265
Allowance for doubtful accounts	896	1,087
Accrued telecommunication liabilities	620	775
Accrued liabilities	1,820	1,374
Share-based compensation expense	12,118	10,674
Other	3,177	2,761

Gross deferred tax assets	56,511	56,525

Deferred tax liabilities:
Property and equipment	12,810	12,283
Intangible Assets	720	—
Other	763	661

Gross deferred tax liabilities	14,293	12,944

Net deferred tax assets	42,218	43,581
Valuation allowance	(33,212)	(33,824)

Net deferred tax assets	9,006	9,757

Less non-current net deferred tax assets	(8,068)	(8,331)

Current net deferred tax assets	$938	$1,426

At December 31, 2010, we have federal net operating loss carryforwards of approximately $118,677 and state net operating loss carryforwards of $105,085, which begin expiring in 2021. The federal net operating loss carryforward consists of net operating losses unrelated to share-based compensation of $82,173 (with a corresponding deferred tax asset of $28,761) and net operating losses related to share-based compensation of $36,504. We follow the “with and without approach”, including indirect effects, which considers the impact of share-based compensation deductions last when computing the tax benefits of share-based compensation. Under this approach, any regular income tax benefit derived from net operating losses related to share-based compensation is reflected as additional paid-in-capital at the time such benefit is realized.

Our net deferred tax assets, before valuation allowance, totaled approximately $42,218 and $43,581 at December 31, 2010 and 2009, respectively, and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at December 31, 2010, we will need to generate approximately $23,300 in pre-tax income by the end of 2013, which, based on current projected performance, management expects to be able to meet. The majority of pre-tax income is projected to occur in 2012 and 2013, with 2011 projected to be near break-even. We believe that the 2011 results will be significantly impacted by the expenses associated with the Ethernet conversion project and our integration of the Cloud Services segment, both of which are projected to have a significant favorable impact on projected 2012 and 2013 results. If future results are less favorable than our projections or if the projected benefits of our investments fall short of our expectations, we may have to increase our allowance against our net deferred tax asset with a corresponding increase to income tax expense. If we generate taxable income in excess of projections, the result would be a further reduction of the allowance against our net deferred tax asset and a corresponding benefit to income tax expense.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We continually evaluate whether we have any limitations on our ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership and periodically engage third party experts to perform a formal study. The most recent formal study was updated through late 2009 with the conclusion that there were ownership changes sufficient to cause an annual limitation on the use of net operating losses. However, the limitation significantly exceeds our projected annual taxable income projections, so we believe the current limitation will have no effect on the ultimate realization of the available net operating losses. However, utilization of these net operating loss carryforwards may be limited in future years if significant ownership changes were to occur subsequent to our most recent study.

The tax years 2007 to 2010, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2001 to 2006 may also be subject to examination.

10. Employee Benefit Plan

401(k) Plan

We have a 401(k) Defined Contribution Retirement Plan (the Plan) for the benefit of eligible employees and their beneficiaries. All regular employees are eligible to participate in the Plan on the first day of the month following 90 days of employment provided they have reached the age of 18. The Plan provides for an employee deferral up to the dollar limit that is set by the IRS.

Effective July 1, 2008, we increased our employer-based match to 50% of contributions up to 4% of eligible compensation to all 401(k) plan participants as well as provided a discretionary contribution of 1.5% of eligible compensation to all Plan eligible employees who were employed on June 30, the last day of the plan year. Our match and discretionary contribution are both funded in Company stock subsequent to the 401(k) plan year-end. Our contribution vests over time; however, the employees may elect to sell the shares immediately in order to diversify their investments. Although the match and contribution are provided in Company shares, Company shares are not otherwise an investment option, and the employees may not use funds in their 401(k) to purchase additional Company shares.

Effective January 1, 2010, the new plan year was January 1 to December 31. Prior to December 31, 2009, the plan year was July 1 to June 30. The plan ended a short year that began July 1, 2009 and ended December 31, 2009 in order to effect the annual plan year change. Effective January 1, 2010, we began to match 100% of the first 1% of eligible compensation contributed, and up to 50% of the next 5% of eligible compensation contributed. The maximum match attainable is 3.5% of eligible compensation. We also eliminated the discretionary match in 2010.

We have a commitment to contribute shares to the Plan at the end of each plan year. The number of shares is variable based on the share price on the last day of the plan year when the obligation becomes fixed and payable.

During the years ended December 31, 2010, 2009 and 2008, we recognized $2,238, $2,460 and $1,588, respectively, of share-based compensation expense relating to the match and contribution under the Plan. As of the last day of the 401(k) plan year, our contribution relating to the year ended December 31, 2010 became fixed based on the active 401(k) plan participants as of the end of the new plan year (December 31). Accordingly, we contributed 153 shares of Company stock to the respective employees’ 401(k) accounts in February 2011.

Additionally, our contribution relating to the plan years ended December 31, 2009 and June 30, 2009 and June 30, 2008 became fixed based on the active 401(k) plan participants at that time, and we contributed 83, 165 and 95 shares of Company stock to the respective employees’ 401(k) accounts in January 2010, July 2009 and July 2008, respectively.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan

We maintain a self-directed, non-qualified unfunded deferred compensation plan that provides supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws for certain executives and other highly compensated employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. Amounts deferred under the plan are invested at the participants’ discretion in various investment choices.

Our deferred compensation obligation for the plan is included on our consolidated balance sheets in other non-current liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statements of operations. Deferred compensation plan assets are included in other non-current assets on our consolidated balance sheets. As of December 31, 2010 and 2009, deferred compensation plan assets are $901 and $596, and plan liabilities are $949 and $586, respectively.

11. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of December 31, 2010, we had 659 share-based awards available for future grant. Compensation expense related to share-based awards for the years ended December 31, 2010, 2009 and 2008 totaled $15,591, $15,954 and $12,887, respectively.

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

Stock Options

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were use to estimate the grant date fair value of options during the years ended December 31, 2010, 2009 and 2008:

	Years ended December 31,
	2010	2009	2008
Grant date fair value	$7.05	$7.82	$8.88
Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	56.3%	58.1%	51.3%
Risk-free interest rate	2.4%	1.9%	2.9%
Expected multiple of share price to exercise price upon exercise	2.2	2.3	2.4
Post vest cancellation rate	2.7%	5.7%	6.2%

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We evaluate the appropriateness of the underlying assumptions each time we estimate the fair value of equity instruments requiring measurement. To assist in validating our assumptions, we periodically engage consultants with relevant experience to assess and evaluate its assumptions.

The risk-free interest rate used in estimating the fair value of options is based on U.S. Treasury zero-coupon securities over the appropriate period. We also use historical data to estimate the expected multiple of share price to exercise price upon exercise, volatility and the post-vest cancellation rate of options granted.

	2010		2009		2008
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	3,894	$14.82	4,212	$14.55	3,476	$14.31
Granted	233	13.24	87	14.37	1,031	17.33
Exercised (A)	(233)	8.99	(228)	5.43	(75)	10.24
Forfeited or cancelled	(188)	21.49	(177)	20.21	(220)	25.19
Expired	(1)	13.43	—	—	—	—

Outstanding at end of year	3,705	14.76	3,894	14.82	4,212	14.55

Vested and expected to vest at end of year (B)	3,663	$14.70	3,842	$14.77	4,056	$14.35

(A)	The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $1,372, $3,090, and $562
(B)	As of December 31, 2010, the aggregate intrinsic value of options vested and expected to vest was $13,717.

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Outstanding (A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$3.88	746	2.24	$3.88	746	2.24	$3.88
11.00 to 14.00	1,524	5.41	11.84	1,278	4.72	11.62
15.00 to 19.00	343	7.63	16.25	199	7.34	16.43
19.01 to 22.00	552	6.71	19.81	354	6.45	19.90
$29.00 to 34.00	423	6.17	29.96	326	6.16	29.97
Over $36.00	117	6.66	38.74	96	6.65	38.64

	3,705	5.30	$14.76	2,999	4.70	$13.85

(A)	As of December 31, 2010, the aggregate intrinsic value of options exercisable was $13,183.

As of December 31, 2010, unrecognized share-based compensation expense related to unvested stock option awards totals approximately $3,873 and is expected to be recognized over a weighted-average period of 1.82 years.

Restricted Shares

Restricted shares generally vest at a rate of 25% per year over four years or at the attainment of certain performance targets as of the determination date, although the Board of Directors may occasionally approve a different vesting period. Restricted shares cancel, where applicable, if service or performance targets have not been met.

During the years ended December 31, 2010, 2009 and 2008, we granted 894, 589, and 703 restricted shares, respectively. Approximately 220 of the restricted shares granted in 2008 were performance shares to certain

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executives for which the ultimate number of shares earned depend upon the attainment of meeting certain EBITDA levels. On February 12, 2010, we cancelled 190 restricted shares whose vesting depended upon meeting certain minimum annual adjusted EBITDA levels by 2010 and 2012 as we determined that achieving the performance criteria necessary for these awards to vest was not probable. On February 25, 2010, the affected executives were granted 160 shares of restricted stock that vest in 50% increments in February 2011 and 2012. The shares were issued at a total grant-date fair value of $2,032. We recognized $811 of share-based compensation expense from these awards during the year ended December 31, 2010.

The following table summarizes our restricted share award activity during the years ended December 31, 2010, 2009 and 2008 (shares in thousands):

	2010		2009		2008
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at beginning of year	1,126	$18.76	844	$21.78	233	$30.94
Granted	894	13.33	589	15.79	703	19.93
Vested (A)	(388)	19.28	(200)	22.79	(76)	30.79
Cancelled	(190)	17.09	—	—	—	—
Forfeited	(129)	14.84	(107)	18.69	(16)	24.88

Outstanding at end of year	1,313	$15.53	1,126	$18.76	844	$21.78

(A)	The fair value of restricted shares that vested during the years ended December 31, 2010, 2009 and 2008 was $5,133, $3,021 and $1,267 respectively.

As of December 31, 2010, unrecognized shared-based compensation expense related to unvested restricted share awards outstanding totals approximately $13,133 and is expected to be recognized over a weighted-average period of 2.18 years.

On October 19, 2010, the Board of Directors approved a voluntary management share-based compensation plan that would allow members of management the option of converting cash performance-based compensation under our corporate bonus plan to shares of common stock based on his or her election to participate in the plan. Eligible participants were given until November 19, 2010 to make the election, and the right to elect to participate expired at that time. Each participant’s performance-based compensation that is eligible for equity conversion is limited to the portion of the corporate bonus plan pertaining to achievement of our revenue target in the fourth quarter of 2010. The number of shares to be granted shall be based on the closing share price of our stock on March 15, 2011. The shares earned by the participants in this plan vest at various points in 2011. During the year ended December 31, 2010, we recognized $234 of share-based compensation expense under this plan, and will recognize the remaining unvested share-based compensation of $226 over a weighted average remaining period of 4 months subsequent to December 31, 2010.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Commitments

We have entered into various non-cancelable operating leases, with expirations through June 2016, for office space used in its operations. We also lease customer circuits from ILECs under minimum agreements for volume and term commitments in order to obtain more favorable pricing on a per circuit basis. Future minimum obligations under these arrangements as of December 31, 2010 are as follows:

	Operating Leases	Purchase Obligations	Anticipated Credit Facility Payments
2011	$10,298	$8,854	$289
2012	10,750	1,312	300
2013	10,099	525	300
2014	9,457	—	300
2015	7,944	—	300
Thereafter	8,383	—	33

Total	$56,931	$10,691	$1,522

Total rent expense for the years ended December 31, 2010, 2009 and 2008 was $8,374, $8,029 and $6,483, respectively. Certain real estate leases have fixed escalation clauses, holidays, and leasehold improvement allowances. Such leasehold improvement allowances were $870, $1,476 and $2,329 in 2010, 2009 and 2008, respectively. These allowances are capitalized as leasehold improvements, which are depreciated over the shorter of their useful lives or the lease term. The benefits of the allowances and the minimum lease payments under such operating leases are recorded on a straight-line basis over the life of the lease. Our lease agreements also generally have lease renewal options that are at our discretion and range in terms. Other non-current liabilities primarily consists of the long-term portion of our deferred rent liability, and is $10,434 and $10,514 as of December 31, 2010 and 2009, respectively.

Our anticipated credit facility payments primarily represent commitment fees related to our open, but unused, line of credit as amended in February 2011 (see Note 8). At December 31, 2010, we had outstanding letters of credit of $1,295. These letters of credit expire at various times through May 2016 and collateralize certain of our obligations to third party vendors.

13. Segment Information

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

We aggregate geographic markets with similar economic characteristics for segment disclosure purposes. This aggregation is consistent with the direction toward which we are increasingly moving and managing the business. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our CODM now spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets. As such, we have aggregated these mature markets as one reportable segment entitled “Core Managed Services Established Markets.”

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets, our corporate operations and cloud services will continue to be presented as separate segments. Our segment disclosure will continue to include individual market data for each geographic market in addition to aggregate data for the established markets as a group. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise sharing similar economic characteristics as the other established markets. As of June 30, 2010 and September 30, 2010, the San Francisco and Detroit market, respectively, have been re-categorized to the Core Managed Services Established Market grouping due to their achievement of four consecutive fiscal quarters of positive adjusted EBITDA. We have updated our segment tables below to retroactively present Detroit and San Francisco as established markets in the prior periods.

At December 31, 2010, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including metropolitan Miami, Minneapolis, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. In the fourth quarter of 2010 after making our recent acquisitions, we established the Cloud Services segment. We consider the Cloud Services segment as a reportable segment because the CODM is managing the Cloud Services segment as a separate business unit in terms of resource allocation and financial performance. Specifically we have established resources and executive leadership solely dedicated to integrating our recent acquisitions into an operating arm of the company that will serve new customers in addition to up selling existing customers.

The operating results and capital expenditures from our market-based segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gain or loss on asset dispositions and non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by our CODM to assess and evaluate the performance of the business and our operating segments, both on a consolidated and on an individual basis.

The tables below present information about our operating segments:

	Twelve Months Ended December 31,
	2010	2009	2008
Revenues
Core Managed Services Established Markets	$417,414	$398,904	$347,718
Core Managed Services Emerging Markets:
Miami	16,557	9,027	1,396
Minneapolis	7,144	4,140	586
Greater Washington DC Area	6,291	1,603	—
Seattle (4)	2,691	97	—
Boston (5)	84	—	—

Core Managed Services total emerging markets	32,767	14,867	1,982
Total Core Managed Services	450,181	413,771	349,700
Cloud Services	1,791	—	—
Intersegment elimination	(7)	—	—

Total revenues	$451,965	$413,771	$349,700

Adjusted EBITDA
Core Managed Services Established Markets (1) (2)	$188,578	$171,227	$149,062
Core Managed Services Emerging Markets:
Miami	(311)	(4,483)	(4,899)
Minneapolis	(949)	(3,881)	(3,182)
Greater Washington DC Area	(4,035)	(5,347)	(594)
Seattle (4)	(5,196)	(1,629)	(11)
Boston (5)	(2,739)	(1)	—

Core Managed Services total emerging markets	(13,230)	(15,341)	(8,686)
Total Core Managed Services	175,348	155,886	140,376
Cloud services	569	—	—
Corporate	(102,982)	(92,760)	(79,816)

Total adjusted EBITDA (3)	$72,935	$63,126	$60,560

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Months Ended December 31,
	2010	2009	2008
Operating income (loss)
Core Managed Services Established Markets (1) (2)	$163,058	$145,212	$125,326
Core Managed Services Emerging Markets:
Miami	(1,947)	(5,685)	(5,477)
Minneapolis	(1,982)	(4,751)	(3,525)
Greater Washington DC Area	(5,480)	(6,423)	(604)
Seattle (4)	(6,085)	(1,820)	(11)
Boston (5)	(2,926)	(2)	—

Core Managed Services total emerging markets	(18,420)	(18,681)	(9,617)
Total Core Managed Services	144,638	126,531	115,709
Cloud services	(158)	—	—
Corporate	(147,408)	(131,199)	(109,612)

Total operating (loss) income (3)	$(2,928)	$(4,668)	$6,097

Depreciation and amortization expense
Core Managed Services Established Markets	$24,681	$25,053	$23,044
Core Managed Services Emerging Markets:
Miami	1,557	1,114	532
Minneapolis	985	817	310
Greater Washington DC Area	1,405	1,023	3
Seattle (4)	852	172	—
Boston (5)	175	1	—

Core Managed Services total emerging markets	4,974	3,127	845
Total Core Managed Services	29,655	28,180	23,889
Cloud services	503	—	—
Corporate	29,146	23,660	17,687

Total depreciation and amortization expense	$59,304	$51,840	$41,576

Capital expenditures
Core Managed Services Established Markets	$22,045	$23,239	$27,154
Core Managed Services Emerging Markets:
Miami	1,706	2,325	3,653
Minneapolis	695	1,158	2,705
Greater Washington DC Area	923	1,253	4,171
Seattle (4)	1,632	3,003	529
Boston (5)	2,099	309	—

Core Managed Services total emerging markets	7,055	8,048	11,058
Total Core Managed Services	29,100	31,287	38,212
Cloud services	413	—	—
Corporate	33,319	30,839	31,728

Total capital expenditures	$62,832	$62,126	$69,940

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Twelve Months Ended December 31,
	2010	2009	2008
Reconciliation of Adjusted EBITDA to net income:
Total adjusted EBITDA for operating segments	$72,935	$63,126	$60,560
Depreciation and amortization	(59,304)	(51,840)	(41,576)
Non-cash share-based compensation	(15,591)	(15,954)	(12,887)
MaximumASP purchase accounting adjustment (6)	(213)	—	—
Transaction costs	(755)	—	—
Interest income	2	28	846
Interest expense	(281)	(152)	(224)
Other income, net	1,867	498	71
Income tax (expense) benefit	(314)	2,074	(3,094)

Net (loss) income	$(1,654)	$(2,220)	$3,696

(1)	During 2008, we settled outstanding cost of revenue obligations relating to previous periods for approximately $2,436 less than the recorded liability, resulting in a benefit to cost of revenue for Core Managed Services Established Markets. See Triennial Review Remand Order discussion in Note 14. We also recognized an additional benefit of approximately $921 in cost of revenue that arose due to a change in estimate relating to shortening the back billing limitation period for certain recorded obligations resulting from regulatory precedents established by the Georgia Public Service.
(2)	During 2010, we recognized a benefit of approximately $724 to cost of revenue for telecommunication cost recoveries. See Triennial Review Remand Order discussion in Note 14.
(3)	During 2009, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $832 less than the recorded liability resulting in a benefit to cost of revenue across several markets.
(4)	We launched service to customers in the Seattle market in the fourth quarter of 2009.
(5)	We launched service to customers in the Boston market in the third quarter of 2010.
(6)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value as of the respective acquisition dates for the Cloud Services acquisitions. The reduction of the deferred revenue balances affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. We may have this adjustment in future periods if we have any new acquisitions.

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of December 31, 2010 and December 31, 2009, respectively, our accrual totals $1,629 and $2,044. The accrued liability balance at December 31, 2010 and December 31, 2009, respectively, includes additional costs of revenue of $309 and $1,214 related to the implementation of TRRO. These additional costs were offset by $724 and $2,207 in reductions to the liability during the year ended December 31, 2010 and December 31, 2009, respectively. The 2009 reductions include settlements relating to negotiating payments that were less than the TRRO liabilities recorded. In connection with these settlements and the back billing limitation referenced in Note 13, we recognized benefits to cost of revenue of approximately $532 (total settlement benefit of $832, however; only $532 is TRRO related) in 2009. All of the aforementioned benefits to cost of revenue were recorded as telecommunications cost recoveries. These estimates of remaining TRRO obligations are for all markets and, where alternate pricing or settlement agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A portion of these accrued expenses have never been invoiced by the ILECs and are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. Unbilled TRRO expenses that pass the statutory back billing period are usually reversed as a benefit to cost of revenue and a reduction of the corresponding liability.

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which range from three to four years. At any point in time, we are undergoing audits that could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation and/or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us. In the course of preparing our financial statements and disclosures, we consider whether information exists which would warrant specific disclosure and/or accrual in such situations. To date, we have been successful in satisfactorily demonstrating our compliance and have concluded audits with either no assessment or assessments that were not material to us. However, we cannot be assured that in every such audit in the future the merits of our position or the reasonableness of our interpretation and application of rules will prevail.

Dissolution of Captive Leasing Subsidiaries

Effective December 31, 2006, we dissolved and collapsed our captive leasing subsidiaries. These subsidiaries historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these subsidiaries. In connection with the dissolution, a final accounting of all activity under the leasing subsidiaries was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing subsidiaries that existed at the time of collapse, are included in Other Accrued Liabilities. Over time, we have adjusted the liabilities related to captive leasing subsidiaries for any statutory periods that have expired. For the year ended December 31, 2010, we recorded adjustments to these liabilities that fell into expired statutory periods resulting in a benefit of $1,867, to other income, net. Statutory periods will continue to expire through the first quarter of 2011.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of December 31, 2010, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenue	$110,515	$111,753	$113,456	$116,241
Gross profit (exclusive of depreciation and amortization)	74,126	76,450	77,163	77,719
Depreciation and amortization expense	14,282	14,331	14,506	16,185
Operating income (loss)	572	148	(771)	(2,877)
Income (loss) before income taxes	2,064	202	(751)	(2,855)
Net income (loss)	1,039	(98)	(608)	(1,987)
Net income (loss) per common share—basic	0.04	—	(0.02)	(0.07)
Net income (loss) per common share—diluted	0.03	—	(0.02)	(0.07)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2009
Revenue	$98,260	$101,837	$105,955	$107,719
Gross profit (exclusive of depreciation and amortization)	66,381	67,372	69,931	71,994
Depreciation and amortization expense	11,633	12,134	13,259	14,814
Operating (loss) income	(713)	(1,954)	(2,131)	130
(Loss) income before income taxes	(682)	(1,832)	(2,154)	374
Net income (loss)	59	(2,206)	(998)	925
Net income (loss) per common share—basic	—	(0.08)	(0.03)	0.03
Net income (loss) per common share—diluted	—	(0.08)	(0.03)	0.03

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report On Internal Control Over Financial Reporting

On November 2, 2010, we acquired substantially all of the net assets of privately-held MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively “MaximumASP”). On October 29, 2010, we acquired 100% of the outstanding voting stock of privately-held Aretta Communications, Inc. As permitted by Securities and Exchange Commission guidance, the scope of our Section 404 evaluation for the fiscal year ended December 31, 2010 excludes the internal control over financial reporting of the acquired operations of MaximumASP or Aretta. MaximumASP and Aretta are included in our consolidated financial statements from the date of acquisition. MaximumASP and Aretta represented approximately $42.3 million and $33.7 million of total assets and net assets, respectively, as of December 31, 2010 and approximately $1.8 million and $0.1 million of revenues and net income, respectively, for the year then ended. From the acquisition date to December 31, 2010, the processes and systems of the acquired operations were discrete and did not significantly affect our internal control over financial reporting for our other consolidated subsidiaries.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has audited and reported on our consolidated financial statements and the effectiveness of our internal control over financial reporting, which appear in Item 8 of this Annual Report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in our definitive proxy statement issued in connection with the 2011 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Participation” issued in connection with the 2011 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners” issued in connection with the 2011 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2011 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2011 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2010 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements.

The response to this item is included in Item 8.

      (2) Financial Statement Schedule. None

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

See the response to Item 15(b) below.

(b) Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1(a)	Asset Purchase Agreement, dated November 3, 2010, by and among the Company, Cbeyond Communications, LLC, MaximumASP, LLC, MaximumColo, LLC and Maximum Holdings, LLC, and Silas Boyle and Wade Lewis, each in his individual capacity.

3.1(b)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.

3.2(c)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.

10.1(c)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.

10.2(c)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.3(c)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.

10.4(c)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.

10.5(c)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.6(c)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.

10.7(c)	Form of Amended and Restated At-Will Employment Agreement.

10.8(d)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.9(e)	First Amendment to Credit Agreement, dated as of July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.10(f)	Form of Indemnity Agreement by and between Cbeyond and each of the executive officers.

10.11(g)	Form of At-Will Employment Agreement by and between Cbeyond and James Geiger.

10.12(g)	Form of At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate.

10.13(g)	Form of At-Will Employment Agreement by and between Cbeyond and each of Robert Morrice, Brooks Robinson, Chris Gatch, Joseph Oesterling and Richard Batelaan.

Exhibit No.	Description of Exhibit

10.14(h)	Waiver and Second Amendment to Credit Agreement, dated as of February 24, 2009, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.15(i)	Cbeyond Inc.’s 2005 Equity Incentive Award Plan, as amended and restated on June 12, 2009.

10.16(i)	Cbeyond Inc.’s Senior Executive Bonus Plan, as adopted on June 12, 2009.

10.17(j)	Third Amendment to Credit Agreement, dated as of March 3, 2010, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.18(k)	Fourth Amendment to Credit Agreement, dated as of February 22, 2011, by and among Cbeyond Communications, LLC, Bank of America and other parties thereto.

14.1(l)	Cbeyond Inc.’s Code of Ethics

21.1	Subsidiaries of Cbeyond, Inc. (filed herewith)

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).

31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a)	Incorporated by reference to Form 8-K dated November 3, 2010 filed on November 3, 2010 (File No. 000-51588).
(b)	Incorporated by reference to Registration Statement on Firm S-1 filed on September 19, 2006 (File No. 333-137445), as amended by Amendment No. 1 filed on September 25, 2006.
(c)	Incorporated by reference to Registration Statement on Form S-1 filed on May 16, 2005 (File No. 333-124971), as amended by Amendment No. 1 filed on June 30, 2005, by Amendment No. 2 filed on July 27, 2005, by Amendment No. 3 filed on August 24, 2005, by Amendment No. 4 filed on September 20, 2005, by Amendment No. 5 filed on October 3, 2005, by Amendment No. 6 filed on October 5, 2005, by Amendment No. 7 filed on October 7, 2005 and by Amendment No. 8 filed on October 27, 2005.
(d)	Incorporated by reference to Form 8-K dated February 14, 2006 filed on February 14, 2006 (File No. 000-51588).
(e)	Incorporated by reference to Form 10-Q for second quarter 2007, filed on August 7, 2007 (File No. 000-51588).
(f)	Incorporated by reference to Form 10-Q for third quarter 2007 filed on November 6, 2007 (File No. 000-51588).
(g)	Incorporated by reference to Exhibits 10.11, 10.12 and 10.13 of Form 10-K for the fiscal year ended December 31, 2007 filed on February 29, 2008 (File No. 000-51588).
(h)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2008 filed on March 6, 2009 (File No. 000-51588).
(i)	Incorporated by reference to Cbeyond Inc.’s definitive proxy statement for the 2009 Annual Meeting of Stockholders filed on April 24, 2009 (File No. 000-51588).
(j)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010 (File No. 000-51588).
(k)	Incorporated by reference to Form 8-K dated February 28, 2011 filed on February 28, 2011 (File No. 000-51588).
(l)	Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005 filed on March 31, 2006 (File No. 000-51588).

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

Signature	Title	Date

/s/ James F. Geiger James F. Geiger	Chairman, President and Chief Executive Officer	March 10, 2011

/s/ J. Robert Fugate J. Robert Fugate	Executive Vice President and Chief Financial Officer	March 10, 2011

/s/ Henry C. Lyon Henry C. Lyon	Vice President and Chief Accounting Officer	March 10, 2011

/s/ John Chapple John Chapple	Director	March 10, 2011

/s/ Douglas C. Grissom Douglas C. Grissom	Director	March 10, 2011

/s/ D. Scott Luttrell D. Scott Luttrell	Director	March 10, 2011

/s/ Martin Mucci Martin Mucci	Director	March 10, 2011

/s/ Kevin Costello Kevin Costello	Director	March 10, 2011

/s/ David A. Rogan David A. Rogan	Director	March 10, 2011

/s/ Larry Thompson Larry Thompson	Director	March 10, 2011