Form 10-Q
period 2011-03-31
CBEYOND, INC.
filed 2011-05-05
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 2, 2010
Common Stock, $0.01 par value	31,282,232

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; the risk that the anticipated benefits, growth prospects and synergies expected from our acquisitions may not be fully realized or may take longer to realize than expected; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for the acquired products and technologies; delays, disruptions, costs and challenges associated with integrating acquired companies into our existing business, including changing relationships with customers, employees or suppliers; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; our ability to retain and motivate key employees from the acquired companies; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2010 and any updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K and this report in the sections titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. Financial Information

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$17,260	$26,373
Accounts receivable, gross	26,078	27,238
Less: Allowance for doubtful accounts	(2,150)	(2,354)

Accounts receivable, net	23,928	24,884
Prepaid expenses	9,276	9,665
Inventory, net	1,470	2,243
Deferred tax asset, net	887	938
Other assets	573	706

Total current assets	53,394	64,809
Property and equipment, gross	438,960	421,173
Less: Accumulated depreciation and amortization	(283,400)	(270,482)

Property and equipment, net	155,560	150,691
Goodwill	20,445	20,537
Intangible assets	10,397	10,397
Less: Accumulated amortization	(620)	(248)

Intangible assets, net	9,777	10,149
Restricted cash	1,295	1,295
Non-current deferred tax asset, net	8,283	8,068
Other non-current assets	2,756	2,418

Total assets	$251,510	$257,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,282	$15,193
Accrued telecommunications costs	17,405	16,948
Deferred customer revenue	11,067	10,958
Other accrued liabilities	16,359	24,489
Current portion of contingent consideration	6,856	789

Total current liabilities	65,969	68,377
Other non-current liabilities	10,437	10,434
Contingent consideration	—	6,035
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,985 and 29,577 shares issued and outstanding, respectively	300	296
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	301,621	299,501
Accumulated deficit	(126,817)	(126,676)

Total stockholders’ equity	175,104	173,121

Total liabilities and stockholders’ equity	$251,510	$257,967

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Revenue:
Customer revenue	$117,476	$108,624
Terminating access revenue	1,502	1,891

Total revenue	118,978	110,515

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $9,196 and $8,354, respectively, shown separately below)	39,596	36,389
Selling, general and administrative (exclusive of depreciation and amortization of $7,266 and $5,928, respectively, shown separately below)	64,346	59,272
Transaction costs	107	—
Depreciation and amortization	16,462	14,282

Total operating expenses	120,511	109,943

Operating (loss) income	(1,533)	572
Other income (expense):
Interest expense	(100)	(45)
Other income, net	1,210	1,537

(Loss) income before income taxes	(423)	2,064
Income tax benefit (expense)	282	(1,025)

Net (loss) income	$(141)	$1,039

Net (loss) income per common share:
Basic	$—	$0.04

Diluted	$—	$0.03

Weighted average common shares outstanding:
Basic	29,797	29,099
Diluted	29,797	30,179

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital		Total Stockholders’ Equity
	Shares	Par Value		Accumulated Deficit
Balance at December 31, 2010	29,577	$296	$299,501	$(126,676)	$173,121
Exercise of stock options	11	—	123	—	123
Issuance of employee benefit plan stock	153	2	43	—	45
Share-based compensation from options to employees	—	—	901	—	901
Share-based compensation from restricted shares to employees	—	—	2,531	—	2,531
Share-based compensation for non-employees	—	—	70	—	70
Vesting of restricted shares	363	4	(4)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(119)	(2)	(1,544)	—	(1,546)
Net loss	—	—	—	(141)	(141)

Balance at March 31, 2011	29,985	$300	$301,621	$(126,817)	$175,104

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Operating Activities:
Net (loss) income	$(141)	$1,039
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,462	14,282
Deferred taxes	(164)	(32)
Provision for doubtful accounts	1,478	2,137
Other non-cash income, net	(1,210)	(1,547)
Non-cash share-based compensation	4,286	3,701
Change in acquisition-related contingent consideration	32	—
Changes in operating assets and liabilities:
Accounts receivable	(522)	(1,848)
Inventory	773	(10)
Prepaid expenses and other current assets	522	649
Other assets	2	62
Accounts payable	(911)	(69)
Other liabilities	(6,799)	(1,190)

Net cash provided by operating activities	13,808	17,174
Investing Activities:
Purchases of property and equipment	(20,778)	(13,227)
Additional acquisition consideration	(380)	—
Decrease in restricted cash	—	108

Net cash used in investing activities	(21,158)	(13,119)
Financing Activities:
Taxes paid on vested restricted shares	(1,546)	(826)
Financing issuance costs	(340)	(141)
Proceeds from exercise of stock options	123	223

Net cash used in financing activities	(1,763)	(744)

Net (decrease) increase in cash and cash equivalents	(9,113)	3,311
Cash and cash equivalents at beginning of period	26,373	39,267

Cash and cash equivalents at end of period	$17,260	$42,578

Supplemental disclosure:
Interest paid	$63	$39
Income taxes paid	$2	$1
Non-cash purchases of property and equipment	$184	$—

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business

Cbeyond, Inc., a managed information technology, or IT, and communications service provider, incorporated on March 28, 2000 in Delaware. As of March 31, 2011, we provide Core Managed Services to small businesses located in 14 metropolitan markets (see Item 2, and Note 7 to the condensed consolidated financial statements) where we deliver integrated packages of managed IT and communications services, including broadband circuits as part of our service (our “BeyondVoice” package). In addition, we offer Cloud Services that are delivered separately from broadband circuits such as virtual and dedicated cloud servers, and cloud private branch exchange, throughout the United States and internationally.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Basic and Diluted Net (Loss) Income per Share

We calculate basic (loss) income per share by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Our diluted (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are antidilutive, they are excluded from the computation of dilutive (loss) income per share. We were in a loss position for the three months ended March 31, 2011, resulting in no difference between basic loss per share and diluted loss per share.

The following table summarizes our basic and diluted (loss) income per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net (loss) income	$(141)	$1,039

Basic weighted average common shares outstanding	29,797	29,099
Effect of dilutive securities	—	1,080

Diluted weighted average common shares outstanding	29,797	30,179

Basic (loss) income per common share	$—	$0.04
Diluted (loss) income per common share	$—	$0.03

Securities that were not included in the diluted net (loss) income per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (see Note 4), are as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Anti-dilutive shares	5,105	2,238

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (FASB) approved for issuance Accounting Standard Update (ASU) 2009-13, Revenue Arrangements with Multiple Deliverables (currently within the scope of Accounting Standards Codification (ASC) Subtopic 605-25). This update provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. This update is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. We adopted ASU 2009-13 on January 1, 2011 on a prospective basis, and the adoption did not have any effect on our condensed consolidated financial statements.

Note 3. Acquisitions and Goodwill

On November 3, 2010, we acquired substantially all of the net assets of privately-held MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively known as “MaximumASP”). MaximumASP is a cloud server and dedicated hosting provider that delivers its services, including managed virtual servers and dedicated servers, over the Internet to small business customers throughout the world. On October 29, 2010, we acquired 100% of the outstanding voting stock of privately-held Aretta Communications, Inc. (“Aretta”). Aretta offers a cloud server-based private branch exchange (or “PBX”) solution to small businesses throughout the world. Our purchase of MaximumASP and Aretta expands our entry into the high growth cloud services market and allows the expansion of our product portfolio of IT services into our small business customer base. It also enables us to serve a broad geographic opportunity outside our existing 14-city footprint. As a result of these acquisitions, we launched the Cloud Services segment in late 2010.

The fair value of the contingent consideration was estimated by applying the income approach and was based on significant inputs that are not observable in the market, representing a Level 3 measurement as defined under ASC 820, Fair Value Measurements and Disclosures. Key assumptions include the discount rate representative of the time value of money for the period to the settlement date and probability adjusted revenue achievement in calendar year 2011 ranging from $11,350 to over $11,400 for MaximumASP and from $2,000 to over $2,200 for Aretta. As of March 31, 2011, there were no changes in the range of outcomes for the contingent consideration recognized, and the total amount of contingent consideration liability recorded was $6,856, inclusive of $32 of increased fair value adjustment recorded during the three months ended March 31, 2011. Additionally, we have classified the entire amount as a current liability as of March 31, 2011 due to anticipated payment within one year.

The fair values of the assets acquired and liabilities assumed are still considered preliminary as of March 31, 2011 and are subject to change pending the finalization of our valuation procedures. There are no significant changes in fair value assigned to the acquired assets and liabilities since December 31, 2010. Goodwill has decreased $92 from $20,537 at December 31, 2010 to $20,445 as of March 31, 2011, primarily as a result of income tax related adjustments associated with the acquired assets and liabilities of Aretta. During the quarter, we also paid $380 in additional purchase consideration to the shareholders of MaximumASP. Goodwill is preliminarily assigned to our Cloud Services segment.

Note 4. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Beginning in 2011, the vesting of 50% of the share-based awards for our Chief Executive Officer are contingent on attaining certain financial performance metrics. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of March 31, 2011, we had 952 share-based awards available for future grant. Compensation expense related to share-based awards for the three months ended March 31, 2011 and 2010 totaled $3,711 and $3,165, respectively.

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

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2011	3,705	1,313
Granted	189	364
Stock options exercised (A)	(11)	—
Restricted stock vested (B)	—	(364)
Forfeited or cancelled	(63)	(33)
Stock options expired	—	—

Outstanding, March 31, 2011	3,820	1,280

Options exercisable, March 31, 2011	3,170	—

(A)	The total intrinsic value of options exercised during the three months ended March 31, 2011 was $37.

(B)	The fair value of restricted shares that vested during the three months ended March 31, 2011 was $4,744.

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were use to estimate the grant date fair value of options during the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Grant date fair value	$6.49	$6.93
Expected dividend yield	0.0%	0.0%
Expected volatility	53.2%	56.6%
Risk-free interest rate	2.9%	2.4%
Expected multiple of share price to exercise price upon exercise	2.0	2.2
Post vest cancellation rate	1.1%	3.0%

As of March 31, 2011, we had $4,157 and $15,053 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which are both expected to be recognized over a weighted average period of 2.5 years.

During the quarter, management approved a mandatory share-based compensation plan for our management team that provides for the settlement of a portion of performance-based compensation under our corporate bonus plan with shares of common stock. The portion of performance-based compensation that will be settled in equity is 20% of the annual bonus payout for each respective member of management based on the 2011 annual corporate bonus performance criteria that are established by management and approved by the Board of Directors. The number of shares to be granted shall be based on the closing share price of our stock on the date we pay the cash payout of the corporate bonus plan, which is expected to be in March 2012. The shares earned by the participants in this plan vest at various points in 2012. During the quarter ended March 31, 2011, we recognized $209 of share-based compensation expense under this plan, and will recognize the remaining share-based compensation expense associated with the shares payable under this program of $824 over a weighted average remaining period of 11.4 months subsequent to March 31, 2011.

We also have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the “Plan”) at the end of each Plan year (December 31). The number of shares to be contributed is variable based on the share price on the last day of the Plan year when the obligation becomes fixed and payable. Based on the March 31, 2011 share price, 51 shares would be required to satisfy the $598 obligation as of March 31, 2011, assuming all participants were fully vested as of March 31, 2011. The ultimate number of shares relating to the obligation at March 31, 2011 will be higher or lower depending on whether the share price on December 31, 2011 has decreased or increased from the March 31, 2011 share price. In addition, the shares that will be issued December 31, 2011 will increase relating to further obligations accruing from March 31, 2011 to December 31, 2011. During the three months ended March 31, 2011, we recognized $575 of share-based compensation expense related to the Plan as compared to $536 for the three months ended March 31, 2010.

Note 5. Income Taxes

The following table summarizes significant components of our income tax rate and our effective tax rate for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
Federal income tax expense (benefit) at statutory rate	$(147)	(35.0)%	$722	35.0%
State income tax expense, net of federal effect	(111)	(26.2)%	514	24.9%
Nondeductible expenses	(27)	(6.4)%	151	7.3%

Estimated annual effective tax rate		(67.6)%		67.2%
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	900	213%	301	14.6%
Change in valuation allowance	(900)	(213)%	(612)	(29.7)%
Other	3	0.8%	—	—
State tax credits, net of federal tax benefit	—	—	(51)	(2.5)%

Total	$(282)	(66.8)%	$1,025	49.6%

We recognized interim period income tax expense (benefit) by determining an estimated annual effective tax rate and then applied this rate to the pre-tax income (loss) for the year-to-date period. Our 2011 and 2010 income tax expenses include the effects of certain transactions that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the three months ended March 31, 2011 and 2010, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $900 and $612 (in 2011 and 2010, respectively) relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes. In 2010, the charge went first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. Because the 2010 write-off of the stock compensation deferred tax asset reduced the accumulated additional-paid-in-capital pool to zero, the entire $900 of the 2011 write-off of deferred tax assets related to stock compensation went to income tax expense. This portion of our valuation allowance against the stock compensation deferred tax assets was no longer required and was reduced as an offsetting $900 income tax benefit.

Our net deferred tax assets, after valuation allowance, totaled approximately $9,170 at March 31, 2011 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at March 31, 2011, we will need to generate approximately $25,800 in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which are reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Note 6. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	March 31, 2011	December 31, 2010
Accrued bonus	$3,555	$9,948
Accrued other compensation and benefits	3,395	2,251
Accrued sales taxes	—	1,235
Accrued other taxes	3,199	4,309
Accrued promotions	1,288	1,325
Deferred rent	10,688	10,920
Other accrued expenses	4,671	4,935

Current and non-current other accrued liabilities	26,796	34,923
Less:
Other non-current liabilities	1,543	1,359
Non-current portion of deferred rent	8,894	9,075

Total current portion of other accrued liabilities	$16,359	$24,489

Accrued sales tax represented the remaining liabilities related to the dissolution of our captive lease entities. As of March 31, 2011, all statutory periods have expired and no liability remains (see Note 8).

Note 7. Segment Information

We aggregate geographic markets with similar economic characteristics for segment disclosure purposes. This aggregation is consistent with how we manage the business. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our chief operating decision maker, or CODM, spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets. As such, we have aggregated these established markets as one reportable segment entitled “Core Managed Services Established Markets.”

The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise share similar economic characteristics as the other established markets. As of June 30, 2010 and September 30, 2010, the San Francisco and Detroit market, respectively, have been re-categorized to the Core Managed Services Established Market grouping due to their achievement of four consecutive fiscal quarters of positive adjusted EBITDA. We have updated our segment tables below to retroactively present Detroit and San Francisco as established markets in the prior periods.

At March 31, 2011, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including metropolitan Miami, Minneapolis, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. The Cloud Services segment was established in the fourth quarter of 2010 after our recent acquisitions. We consider the Cloud Services segment as a reportable segment because the CODM is managing the Cloud Services segment as a separate business unit in terms of resource allocation and financial performance. Specifically we have established resources and executive leadership solely dedicated to integrating our recent acquisitions into an operating arm of the company that will serve new customers in addition to up selling existing customers.

The operating results and capital expenditures from our market-based segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer T-1 or ethernet access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

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

The tables below present information about our operating segments:

	Three Months Ended March 31,
	2011	2010
Revenues
Core Managed Services Established Markets	$104,733	$103,918
Core Managed Services Emerging Markets:
Miami	5,048	3,555
Minneapolis	2,043	1,630
Greater Washington DC Area	2,147	1,175
Seattle (1)	1,645	237
Boston (2)	162	—

Core Managed Services total emerging markets	11,045	6,597
Total Core Managed Services	115,778	110,515
Cloud Services	3,234	—
Intersegment elimination	(34)	—

Total revenues	$118,978	$110,515

Adjusted EBITDA
Core Managed Services Established Markets	$47,029	$46,950
Core Managed Services Emerging Markets:
Miami	444	(239)
Minneapolis	119	(398)
Greater Washington DC Area	(316)	(1,157)
Seattle (1)	(1,078)	(1,101)
Boston (2)	(977)	(50)

Core Managed Services total emerging markets	(1,808)	(2,945)
Total Core Managed Services	45,221	44,005
Cloud services	852	—
Corporate	(26,687)	(25,450)

Total adjusted EBITDA	$19,386	$18,555

Operating income (loss)
Core Managed Services Established Markets	$40,550	$41,028
Core Managed Services Emerging Markets:
Miami	(32)	(579)
Minneapolis	(156)	(632)
Greater Washington DC Area	(698)	(1,489)
Seattle (1)	(1,364)	(1,289)
Boston (2)	(1,105)	(51)

Core Managed Services total emerging markets	(3,355)	(4,040)
Total Core Managed Services	37,195	36,988
Cloud services	(63)	—
Corporate	(38,665)	(36,416)

Total operating (loss) income	$(1,533)	$572

	Three Months Ended March 31,
	2011	2010
Depreciation and amortization expense
Core Managed Services Established Markets	$6,277	$5,730
Core Managed Services Emerging Markets:
Miami	456	319
Minneapolis	266	222
Greater Washington DC Area	375	322
Seattle (1)	273	182
Boston (2)	122	1

Core Managed Services total emerging markets	1,492	1,046
Total Core Managed Services	7,769	6,776
Cloud services	773	—
Corporate	7,920	7,506

Total depreciation and amortization expense	$16,462	$14,282

Capital expenditures
Core Managed Services Established Markets	$7,825	$4,137
Core Managed Services Emerging Markets:
Miami	736	383
Minneapolis	136	93
Greater Washington DC Area	240	220
Seattle (1)	301	584
Boston (2)	108	786

Core Managed Services total emerging markets	1,521	2,066
Total Core Managed Services	9,346	6,203
Cloud services	557	—
Corporate	11,059	7,024

Total capital expenditures	$20,962	$13,227

Reconciliation of Adjusted EBITDA to net (loss) income:
Total adjusted EBITDA for operating segments	$19,386	$18,555
Depreciation and amortization	(16,462)	(14,282)
Non-cash share-based compensation	(4,286)	(3,701)
MaximumASP purchase accounting adjustment (3)	(64)	—
Transaction costs	(107)	—
Interest expense	(100)	(45)
Other income, net	1,210	1,537
Income tax benefit (expense)	282	(1,025)

Net (loss) income	$(141)	$1,039

(1)	We launched service to customers in the Seattle market in the fourth quarter of 2009.

(2)	We launched service to customers in the Boston market in the third quarter of 2010.

(3)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value as of the respective acquisition dates for the Cloud Services acquisitions. The reduction of the deferred revenue balances affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations. We may have similar adjustments in future periods if we have any new acquisitions.

Note 8. Contingencies

Triennial Review Remand Order

The Federal Communications Commission, or FCC, issued its Triennial Review Remand Order, or TRRO, and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers, or ILECs, to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed once they pass the applicable back billing period. As of March 31, 2011 and December 31, 2010, respectively, our accrual for TRRO totals $1,498 and $1,629. We recognized additional costs of revenue for TRRO of $110 and $114 during the three months ended March 31, 2011 and March 31, 2010, respectively. We also paid $241 to certain ILECs during the three months ended March 31, 2011 under the TRRO.

Dissolution of Captive Leasing Entities

Effective December 31, 2006, we dissolved and collapsed our captive leasing subsidiaries. These subsidiaries historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these subsidiaries. In connection with the dissolution, a final accounting of all activity under the leasing subsidiaries was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing subsidiaries that existed at the time of collapse, are included in Other Accrued Liabilities. Over time, we have adjusted the liabilities related to captive leasing subsidiaries for any statutory periods that have expired. For the three months ended March 31, 2011 and 2010, respectively, we recorded adjustments to these liabilities that fell into expired statutory periods resulting in a benefit of $1,204 and $1,537 to other income, net. All statutory periods have expired as of March 31, 2011.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31, 2011, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Note 9. Subsequent Event

On May 2, 2011, Cbeyond’s Board of Directors authorized up to $15,000 in repurchases of Cbeyond common shares from time to time in open market purchases, privately negotiated transactions or otherwise. The repurchases, if any, will be made on an opportunistic basis depending on prevailing market conditions, liquidity requirements, contractual restrictions and other discretionary factors. We have also amended our credit agreement on May 4, 2011 with Bank of America to allow for borrowings of up to $50,000 in the aggregate, during the term of the credit agreement to fund potential common share repurchases. The amendment also modifies certain financial covenants. No share repurchases have been transacted as of the date of this filing.

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

Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded our Core operations into 13 additional geographic markets. Additionally, our recent acquisitions and the establishment of our Cloud Services segment allow us to deliver cloud-based services outside of these target markets (see Note 3 to our condensed consolidated financial statements). As a result of our focus on expanding our Cloud Services segment and our ongoing Ethernet conversion project (see “Cost of Revenue” section) being implemented throughout our geographically-based markets, we currently have no plans to expand our core operations into additional markets during 2011. We have not yet determined the number and pace of new core market expansions after 2011. The following comprises the historical service launch dates for our geographically-based markets (collectively we refer to our market-based segments as our “Core Managed Services”):

Geographically-based Markets	Service Launch Year
Atlanta and Dallas	2001
Denver	2002
Houston	2004
Chicago	2005
Los Angeles	2006
San Diego, Detroit and San Francisco Bay Area	2007
Miami and Minneapolis	2008
Greater Washington D.C. Area and Seattle	2009
Boston	2010

We aggregate markets with similar economic characteristics for segment reporting. This aggregation is consistent with how we manage the business. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our CODM spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets. As such, we have aggregated these established markets as one reportable segment entitled “Core Managed Services Established Markets.”

The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise share similar economic characteristics as the other established markets. As of June 30, 2010 and September 30, 2010, the San Francisco and Detroit market, respectively, have graduated to the Core Managed Services Established Market grouping due to their achievement of four consecutive fiscal quarters of positive adjusted EBITDA. We have updated our segment disclosure to retroactively present Detroit and San Francisco as established markets in the prior period (see Note 7 to our condensed consolidated financial statements).

At March 31, 2011, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including metropolitan Miami, Minneapolis, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. The Cloud Services segment was established in the fourth quarter of 2010 after our recent acquisitions. We consider the Cloud Services segment as a reportable segment because the CODM is managing the Cloud Services segment as a separate business unit in terms of resource allocation and financial performance. Specifically we have established resources and executive leadership solely dedicated to integrating our recent acquisitions into an operating arm of the company that will serve new customers in addition to upselling existing customers.

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

We believe our business approach requires significantly less capital to launch core market operations compared to traditional communications companies using legacy technologies. Based on our historical experience, over time a substantial majority of our market-specific capital expenditures, such as integrated access devices installed at our customers’ locations, are success-based, incurred primarily as our customer base grows. We believe the success-based nature of our capital expenditures mitigates the risk of unprofitable expansion. We have a relatively low fixed-cost component in our budgeted capital expenditures associated with each new core market we enter, particularly in comparison to service providers employing time-division multiplexing, which is a technique for transmitting multiple channels of separate data, voice and/or video signals simultaneously over a single communication medium, or circuit-switch technology, which is a switch that establishes a dedicated circuit for the entire duration of a call.

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

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including: introduction of new packages with different pricing; changes in customers’ demand for certain products or services; changes in customer usage patterns; the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts; the distribution of customer installations during a period; the use of customer incentives employed when needed to be competitive; as well as fluctuations in terminating access rates. Customer revenues represented approximately 98.7% and 98.3% of total revenues for the three months ended March 31, 2011 and 2010, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues. We do not currently include the Cloud Services segment revenue or the related intercompany segment revenue eliminations to calculate and report ARPU as an operating metric. Thus we only utilize Core Managed Services ARPU as our revenue metric for our traditional business.

Customer revenues are generated under contracts that run up to three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. We define average monthly churn rate as the average of monthly churn, which is defined for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month. Our customer churn rate for the quarter ended March 31, 2011 was 1.3%, consistent with the prior quarter and down from our highest churn rate, which was 1.5% in the quarters ended March 31, 2009 and June 30, 2009.

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

Where permitted by regulation, we lease our access circuits on a wholesale basis as unbundled network element (or “UNE”) loops or enhanced extended links (or “EEL”s) as provided for under the FCC’s Telecommunications Elemental Long Run Incremental Cost rate structure. Where UNE pricing is not available, we pay special access rates, which may be significantly higher than UNE pricing. We lease loops when the customer’s T-1 circuit is located where it can be connected to a local telephone company’s central office where we have a collocation, and we use EELs when we do not have a central office collocation available to serve a customer’s T-1 circuit. Historically, approximately half of our circuits are provisioned using loops and half using EELs, and the impact of the TRRO has reduced our usage of the T-1 transport portion of EELs and resulted in the conversion and consolidation of a majority of the previously installed T-1 transports to high capacity DS-3 transport. Our monthly expenses are significantly less when using loops rather than EELs, but loops require us to incur the capital expenditures of central office collocation equipment. We install central office collocation equipment in those central offices having the densest concentration of small businesses. We usually launch operations in a new core market with several collocations and add additional collocation facilities over time as we confirm the most advantageous locations in which to deploy the equipment. We believe our discipline of leasing these T-1 access circuits on a wholesale basis rather than on the basis of special access rates from the local telephone companies is an important component of our operating cost structure.

In addition, we have begun offering our services using Ethernet in place of T-1 circuits in a number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers bandwidth at speeds well in excess of T-1 circuits while reducing our ongoing operating expenses. We currently serve just over 7% of our customers with Ethernet but are ramping up our capabilities to process conversions to Ethernet and are targeting to have approximately one-fourth of our existing customer base on ethernet by early 2012. We expect to incur capital expenditures of up to $25 million through early 2012 associated with the Ethernet conversions and expect to achieve significant access cost savings over time. As of March 31, 2011, we incurred $14.4 million in cumulative capital expenditures associated with the Ethernet conversion, of which $8.7 million was incurred during the three months ended March 31, 2011.

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

We routinely receive telecommunication cost recoveries from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors as noted above that impact the amount and timing of telecommunication cost recoveries, estimating the ultimate outcome of these situations is uncertain. Accordingly, we generally recognize telecommunication cost recoveries as offsets to cost of revenue when the ultimate resolution and amount are known and verifiable. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

Though not as significant to our overall business, the primary costs of revenue associated with our Cloud Services include licensing fees for the required operating systems, broadband service and access fees, power for our cloud server data center, and other various costs.

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

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	For the Three Months Ended March 31,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$117,476	98.7%	$108,624	98.3%	$8,852	8.1%
Terminating access revenue	1,502	1.3%	1,891	1.7%	(389)	(20.6)%

Total revenue	118,978		110,515		8,463	7.7%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	17,805	15.0%	14,809	13.4%	2,996	20.2%
Other cost of revenue	17,102	14.4%	14,157	12.8%	2,945	20.8%
Mobile cost	5,589	4.7%	8,384	7.6%	(2,795)	(33.3)%
Telecommunications cost recoveries	(900)	(0.8)%	(961)	(0.9)%	61	(6.3)%

Total cost of revenue	39,596	33.3%	36,389	32.9%	3,207	8.8%

Gross margin (exclusive of depreciation and amortization):	$79,382	66.7%	$74,126	67.1%	$5,256	7.1%

Customer data:
Core Managed Services customer locations at period end	58,554		51,731		6,823	13.2%

Core Managed Services ARPU	$668		$723		$(55)	(7.6)%

Core Managed Services average monthly churn rate	1.3%		1.4%		(0.1)%

Revenue. Total revenue increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in the average number of Core Managed Services customers and from $3.2 million in revenue from our Cloud Services segment. In comparison to the same periods in 2010, the Core Managed Services segment revenue increased 4.8% and Core Managed Services ARPU for the three months ended March 31, 2011 declined $55, or 7.6%. The decline in this ARPU is primarily due to the lower prices of the new packages introduced in 2010, existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages from customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe these declines are related to the effects of the economic conditions on customers and increased competitive pressures. This downward pressure has been partially offset by the value delivered through selling additional applications.

At this time, we anticipate that our Core Managed Services ARPU will continue to decline in the short-term for the reasons noted above; however, we also anticipate that recent changes to our service packages will decrease the rate of the ARPU decline by increasing the ARPU for new customers. Long-term, we expect the introduction and adoption of our new cloud-based services, as well as new applications and other cloud-based IT services will benefit ARPU.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have declined for the three-month comparison periods by approximately $0.4 million primarily due to a billing dispute filed by a major carrier during the third quarter of 2010 which had an overall negative impact on terminating access revenue of approximately $0.4 million in the three months ended March 31, 2011. As we continue to evaluate the dispute and pursue a resolution, we are no longer recognizing the access charge revenue associated with this carrier due to the uncertainty of collectability. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth and possibly decline if we are unable to reach a favorable resolution regarding the aforementioned dispute or are presented with other billing disputes.

The following comprises the segment contributions to the increase in revenue in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010:

(Dollar amounts in thousands):

	For the Three Months Ended March 31,
	2011		2010		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$104,733	88.0%	$103,918	94.0%	$815	0.8%
Core Managed Services Emerging Markets:
Miami	5,048	4.2%	3,555	3.2%	1,493	42.0%
Minneapolis	2,043	1.7%	1,630	1.5%	413	25.3%
Greater Washington, D.C. Area	2,147	1.8%	1,175	1.1%	972	82.7%
Seattle	1,645	1.4%	237	nm	1,408	nm
Boston	162	nm	—	nm	162	nm

Core Managed Services total emerging markets	11,045	9.3%	6,597	6.0%	4,448	67.4%
Total Core Managed Services	115,778	97.3%	110,515	100.0%	5,263	4.8%
Cloud Services	3,234	2.7%	—	nm	3,234	nm
Intersegment elimination	(34)	nm	—	nm	(34)	nm

Total Revenue	$118,978		$110,515		$8,463	7.7%

nm – not meaningful

Cost of Revenue. The principal driver of the overall increase in cost of revenue is customer growth, offset by a significant reduction in mobile-related costs. Cost of revenue for 2011 also includes $0.7 million related to our Cloud Services segment.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to the increase in the number of customers. However, we have experienced increased costs as we have expanded in certain markets with higher access fees, sold additional bandwidth to existing customers, and incurred transitional costs while migrating customers to Ethernet technology. Circuit access fees associated with migrating customers to Ethernet technology totaled $0.5 million during the three months ended March 31, 2011. Also as a percentage of revenue, the increase in circuit access fees is more apparent given the period over period decrease in Core Managed Services ARPU. We expect circuit access fees as a percentage of revenue to stabilize over time as we convert customers to Ethernet technology, which we believe will save operating costs in the long-term and as customer ARPU stabilizes.

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

As a percentage of revenue, mobile service costs benefitted from a reduction in services costs and in mobile device cost as a result of shipping fewer devices in 2011. The reduction in shipments stems from a lower percentage of new customers electing mobile services, primarily due to a reduction in our use of promotional and other incentives. Additionally, we have been able to negotiate and achieve more efficient unit service costs. We do not currently anticipate significant changes in the percentage of customers using our mobile service in the future.

Telecommunication cost recoveries are an ongoing operational activity that fluctuate from period to period, but remained consistent in comparison to the same period in the prior year.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$39,925	33.6%	$35,717	32.3%	$4,208	11.8%
Share-based compensation	4,286	3.6%	3,701	3.3%	585	15.8%
Marketing cost	543	0.5%	983	0.9%	(440)	(44.8)%
Other selling, general and administrative	19,592	16.5%	18,871	17.1%	721	3.8%

Total SG&A	$64,346	54.1%	$59,272	53.6%	$5,074	8.6%

Other operating expenses:
Transaction costs	$107	0.1%	$—	nm	$107	nm
Depreciation and amortization	16,462	13.8%	14,282	12.9%	2,180	15.3%

Total other operating expenses	$16,569	13.9%	$14,282	12.9%	$2,287	16.0%

Other data:
SG&A per average Core Managed Services customer	$361		$388		$(27)	(7.0)%

Employees	1,873		1,717		156	9.1%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to increased employee costs. Total selling, general and administrative expenses also includes $1.9 million of additional expenses from our new Cloud Services segment in the three months ended March 31, 2011. The overall increase in selling, general and administrative expenses is partially offset by certain decreased expenses, including marketing costs and bad debt expense.

Higher employee costs, which include salaries, wages, benefits and other compensation paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff emerging markets and to serve the growth in customers. The first quarter of 2011 also includes approximately $1.3 million in compensation to our new Cloud Services employees who were not with us in the first quarter of 2010, and approximately $0.6 million in employee cost associated with migrating customers to Ethernet technology during the three months ended March 31, 2011.

Share-based compensation expense for the three months ended March 31, 2011 increased as a percentage of revenue and at a higher rate than employee growth as compared to the three months ended March 31, 2010. This primarily relates to an elevated level of share grants during February 2010, a portion of which contains an accelerated vesting schedule, and an increase in the amount of our annual corporate bonus payable in shares.

Marketing costs slightly decreased in amount and as a percent of revenues over the prior period as 2010 had increased marketing efforts associated with the introduction of the BeyondVoice Office and Mobile Edition packages. In general, our marketing costs will increase consistent with past practice as we add customers and expand into new markets. Additionally, we expect higher marketing costs in the remainder of 2011 as we promote our new Cloud Services segment and market the service to new and existing customers.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new and expanded operations needed to keep pace with the growth in customers. The improvement as a percentage of revenue is partially attributable to improved bad debt expense over the prior year and stronger overall cost controls.

Bad debt expense associated with Core Managed Services, was $1.5 million, or 1.3% of revenues, compared to $2.1 million, or 1.9% of revenues, for the three months ended March 31, 2011 and 2010, respectively. This decline is primarily driven by our decreased Core Managed Services customer churn rate since typically the rate of bad debts and customer churn are closely related, as well as from stronger cash collections consistent with decreases in ARPU and lower accounts receivable balances over the prior year.

Other operating expenses include transaction costs, and depreciation and amortization. Transaction costs include accounting, legal, consulting and other directly related professional fees associated with our recent Cloud Services acquisitions. The increase in depreciation and amortization for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 relates primarily to $49.6 million in capital expenditures between April 1, 2010 and December 31, 2010. In addition we recognized $0.8 million of depreciation and amortization from assets acquired through the recent Cloud Services acquisitions.

Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue. This trend is also expected when slowing the speed of market expansion, and as more markets achieve positive Adjusted EBITDA results, as experienced in historical periods. Since such costs increase relative to customer growth, however, efficiency gains as a percentage of revenue are adversely impacted by declining ARPU, as illustrated by a decline of 7.0% in SG&A costs per average Core Managed Services customer compared to an increase in SG&A costs relative to revenues. In addition, transaction costs related to acquisitions or financing activities may adversely affect selling, general and administrative costs in the short term.

Operating (Loss)/Income

For the three months ended March 31, 2011, our operating loss was $1.5 million compared to operating income of $0.6 million for the comparable period ended March 31, 2010. The operating loss during the current quarter was primarily driven by approximately $1.1 million in operating expenses associated with our Ethernet conversion project, increased depreciation and amortization as a result of increased capital expenditures and acquired tangible and intangible assets from the Cloud Services acquisitions, and decreasing Core Managed Services ARPU. We had nine markets with operating income during the three months ended March 31, 2011, compared to eight markets for the comparable period ended March 31, 2010.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense	(100)	(0.1)%	(45)	nm	(55)	122.2%
Other income, net	1,210	1.0%	1,537	1.4%	(327)	(21.3)%
Income tax benefit (expense)	282	0.2%	(1,025)	(0.9)%	1,307	(127.5)%

Total	$1,392	1.2%	$467	0.4%	$925	nm

Interest Expense. The majority of our interest expense for the three months ended March 31, 2011 and 2010 relates to commitment fees under our revolving credit facility with our creditor, and were higher in 2011 due to increasing our credit facility from $25.0 million to $40.0 million early in 2010 and then to $75.0 million early in 2011. During the three months ended March 31, 2011 and 2010, we had no amounts outstanding under our revolving line of credit.

Other income, net. Other income, net relates primarily to adjusting liabilities of our former captive leasing entities upon the expiration of various statutory periods, as discussed in Note 8 to the condensed consolidated financial statements. During the three months ended March 31, 2011, we recognized $1.2 million of income, compared to $1.5 million for the comparable period ended March 31, 2010.

Income Tax Benefit (Expense). We recognize interim period income tax (expense) benefit by determining an estimated annual effective tax rate and applying this rate to pre-tax income (loss) for the year-to-date period. Our income tax expense for the three months ended March 31, 2011 is based on an estimated annual effective tax rate of 67.6%, before discrete period items. The income tax benefit (expense) includes state income tax expense that results from states with gross receipts based taxes, which are due regardless of profit levels. These taxes are not dependent upon levels of pre-tax income and have a significant influence on our effective tax rate. As these markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline. Additionally, the 2011 income tax expense reflected amounts associated with share based transactions, which are more fully described in Note 4 of the condensed consolidated financial statements. The amounts recorded in 2011 and 2010 also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.9 million and $0.6 million, respectively.

Our net deferred tax assets, after valuation allowance, totaled approximately $9.2 million at March 31, 2011 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at March 31, 2011, we will need to generate approximately $25.8 million in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which are reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 7 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

At March 31, 2011, we had cash and cash equivalents of $17.3 million. The available cash and cash equivalents are held in our bank accounts and money market accounts. The money market accounts invest primarily in direct Treasury obligations of the United States government.

	For the Three Months		Change from Previous Period
	2011	2010	Dollars	Percent
Cash Flows:
Provided by operating activities	$13,808	$17,174	$(3,366)	(19.6)%
Used in investing activities	(21,158)	(13,119)	(8,039)	61.3%
Used in financing activities	(1,763)	(744)	(1,019)	137.0%

Net (decrease)/increase in cash and cash equivalents	$(9,113)	$3,311	$(12,424)	(375.2)%

Cash Flows From Operations. Operating cash flows decreased compared to 2010 primarily from a lower net income, the timing of certain telecommunication vendor payments that were not made in the comparable prior quarter, as well as $1.2 million in higher annual bonus payments in the first quarter of 2011 in comparison to that of 2010. Operating cash flows may fluctuate favorably or unfavorably depending on the timing of significant vendor payments. In addition as previously discussed, the primary reasons that drove the lower net income and resulting lower operating cash flows include the additional operating expenses associated with our Ethernet conversion project and decreased Core Managed Services ARPU. The decrease in operating cash flow is partially offset by increased revenues and operating cash flows of our Core Managed Services markets and new positive cash flows gained from our Cloud Services acquisitions. Furthermore as evident in our bad debt expense reduction, collection of accounts receivable has improved in the three months ended March 31, 2011 compared to the three months ended March 31, 2010, which is driving $1.3 million of positive cash flow increase over the prior period. We have also experienced cash flow savings from decreasing our inventory purchases as we have a lower percentage of new customers electing to include mobile services in their package.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment, which fluctuate depending on growth in customers in our existing markets; the timing and number of facility and network additions needed to support our entry into new markets, expand existing markets and upgrade our network; enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers; and increases to the capacity of our data centers as our customer base and the breadth of our product portfolio expand. In addition, we have made initial investments in the deployment of Ethernet technology to reduce operating expenses and enable the provision of higher bandwidth services to our customers, and we expect to increase our Ethernet investment in future periods. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $20.8 million and $13.2 million for the three months ended March 31, 2011 and 2010, respectively. Our cash purchases of property and equipment during the three months ended March 31, 2011 included approximately $8.7 million related to the Ethernet conversion project. We also incurred non-cash purchases of property and equipment, primarily related to leasehold improvements of $0.2 million in the three months ended March 31, 2011.

Cash Flows From Financing Activities. Cash flows used in financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares and financing costs associated with the fourth amendment of the credit agreement with Bank of America. The $1.0 million decrease in cash flows over the prior period is primarily due to higher taxes paid on the vesting of restricted shares in 2011.

We believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other operating cash requirements associated with future growth. We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. We believe that cash on hand is more than sufficient to fund normal operations in 2011 and beyond, including our Ethernet conversion project and our investment in the Cloud Services business. Depending on the speed of conversions, opportunities for increased conversions, and the potential for acceleration of the growth rate in Cloud Services, it is possible that our cash outflows for these investments may not coincide on a short-term basis with cash inflows. In such a circumstance, we may consider it prudent to temporarily draw against our line of credit facility. In addition as noted below, we may draw on our line of credit facility in order to finance potential Cbeyond common share repurchases. Further, while we do not anticipate a need for additional access to capital or new financing aside from our line of credit facility in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital that may be needed can be obtained on favorable terms.

Revolving Line of Credit

In addition to the sources of cash noted above, we have a secured revolving line of credit for up to $75.0 million (increased from $40.0 million in February 2011) with Bank of America, of which $73.7 million is available. Availability is reduced due to $1.3 million in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash. Our current plans do not contemplate drawing down on the line of credit; however, we may draw down on the line modestly in the near term, depending primarily on the timing of our future capital expenditures in connection with our Ethernet project and potential share repurchases. The current line of credit is available through February 2016 based on the fourth amendment to the agreement executed in February 2011. As of March 31, 2011, we are not in violation of any financial covenants under the line of credit agreement. The terms of the line of credit are further described in Note 8 of our Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

We have also amended our credit agreement on May 4, 2011 with Bank of America to allow for borrowings of up to $50.0 million in the aggregate, during the term of the credit agreement to fund potential common share repurchases (see Note 9 to the condensed consolidated financial statements). The amendment also modifies certain financial covenants. No share repurchases have been transacted as of the date of this filing.

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

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, we consider those that involve a higher degree of judgment and complexity as critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2010 Annual Report on Form 10-K, filed on March 11, 2011, in the “Critical Accounting Policies” section of the MD&A.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At March 31, 2011, all cash and cash equivalents that are held in money market funds invest primarily in short-term U.S. Treasury Obligations and are immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the three months ended March 31, 2011 would have changed by less than $0.1 million. This estimate assumes that the change occurred on the first day of 2011 and that all cash and cash equivalents are held in money market funds. However as of March 31, 2011, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31, 2011, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

On May 4, 2011, Cbeyond, Inc. entered into a Fifth Amendment to Credit Agreement (“Fifth Amendment”) among Cbeyond, Inc., Cbeyond Communications, LLC, Aretta Communications, Inc., and Bank of America, N.A. as Administrative Agent and Lender, which amended the Credit Agreement dated as of February 8, 2006 among Cbeyond, Inc., Cbeyond Communications, LLC, the other loan parties signatory thereto, the lenders party thereto and Bank of America, N.A. as Administrative Agent and Lender. (See Note 9 to the condensed consolidated financial statements for a description of the amendment). This summary of the Fifth Amendment does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Fifth Amendment, filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
10.1	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated February 22, 2011, among Cbeyond, Inc., Cbeyond Communications, LLC, Aretta Communications, Inc., and Bank of America, N.A. as Administrative Agent and Lender (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated February 28, 2011 filed February 28, 2011).
10.2*	Fifth Amendment to Credit Agreement, dated May 4, 2011, among Cbeyond, Inc., Cbeyond Communications, LLC, Aretta Communications, Inc., and Bank of America, N.A. as Administrative Agent and Lender
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date: May 5, 2011

Exhibit Index

Exhibit No	Description of Exhibit
10.1	Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated February 22, 2011, among Cbeyond, Inc., Cbeyond Communications, LLC, Aretta Communications, Inc., and Bank of America, N.A. as Administrative Agent and Lender (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated February 28, 2011 filed February 28, 2011).
10.2*	Fifth Amendment to Credit Agreement, dated May 4, 2011, among Cbeyond, Inc., Cbeyond Communications, LLC, Aretta Communications, Inc., and Bank of America, N.A. as Administrative Agent and Lender
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
†	Furnished herewith.