Form 10-Q
period 2011-06-30
CBEYOND, INC.
filed 2011-08-05
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on August 1, 2011
Common Stock, $0.01 par value	30,713,881

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

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$9,426	$26,373
Accounts receivable, gross	26,830	27,238
Less: Allowance for doubtful accounts	(2,084)	(2,354)

Accounts receivable, net	24,746	24,884
Prepaid expenses	12,301	9,665
Inventory, net	790	2,243
Deferred tax asset, net	1,046	938
Other assets	534	706

Total current assets	48,843	64,809
Property and equipment, gross	453,777	421,173
Less: Accumulated depreciation and amortization	(296,347)	(270,482)

Property and equipment, net	157,430	150,691
Goodwill	19,814	20,537
Intangible assets	10,397	10,397
Less: Accumulated amortization	(993)	(248)

Intangible assets, net	9,404	10,149
Restricted cash	1,295	1,295
Non-current deferred tax asset, net	8,699	8,068
Other non-current assets	2,609	2,418

Total assets	$248,094	$257,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,159	$15,193
Accrued telecommunications costs	18,463	16,948
Deferred customer revenue	11,183	10,958
Other accrued liabilities	18,996	24,489
Current portion of contingent consideration	5,848	789

Total current liabilities	65,649	68,377
Other non-current liabilities	9,911	10,434
Contingent consideration	—	6,035
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,826 and 29,577 shares issued and outstanding, respectively	298	296
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	304,231	299,501
Accumulated deficit	(131,995)	(126,676)

Total stockholders’ equity	172,534	173,121

Total liabilities and stockholders’ equity	$248,094	$257,967

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Customer revenue	$119,039	$109,922	$236,515	$218,546
Terminating access revenue	1,555	1,831	3,057	3,722

Total revenue	120,594	111,753	239,572	222,268

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $9,732, $8,435, $18,928 and $16,789, respectively, shown separately below)	40,208	35,303	79,804	71,692
Selling, general and administrative (exclusive of of depreciation and amortization of $7,764, $5,896, $15,030 and $11,824, respectively, shown separately below)	64,390	61,971	128,736	121,243
Transaction costs	—	—	107	—
Depreciation and amortization	17,496	14,331	33,958	28,613

Total operating expenses	122,094	111,605	242,605	221,548

Operating (loss) income	(1,500)	148	(3,033)	720
Other income (expense):
Interest income	—	1	—	1
Interest expense	(127)	(64)	(227)	(109)
Other income, net	—	117	1,210	1,654

(Loss) income before income taxes	(1,627)	202	(2,050)	2,266
Income tax (expense) benefit	(49)	(300)	233	(1,325)

Net (loss) income	$(1,676)	$(98)	$(1,817)	$941

Net (loss) income per common share:
Basic	$(0.06)	$—	$(0.06)	$0.03

Diluted	$(0.06)	$—	$(0.06)	$0.03

Weighted average common shares outstanding:
Basic	29,951	29,326	29,874	29,213
Diluted	29,951	29,326	29,874	30,227

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2010	29,577	$296	$299,501	$(126,676)	$173,121
Exercise of stock options	31	—	291	—	291
Issuance of employee benefit plan stock	153	2	64	—	66
Share-based compensation from options to employees	—	—	1,717	—	1,717
Share-based compensation from restricted shares to employees	—	—	4,171	—	4,171
Share-based compensation for non-employees	—	—	150	—	150
Vesting of restricted shares	461	5	(5)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(127)	(2)	(1,658)	—	(1,660)
Shares repurchased under our publicly announced share repurchase program	(269)	(3)	—	(3,502)	(3,505)
Net loss	—	—	—	(1,817)	(1,817)

Balance at June 30, 2011	29,826	$298	$304,231	$(131,995)	$172,534

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Operating Activities:
Net (loss) income	$(1,817)	$941
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	33,958	28,613
Deferred taxes	(739)	207
Provision for doubtful accounts	3,227	4,080
Other non-cash income, net	(1,210)	(1,654)
Non-cash share-based compensation	7,631	7,633
Change in acquistion-related contingent consideration	55	—
Changes in operating assets and liabilities:
Accounts receivable	(3,089)	(1,787)
Inventory	1,453	1,042
Prepaid expenses and other current assets	(2,464)	360
Other assets	149	599
Accounts payable	(4,034)	297
Other liabilities	(4,111)	(480)

Net cash provided by operating activities	29,009	39,851
Investing Activities:
Purchases of property and equipment	(39,962)	(27,870)
Additional acquisition consideration	(780)	—
Increase in restricted cash	—	(52)

Net cash used in investing activities	(40,742)	(27,922)
Financing Activities:
Taxes paid on vested restricted shares	(1,660)	(920)
Financing issuance costs	(340)	(186)
Proceeds from exercise of stock options	291	1,757
Repurchase of common stock	(3,505)	—

Net cash (used in) provided by financing activities	(5,214)	651

Net (decrease)/increase in cash and cash equivalents	(16,947)	12,580
Cash and cash equivalents at beginning of period	26,373	39,267

Cash and cash equivalents at end of period	$9,426	$51,847

Supplemental disclosure:
Interest paid	$141	$88
Income taxes paid	$727	$707
Non-cash purchases of property and equipment	$87	$525

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Amounts in thousands, except per share amounts)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Cbeyond, Inc., a managed information technology, or IT, and communications service provider, incorporated on March 28, 2000 in Delaware. As of June 30, 2011, we provide Core Managed Services to small businesses located in 14 metropolitan markets (see Item 2, and Note 7 to the condensed consolidated financial statements) whereby we deliver integrated packages of managed IT and communications services, including broadband circuits as part of our service (our “BeyondVoice” package). In addition, we offer Cloud Services that are delivered separately from broadband circuits such as virtual and dedicated cloud servers, and cloud private branch exchange, throughout the United States and internationally.

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 2. Earnings per Share

Basic and Diluted Net (Loss) Income per Share

We calculate basic (loss) income per share by dividing net (loss) income attributable to common stockholders by the weighted average number of shares of common stock outstanding for the period. Our diluted (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are antidilutive, they are excluded from the computation of dilutive (loss) income per share. We were in a loss position for the three and six months ended June 30, 2011, and for the three months ended June 30, 2010, resulting in no difference between basic loss per share and diluted loss per share.

The following table summarizes our basic and diluted (loss) income per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net (loss) income	$(1,676)	$(98)	$(1,817)	$941

Basic weighted average common shares outstanding	29,951	29,326	29,874	29,213
Effect of dilutive securities	—	—	—	1,014

Diluted weighted average common shares outstanding	29,951	29,326	29,874	30,227

Basic (loss) income per common share	$(0.06)	$—	$(0.06)	$0.03
Diluted (loss) income per common share	$(0.06)	$—	$(0.06)	$0.03

Securities that were not included in the diluted net (loss) income per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (see Note 4), are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Anti-dilutive shares	5,074	5,315	5,088	2,257

Note 3. Acquisitions and Intangible Assets

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

Both acquisitions include contingent consideration. During the three months ended June 30, 2011, we revised the acquisition-date estimated fair value for the contingent consideration recognized for MaximumASP and recorded a $631 purchase price reduction. We also amended the asset purchase agreement with MaximumASP to clarify certain terms of the agreement. Among other things, the amendment revised the 2011 earnout revenue achievement range of $10,800 to $11,400 to a range of $13,000 to $16,000. This range includes certain revenue components that were not considered in the original agreement. The amendment did not alter the total eligible contingent consideration to the sellers of MaximumASP of $5,400, nor did it alter the contingent consideration payment date of March 31, 2012. The effect of this amendment on our financial statements was not significant.

We record the contingent consideration liability at estimated fair value. At June 30, 2011, the fair value of the contingent consideration was estimated by applying the income approach and was based on significant inputs that are not observable in the market, representing a level three measurement (as defined under ASC 820, Fair Value Measurements and Disclosures.) Key assumptions include the discount rate representative of the time value of money for the period to the settlement date, and the probability-adjusted likelihood of milestone achievement and revenue achievement in calendar year 2011, the period in which the contingent consideration will be measured.

The fair values of the assets acquired and liabilities assumed are still considered preliminary as of June 30, 2011 and are subject to change pending the finalization of our valuation procedures. There were no other significant changes in fair value assigned to the acquired assets and liabilities since December 31, 2010. Goodwill is preliminarily assigned to our Cloud Services segment.

During the six months ended June 30, 2011, we paid $380 in cash to MaximumASP to settle the working capital adjustment specified in the asset purchase agreement, and $400 in cash to the shareholders of Aretta upon achievement of a contingent consideration milestone during the three months ended June 30, 2011.

The following table summarizes changes to our acquired goodwill and total contingent consideration liability (current and long-term) recorded from December 31, 2010 to June 30, 2011:

	Goodwill	Contingent Consideration Liability
December 31, 2010	$20,537	$(6,824)
Acquisition-date related purchase adjustments:
Contingent consideration reduction	(631)	631
Income tax-related adjustment	(92)	—
Contingent consideration paid	—	400
Additional fair value adjustment	—	(55)

June 30, 2011	$19,814	$(5,848)

Note 4. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Substantially all of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors may occasionally approve a different vesting period. Beginning in 2011, the vesting of 50% of the share-based awards granted to our Chief Executive Officer are contingent on attaining certain financial performance metrics, which are currently deemed probable to vest. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of June 30, 2011, we had 1,041 share-based awards available for future grant. Compensation expense related to all share-based awards for the three and six months ended June 30, 2011 totaled $3,345 and $7,631, respectively, and for the three and six months ended June 30, 2010 totaled $3,932 and $7,633, respectively.

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

A summary of the status of the Incentive Plan is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2011	3,705	1,313
Granted	189	399
Stock options exercised (A)	(31)	—
Restricted stock vested (B)	—	(462)
Forfeited or cancelled	(125)	(97)

Outstanding, June 30, 2011	3,738	1,153

Options exercisable, June 30, 2011	3,136

(A)	The total intrinsic value of options exercised during the six months ended June 30, 2011 was $139.
(B)	The fair value of restricted shares that vested during the six months ended June 30, 2011 was $6,002.

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were use to estimate the grant date fair value of options during the six months ended June 30, 2011 and 2010. No new stock options were granted during the three months ended June 30, 2011:

	Six Months Ended June 30,
	2011	2010
Grant date fair value	$6.49	$7.07
Expected dividend yield	0.0%	0.0%
Expected volatility	53.2%	56.5%
Risk-free interest rate	2.9%	2.5%
Expected multiple of share price to exercise price upon exercise	2.0	2.2
Post vest cancellation rate	1.1%	2.8%

As of June 30, 2011, we had $3,407 and $12,645 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which are both expected to be recognized over a weighted average period of 2.3 and 2.4 years, respectively.

During the first quarter of 2011, management approved a mandatory share-based compensation plan for our management team that provides for the settlement of a portion of performance-based compensation under our corporate bonus plan with shares of common stock, governed under our 2005 Equity Incentive Award Plan. The portion of performance-based compensation that will be settled in equity is 20% of the annual bonus payout for each respective member of management based on the 2011 annual corporate bonus performance criteria that are established by management and approved by the Board of Directors. The number of shares to be granted shall be based on the closing share price of our stock on the date we pay the cash payout of the corporate bonus plan, which is expected to be in March 2012. The shares earned by the participants in this plan vest at various points in 2012. During the three and six months ended June 30, 2011, we recognized $228 and $437, respectively, of share-based compensation expense under our corporate bonus plan.

We also have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the “Plan”) at the end of each Plan year (December 31). The number of shares to be contributed is variable based on the share price on the last day of the Plan year when the obligation becomes fixed and payable. Based on the June 30, 2011 share price, 93 shares would be required to satisfy the $1,235 obligation as of June 30, 2011, assuming all participants were fully vested as of June 30, 2011. The ultimate number of shares relating to the obligation at June 30, 2011 will be higher or lower depending on whether the share price on December 31, 2011 has decreased or increased from the June 30, 2011 share price. In addition, the shares that will be issued December 31, 2011 will increase relating to further obligations accruing from June 30, 2011 to December 31, 2011. During the three and six months ended June 30, 2011, we recognized $581 and $1,156, respectively, of share-based compensation expense related to the Plan as compared to $570 and $1,106 for the three and six months ended June 30, 2010, respectively.

Note 5. Income Taxes

The following table summarizes significant components of our income tax expense (benefit) for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011	2010
Federal income tax expense (benefit) at statutory rate	$(717)	$793
State income tax expense, net of federal effect	185	583
Nondeductible expenses	88	184
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	1,107	428
Change in valuation allowance	(900)	(612)
Other	4	—
State tax credits, net of federal tax benefit	—	(51)

Total	$(233)	$1,325

We typically recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and then apply this rate to the pre-tax income (loss) for the year-to-date period, which is the approach utilized when a reliable estimate of the annual effective tax rate can be made. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income due to our proximity to break-even results. Accordingly, we recognized interim period tax expense (benefit) through June 30, 2011 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense (benefit), as well as reduces the impact that future income variances will have on the accuracy of this amount.

Our 2011 and 2010 income tax expenses include the effects of certain transactions that are not recognized through the annual effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the six months ended June 30, 2011 and 2010, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $1,107 and $738 (in 2011 and 2010, respectively) relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes. In 2010, the charge went first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder was charged to income tax expense. Because the 2010 write-off of the stock compensation deferred tax asset reduced the accumulated additional-paid-in-capital pool to zero, the entire $1,107 of the 2011 write-off of deferred tax assets related to stock compensation went to income tax expense. Additionally, a portion of our valuation allowance against the stock compensation deferred tax assets was no longer required and was reduced offsetting income tax benefits of $900 and $612 in 2011 and 2010, respectively.

Our net deferred tax assets, after valuation allowance, totaled approximately $9,745 at June 30, 2011 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at June 30, 2011, we will need to generate approximately $25,600 in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Note 6. Other Accrued Liabilities

The following comprises the breakdown of Other accrued liabilities:

	June 30, 2011	December 31, 2010
Accrued bonus	$5,808	$9,948
Accrued other compensation and benefits	4,351	2,251
Accrued sales taxes	—	1,235
Accrued other taxes	3,219	4,309
Accrued promotions	1,170	1,325
Deferred rent	10,193	10,920
Other accrued expenses	4,166	4,935

Current and non-current other accrued liabilities	28,907	34,923
Less:
Other non-current liabilities	1,555	1,359
Non-current portion of deferred rent	8,356	9,075

Total current portion of other accrued liabilities	$18,996	$24,489

Accrued sales tax represented the remaining liabilities related to the dissolution of our captive lease entities. All statutory periods expired as of March 31, 2011 (see Note 9).

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

The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise share similar economic characteristics as the other established markets. As of September 30, 2010, the Detroit market, has been re-categorized to the Core Managed Services Established Market grouping due to its achievement of four consecutive fiscal quarters of positive adjusted EBITDA. We have updated our segment tables below to retroactively present Detroit as an established market in the prior periods.

At June 30, 2011, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including metropolitan Miami, Minneapolis, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. The Cloud Services segment was established in the fourth quarter of 2010 after our acquisitions. We consider the Cloud Services segment as a reportable segment because the CODM is managing the Cloud Services segment as a separate business unit in terms of resource allocation and financial performance. Specifically we have established resources and executive leadership solely dedicated to integrating our recent acquisitions into an operating arm of the company that will serve new customers in addition to up-selling existing customers.

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

The tables below present information about our operating segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Core Managed Services Established Markets	$105,180	$104,204	$209,913	$208,122
Core Managed Services Emerging Markets:
Miami	5,306	3,970	10,354	7,525
Minneapolis	2,097	1,702	4,140	3,332
Greater Washington DC Area	2,259	1,424	4,406	2,599
Seattle (3)	1,953	453	3,598	690
Boston (4)	260	—	422	—

Core Managed Services total emerging markets	11,875	7,549	22,920	14,146
Total Core Managed Services	117,055	111,753	232,833	222,268
Cloud Services	3,612	—	6,846	—
Intersegment elimination	(73)	—	(107)	—

Total revenues (1)	$120,594	$111,753	$239,572	$222,268

Adjusted EBITDA
Core Managed Services Established Markets (2)	$46,665	$47,970	$93,694	$94,920
Core Managed Services Emerging Markets:
Miami	471	(184)	915	(423)
Minneapolis	65	(259)	184	(657)
Greater Washington DC Area	(238)	(1,162)	(554)	(2,319)
Seattle (3)	(764)	(1,368)	(1,842)	(2,469)
Boston (4)	(1,083)	(509)	(2,060)	(559)

Core Managed Services total emerging markets	(1,549)	(3,482)	(3,357)	(6,427)
Total Core Managed Services	45,116	44,488	90,337	88,493
Cloud services	616	—	1,468	—
Corporate	(26,391)	(26,077)	(53,078)	(51,527)

Total adjusted EBITDA	$19,341	$18,411	$38,727	$36,966

Operating income (loss)
Core Managed Services Established Markets (2)	$39,579	$41,517	$80,129	$82,545
Core Managed Services Emerging Markets:
Miami	(59)	(602)	(91)	(1,181)
Minneapolis	(228)	(518)	(384)	(1,150)
Greater Washington DC Area	(651)	(1,519)	(1,349)	(3,008)
Seattle (3)	(1,101)	(1,551)	(2,465)	(2,840)
Boston (4)	(1,282)	(516)	(2,387)	(567)

Core Managed Services total emerging markets	(3,321)	(4,706)	(6,676)	(8,746)
Total Core Managed Services	36,258	36,811	73,453	73,799
Cloud services	(254)	—	(317)	—
Corporate	(37,504)	(36,663)	(76,169)	(73,079)

Total operating (loss) income	$(1,500)	$148	$(3,033)	$720

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Depreciation and amortization expense
Core Managed Services Established Markets	$6,873	$6,244	$13,150	$11,974
Core Managed Services Emerging Markets:
Miami	507	399	963	718
Minneapolis	284	248	550	470
Greater Washington DC Area	406	345	781	667
Seattle (3)	325	174	598	356
Boston (4)	194	2	316	3

Core Managed Services total emerging markets	1,716	1,168	3,208	2,214
Total Core Managed Services	8,589	7,412	16,358	14,188
Cloud services	815	—	1,588	—
Corporate	8,092	6,919	16,012	14,425

Total depreciation and amortization expense	$17,496	$14,331	$33,958	$28,613

Capital expenditures
Core Managed Services Established Markets	$7,332	$3,719	$15,157	$7,856
Core Managed Services Emerging Markets:
Miami	402	306	1,138	689
Minneapolis	107	204	243	297
Greater Washington DC Area	211	129	451	349
Seattle (3)	195	199	496	783
Boston (4)	10	1,038	118	1,824

Core Managed Services total emerging markets	925	1,876	2,446	3,942
Total Core Managed Services	8,257	5,595	17,603	11,798
Cloud services	1,482	—	2,039	—
Corporate	9,348	9,573	20,407	16,597

Total capital expenditures	$19,087	$15,168	$40,049	$28,395

Reconciliation of Adjusted EBITDA to net (loss) income:
Total adjusted EBITDA for operating segments	$19,341	$18,411	$38,727	$36,966
Depreciation and amortization	(17,496)	(14,331)	(33,958)	(28,613)
Non-cash share-based compensation	(3,345)	(3,932)	(7,631)	(7,633)
MaximumASP purchase accounting adjustment (5)	—	—	(64)	—
Transaction costs	—	—	(107)	—
Interest income	—	1	—	1
Interest expense	(127)	(64)	(227)	(109)
Other income, net	—	117	1,210	1,654
Income tax benefit (expense)	(49)	(300)	233	(1,325)

Net (loss) income	$(1,676)	$(98)	$(1,817)	$941

(1)	During the three and six months ended June 30, 2010, we recognized a reduction to revenue of approximately $607 and $719, respectively, for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	During the three months ended June 30, 2010, we recognized a benefit of approximately $610 to cost of revenue for the Los Angeles, San Diego, and San Francisco Bay Area operating segments for telecommunication cost recoveries under the Triennial Review Remand Order (Note 9).

(3)	We launched service to customers in the Seattle market in the fourth quarter of 2009.

(4)	We launched service to customers in the Boston market in the third quarter of 2010.

(5)	These adjustments include the effect on revenue of adjusting acquired deferred revenue balances to fair value as of the respective acquisition dates for the Cloud Services acquisitions. The reduction of the deferred revenue balances affects period-to-period financial performance comparability and revenue and earnings growth in future periods subsequent to the acquisition and is not indicative of changes in underlying results of operations.

Note 8. Share Repurchase Program

On May 2, 2011, Cbeyond’s Board of Directors authorized up to $15,000 in repurchases of Cbeyond common shares from time to time in open market purchases, privately negotiated transactions or otherwise. We also entered into the fifth amendment to our credit agreement on May 4, 2011 with Bank of America to allow for up to $50,000 of common share repurchases during the term of the credit agreement. The amendment also modified certain financial covenants. No other significant modification of terms, or changes to our available borrowing capacity were made under this amendment.

During the three months ended June 30, 2011, we repurchased $3,505 in outstanding shares, representing 269 shares at an average price of $13.03 per share. Repurchased shares are retired and are no longer issued and outstanding, but remain authorized shares. Any future repurchase will be made on an opportunistic basis depending on prevailing market conditions, liquidity requirements, contractual restrictions and other discretionary factors. As of the date of this filing, we have repurchased an additional $3,495 of our common shares, representing 273 shares, under the share repurchase program, and have purchased $7,000 cumulatively since we began the program in May 2011.

Note 9. Contingencies

Triennial Review Remand Order

The Federal Communications Commission, or FCC, issued its Triennial Review Remand Order, or TRRO, and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs, continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed as telecommunication cost recoveries once they pass the applicable back billing period. As of June 30, 2011 and December 31, 2010, respectively, our accrual for TRRO totals $1,428 and $1,629.

Dissolution of Captive Leasing Subsidiaries

Effective December 31, 2006, we dissolved and collapsed our captive leasing subsidiaries. These subsidiaries historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these subsidiaries. In connection with the dissolution, a final accounting of all activity under the leasing subsidiaries was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing subsidiaries that existed at the time of collapse, were included in Other Accrued Liabilities. Over time, we adjusted the liabilities related to captive leasing subsidiaries for any statutory periods that have expired. For the six months ended June 30, 2011, we removed the remainder of these liabilities since all statutory periods expired as of March 31, 2011, resulting in a benefit of $1,204 to other income, net, compared to a benefit of $1,654 for the six months ended June 30, 2010.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of June 30, 2011, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this periodic report and our Annual Report on Form 10-K. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. See “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this report. In this report, Cbeyond, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond”.

Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded our Core operations into 13 additional geographic markets. Additionally, our recent acquisitions and the establishment of our Cloud Services segment allow us to deliver cloud-based services outside of these target markets (see Note 3 to our condensed consolidated financial statements). As a result of our focus on expanding our Cloud Services segment and our ongoing Ethernet conversion project (see Cost of Revenue section) being implemented throughout our geographically-based markets, we currently have no plans to expand our core operations into additional markets during 2011. We have not yet determined the number and pace of new core market expansions after 2011. The following comprises the historical service launch dates for our geographically-based markets (collectively we refer to our market-based segments as our “Core Managed Services”):

Geographically-based Markets	Service Launch Year
Atlanta and Dallas	2001
Denver	2002
Houston	2004
Chicago	2005
Los Angeles	2006
San Diego, Detroit and San Francisco Bay Area	2007
Miami and Minneapolis	2008
Greater Washington D.C. Area and Seattle	2009
Boston	2010

We aggregate established markets with similar economic characteristics for segment reporting. The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously in Note 7 to our condensed consolidated financial statements, achieved certain operating performance levels. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise share similar economic characteristics as the other established markets. As of September 30, 2010, the Detroit market has graduated to the Core Managed Services Established Market grouping due to its achievement of four consecutive fiscal quarters of positive adjusted EBITDA. We have updated our segment disclosure to retroactively present Detroit as an established market in the prior period (see Note 7 to our condensed consolidated financial statements).

At June 30, 2011, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including metropolitan Miami, Minneapolis, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. The Cloud Services segment was established in the fourth quarter of 2010 after our acquisitions.

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

The nature of the primary components of our operating results – revenues, cost of revenue and selling, general and administrative expenses – are described below:

Revenue

We offer integrated managed IT and communications services through our BeyondVoice packages over high capacity bandwidth connections. Our BeyondVoice packages have historically been essentially a single basic product that we offered in three sizes, depending on the customer’s size and need for bandwidth. In March 2010, we began offering our services through BeyondVoice packages that were designed to address the customer’s business needs rather than the size of the customer. Based on our experience since the introduction of these new packages, we determined that modifications to the packages were appropriate and began making package changes in November 2010 and completed them in the second quarter of 2011. These changes essentially combine a business-needs approach in different sizes and make mobile service an add-on. As the needs of our customers and the relative market change, we will continue to evolve our integrated service offering packages in the future as appropriate, such as including more cloud-based services in our base integrated packages starting in the third quarter.

In addition to our core BeyondVoice packages, through our acquisitions we expanded the applications and other offerings we deliver via the cloud, most notably by adding virtual and dedicated servers and cloud PBX services to the suite of products available to our customer base. In addition, our acquisitions bring customers and distribution channels not limited to our traditional geographically concentrated markets. We expect to make our historic cloud-based services, such as Virtual Receptionist, Hosted Microsoft Exchange, and secure desktop, available through these channels over time as we integrate the acquired operations. We believe the expansion of our product offering allows us to greatly extend the breadth of services we can deliver to our customers via the web, thus further minimizing or eliminating the need for our customers to invest in complex IT infrastructure and resources while increasing our wallet share opportunity and improving our value proposition. As we continue to focus on and expand our IT services utilizing the cloud, we expect to expand our addressable customer market and provide more innovative technology to new and existing customers.

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including: introduction of new packages with different pricing; changes in customers’ demand for certain products or services; changes in customer usage patterns; the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts; the distribution of customer installations during a period; the use of customer incentives employed when needed to be competitive; as well as fluctuations in terminating access rates. Customer revenues represented approximately 98.7% of total revenues for the three and six months ended June 30, 2011 as compared to 98.4% and 98.3% for the comparable periods in 2010. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues. We do not currently include the Cloud Services segment revenue or the related intercompany segment revenue eliminations to calculate and report ARPU as an operating metric. Thus we only utilize Core Managed Services ARPU as our revenue metric for our traditional business.

Customer revenues are generated under contracts that run up to three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. We define average monthly churn rate as the average of monthly churn, which is defined for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month. Our customer churn rate for the three and six months ended June 30, 2011 was 1.3%, consistent with the prior quarter and down from our highest churn rate, which was 1.5% in the quarters ended March 31, 2009 and June 30, 2009.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the incumbent local exchange carriers (or “ILECs”) and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain applications such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees and the cost of mobile handsets. The primary component of cost of revenue consists of the access fees paid to local telephone companies for high capacity circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary due to a number of factors and are the primary reason for differences in cost of revenue across our markets.

Historically, most of the high capacity circuits we leased were T-1’s. However, we are converting many of our existing customer T-1 circuits and have begun serving new customers using Ethernet in place of T-1 circuits in a number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers bandwidth at speeds well in excess of T-1 circuits while reducing our ongoing operating expenses. We currently serve just over 12% of our customers with Ethernet and are targeting to have approximately one-fourth of our existing customer base on ethernet by mid 2012. We expect to incur capital expenditures of up to $28 million through mid 2012 associated with the Ethernet conversions and expect to achieve significant access cost savings over time. As of June 30, 2011, we incurred $19.3 million in cumulative capital expenditures associated with the Ethernet conversion, of which $4.9 million and $13.6 million was incurred during the three and six months ended June 30, 2011. A significant portion of these expenditures relates to building out the collocation infrastructure to support our greater Ethernet customer base, and thus may not coincide proportionally to our actual conversion rate of customers to Ethernet in the near term.

A rising component of cost of revenue is transport cost, which is primarily the cost we incur with ILECs for traffic between central offices where we have collocation equipment, traffic between wire centers without our presence and our collocations, and intercity traffic between our markets. These costs may increase in the near term as we build additional collocations to support our Ethernet initiative; however, we expect that the increased transport costs will be offset by greater reductions in future access fees resulting from our investment in Ethernet technology, which provides significantly lower operating expenses than traditional T-1 technology.

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

Though not as significant to our overall business, the primary costs of revenue associated with our Cloud Services include licensing fees for the required operating systems, broadband service and access fees, power for our cloud server data facilities and other various costs.

Reclassifications

Reclassifications have been made to the three and six months ended June 30, 2010 Revenue and Cost of Revenue table within Item 2 herein to disaggregate transport fees for voice and Internet traffic from Other cost of revenue to Transport cost. Such reclassifications were made to conform to the current presentation for the three and six months ended June 30, 2011.

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

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	For the Three Months Ended June 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$119,039	98.7%	$109,922	98.4%	$9,117	8.3%
Terminating access revenue	1,555	1.3%	1,831	1.6%	(276)	(15.1)%

Total revenue	120,594		111,753		8,841	7.9%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	18,009	14.9%	15,762	14.1%	2,247	14.3%
Other cost of revenue	11,921	9.9%	9,976	8.9%	1,945	19.5%
Transport cost	5,912	4.9%	4,555	4.1%	1,357	29.8%
Mobile cost	5,406	4.5%	6,311	5.6%	(905)	(14.3)%
Telecommunications cost recoveries	(1,040)	(0.9)%	(1,301)	(1.2)%	261	(20.1)%

Total cost of revenue	40,208	33.3%	35,303	31.6%	4,905	13.9%

Gross margin (exclusive of depreciation and amortization):	$80,386	66.7%	$76,450	68.4%	$3,936	5.1%

Customer data:
Core Managed Services customer locations at period end	59,665		53,518		6,147	11.5%

Core Managed Services ARPU	$660		$708		$(48)	(6.8)%

Core Managed Services average monthly churn rate	1.3%		1.4%		(0.1)%

	For the Six Months Ended June 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$236,515	98.7%	$218,546	98.3%	$17,969	8.2%
Terminating access revenue	3,057	1.3%	3,722	1.7%	(665)	(17.9)%

Total revenue	239,572		222,268		17,304	7.8%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	35,814	14.9%	30,571	13.8%	5,243	17.2%
Other cost of revenue	23,304	9.7%	19,290	8.7%	4,014	20.8%
Transport cost	11,631	4.9%	9,398	4.2%	2,233	23.8%
Mobile cost	10,995	4.6%	14,695	6.6%	(3,700)	(25.2)%
Telecommunications cost recoveries	(1,940)	(0.8)%	(2,262)	(1.0)%	322	(14.2)%

Total cost of revenue	79,804	33.3%	71,692	32.3%	8,112	11.3%

Gross margin (exclusive of depreciation and amortization):	$159,768	66.7%	$150,576	67.7%	$9,192	6.1%

Customer data:
Core Managed Services customer locations at period end	59,665		53,518		6,147	11.5%

Core Managed Services ARPU	$665		$714		$(49)	(6.9)%

Core Managed Services average monthly churn rate	1.3%		1.4%		(0.1)%

Revenue. Total revenue increased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 primarily due to an increase in the average number of Core Managed Services customers and from $3.6 million and $6.8 million in revenue from our Cloud Services segment for the respective 2011 periods. In comparison to the same periods in 2010, the Core Managed Services segment revenue increased 4.7% and 4.8% during the three and six months ended June 30, 2011, respectively, and Core Managed Services ARPU declined $48, or 6.8% and $49 or 6.9%, respectively, for the three and six months ended June 30, 2011. The decline in this ARPU is primarily due to the lower prices of the new packages introduced in 2010, existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe these declines are related to the effects of the current economic conditions on customers and increased competitive pressures from alternate providers, such as cable companies. This downward pressure has been partially offset by the value delivered through selling additional applications.

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

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have declined for the three and six-month comparison periods by approximately $0.3 million and $0.7 million primarily due to a billing dispute filed by a major carrier during the third quarter of 2010 which had an overall negative impact on terminating access revenue. As we continue to evaluate the dispute and pursue a resolution, we are no longer recognizing the access charge revenue associated with this carrier due to the uncertainty of collectability. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth and possibly decline.

The following comprises the segment contributions to the increase in revenue in the three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010:

(Dollar amounts in thousands):

	For the Three Months Ended June 30,
	2011		2010		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$105,180	87.2%	$104,204	93.2%	$976	0.9%
Core Managed Services Emerging Markets:
Miami	5,306	4.4%	3,970	3.6%	1,336	33.7%
Minneapolis	2,097	1.7%	1,702	1.5%	395	23.2%
Greater Washington, D.C. Area	2,259	1.9%	1,424	1.3%	835	58.6%
Seattle	1,953	1.6%	453	0.4%	1,500	331.1%
Boston	260	0.2%	—	nm	260	nm

Core Managed Services total emerging markets	11,875	9.8%	7,549	6.8%	4,326	57.3%
Total Core Managed Services	117,055	97.1%	111,753	100.0%	5,302	4.7%
Cloud Services	3,612	3.0%	—	nm	3,612	nm
Intersegment elimination	(73)	(0.1)	—	nm	(73)	nm

Total Revenue	$120,594		$111,753		$8,841	7.9%

	For the Six Months Ended June 30,
	2011		2010		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$209,913	87.6%	$208,122	93.6%	$1,791	0.9%
Core Managed Services Emerging Markets:
Miami	10,354	4.3%	7,525	3.4%	2,829	37.6%
Minneapolis	4,140	1.7%	3,332	1.5%	808	24.2%
Greater Washington, D.C. Area	4,406	1.8%	2,599	1.2%	1,807	69.5%
Seattle	3,598	1.5%	690	0.3%	2,908	nm
Boston	422	0.2%	—	nm	422	nm

Core Managed Services total emerging markets	22,920	9.6%	14,146	6.4%	8,774	62.0%
Total Core Managed Services	232,833	97.2%	222,268	100.0%	10,565	4.8%
Cloud Services	6,846	2.9%	—	nm	6,846	nm
Intersegment elimination	(107)	nm	—	nm	(107)	nm

Total Revenue	$239,572		$222,268		$17,304	7.8%

nm – not meaningful

Cost of Revenue. The principal driver of the overall increase in cost of revenue is customer growth, offset by a significant reduction in mobile-related costs. Cost of revenue for the three and six months ended June 30, 2011 also includes $0.8 million and $1.5 million related to our Cloud Services segment. Cost of revenue associated with migrating customers to Ethernet technology totaled $0.7 million and $1.2 million during the three and six months ended June 30, 2011, respectively.

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

The other cost of revenue principally includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with the local telephone companies’ networks, internet access costs, the cost of third-party applications we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers and certain taxes and fees. Other cost of revenue increased as a percentage of revenue over the prior period primarily due to customer growth outpacing revenue growth.

Transport cost is a rising component of cost of revenue and may continue to rise in the near term at a rate outpacing customer growth as we expand current markets and build additional collocations to support our Ethernet initiative. Long term, we expect transport costs to stabilize and relative decreases to access costs on a per-customer basis given the cost savings of Ethernet access over traditional T-1 access.

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

Telecommunication cost recoveries are an ongoing operational activity that fluctuate from period to period, and have consistently remained at an approximate 1% of revenue over the comparative periods.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Three Months Ended June 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$39,816	33.0%	$37,552	33.6%	$2,264	6.0%
Share-based compensation	3,345	2.8%	3,932	3.5%	(587)	(14.9)%
Marketing cost	668	0.6%	932	0.8%	(264)	(28.3)%
Other selling, general and administrative	20,561	17.0%	19,555	17.5%	1,006	5.1%

Total SG&A	$64,390	53.4%	$61,971	55.5%	$2,419	3.9%

Other operating expenses:
Transaction costs	$—	—%	$—	nm %	$—	nm
Depreciation and amortization	17,496	14.5%	14,331	12.8%	3,165	22.1%

Total other operating expenses	$17,496	14.5%	$14,331	12.8%	$3,165	22.1%

Other data:
SG&A per average Core Managed Services customer	$351		$393		$(42)	(10.7)%

	For the Six Months Ended June 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$79,741	33.3%	$73,269	33.0%	$6,472	8.8%
Share-based compensation	7,631	3.2%	7,633	3.4%	(2)	(0.0)%
Marketing cost	1,211	0.5%	1,915	0.9%	(704)	(36.8)%
Other selling, general and administrative	40,153	16.8%	38,426	17.3%	1,727	4.5%

Total SG&A	$128,736	53.7%	$121,243	54.5%	$7,493	6.2%

Other operating expenses:
Transaction costs	$107	0.0%	$—	nm	$107	nm
Depreciation and amortization	33,958	14.2%	28,613	12.9%	5,345	18.7%

Total other operating expenses	$34,065	14.2%	$28,613	—%	$5,452	19.1%

Other data:
SG&A per average Core Managed Services customer	$356		$390		$(34)	(8.7)%

Employees	1,987		1,828		159	8.7%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010, primarily due to increased employee salaries, wages and benefits. Total selling, general and administrative expenses also includes $2.2 million and $4.1 million of additional expenses from our new Cloud Services segment in the three and six months ended June 30, 2011. The overall increase in selling, general and administrative expenses is partially offset by certain decreased expenses, including marketing costs, bad debt expense, and in the most recent three months, share-based compensation.

Higher employee costs, which include salaries, wages, benefits and other compensation paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff emerging markets and to serve the growth in customers. The three and six months ended June 30, 2011 also includes approximately $1.4 million and $2.7 million in compensation to our new Cloud Services employees who were not with us in the first and second quarter of 2010, and approximately $0.4 million and $1.0 million in employee cost associated with migrating customers to Ethernet technology during the three and six months ended June 30, 2011. Overall, the increase in salaries, wages and benefits over the prior respective periods was consistent with the growth in employees and has remained consistent as a percentage of revenue.

Share-based compensation expense for the three months ended June 30, 2011 decreased overall and as a percentage of revenue as compared to the three months ended June 30, 2010, primarily due to a decline in the fair value of awards granted over time based on lower share prices in recent periods. As our share price has declined from its height in 2007, we are experiencing certain decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted. Additionally, the resignation of certain executives in late 2010 and early 2011 resulted in decreased expense from awards forfeited, period over period. Share-based compensation expense during the six months ended June 30, 2011 remained consistent in amount and as a percentage of revenue compared to the six months ended June 30, 2010. The amount has not increased due to the aforementioned reasons, most notably realized in the $0.9 million reduction from the three months ended March 31, 2011 to three months ended June 30, 2011. Included in this consecutive quarter reduction is also a $0.4 million reduction in expense realized under our corporate bonus plan as the 2010 awards completed vesting during the first quarter.

Marketing costs decreased in amount and as a percent of revenues over the prior period as 2010 had increased marketing efforts associated with the introduction of the BeyondVoice Office and Mobile Edition packages. In general, our marketing costs will increase consistent with past practice as we add customers and expand into new markets. Additionally, we expect higher marketing costs in the remainder of 2011 as we promote our new Cloud Services segment and market the service to new and existing customers.

Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new and expanded operations needed to keep pace with the growth in customers. The improvement as a percentage of revenue is partially attributable to improved bad debt expense over the prior year and stronger overall cost controls as we scale back overhead growth to be in line with recent revenue growth.

Bad debt expense associated with Core Managed Services, was $1.7 million, or 1.5% of revenues, compared to $2.0 million, or 1.7% of revenues, for the three months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, respectively, bad debt expense was $3.2 million or 1.3% of revenues, compared to $4.1 million and 1.8% of revenues. This decline is primarily driven by our decreased Core Managed Services customer churn rate since typically the rate of bad debts and customer churn are closely related, as well as from stronger cash collections consistent with decreases in accounts receivable balances over the prior year.

Other operating expenses include acquisition-related transaction costs, and depreciation and amortization. Transaction costs include accounting, legal, consulting and other directly related professional fees associated with our recent Cloud Services acquisitions. The increase in depreciation and amortization for the three and six months ended June 30, 2011 compared to the three and six months ended June 30, 2010 relates primarily to an overall approximate 40% increase in capital expenditures during the six months ended June 30, 2011 compared to the six months ended, June 30, 2010. In addition we recognized $0.8 million and $1.6 million of depreciation and amortization from assets acquired through the recent Cloud Services acquisitions during the three and six months ended June 30, 2011, respectively.

Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue. This trend is also expected when slowing the speed of market expansion, and as more markets achieve positive Adjusted EBITDA results. Excluding depreciation and amortization, our selling, general and administrative costs per customer for the three and six month periods ended June 30, 2011 were 10.7% and 8.7% lower than in the same respective periods of 2010. Efficiency gains as a percentage of revenue are adversely impacted by declining ARPU, resulting in a more modest decrease in these costs relative to revenues. In addition, transaction costs related to acquisitions or financing activities may adversely affect selling, general and administrative costs in the short term.

Operating (Loss)/Income

For the three and six months ended June 30, 2011, our operating loss was $1.5 million and $3.0 million, respectively, compared to operating income of $0.1 million and $0.7 million for the comparable periods ended June 30, 2010. The operating loss during the three and six months ended June 30, 2011 was primarily driven by approximately $1.5 million and $2.6 million, respectively, in operating expenses associated with our Ethernet conversion project; increased depreciation and amortization as a result of increased capital expenditures and acquired tangible and intangible assets from the Cloud Services acquisitions; and decreasing Core Managed Services ARPU.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended June 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$—	—	$1	nm	$(1)	(100.0)%
Interest expense	(127)	(0.1)%	(64)	(0.1)	(63)	98.4
Other income, net	—	—	117	0.1%	(117)	(100.0)%
Income tax expense	(49)	nm	(300)	(0.3)%	251	(83.7)%

Total	$(176)	(0.1)%	$(246)	(0.2)%	$70	nm

	For the Six Months Ended June 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	—	—	1	nm	(1)	(100.0)%
Interest expense	(227)	(0.1)%	(109)	(0.0)	(118)	108.3
Other income, net	1,210	0.5%	1,654	0.7%	(444)	(26.8)%
Income tax benefit (expense)	233	0.1%	(1,325)	(0.6)%	1,558	(117.6)%

Total	$1,216	0.5%	$221	0.1%	$995	nm

Interest Expense. The majority of our interest expense for the three and six months ended June 30, 2011 and 2010 relates to commitment fees under our revolving credit facility with our creditor, and are higher in 2011 due to increasing our credit facility from $25.0 million to $40.0 million early in 2010 and then to $75.0 million early in 2011. During the three and six months ended June 30, 2011 and 2010, we had no amounts outstanding under our revolving line of credit.

Other income, net. Other income, net related primarily to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods, as discussed in Note 9 to the condensed consolidated financial statements. During the three and six months ended June 30, 2011, we recognized zero and $1.2 million of income, respectively, compared to $0.1 million and $1.7 million for the three and six months ended June 30, 2010, respectively.

Income Tax (Expense) Benefit. We recognized our 2011 interim period income tax (expense) benefit based on our year-to-date effective tax rate. Our income tax benefit for the six months ended June 30, 2011 is based on an effective tax rate of 21.7%, before discrete period items. The income tax (expense) benefit includes state income tax expense that results from states with gross receipts based taxes, which are due regardless of profit levels. These taxes are not dependent upon levels of pre-tax income and have a significant influence on our effective tax rate. As these markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline. Additionally, the 2011 income tax benefit reflected amounts associated with share based transactions, which are more fully described in Note 5 of the condensed consolidated financial statements. The amounts recorded in 2011 and 2010 also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.9 million and $0.6 million, respectively.

Our net deferred tax assets, after valuation allowance, totaled approximately $9.7 million at June 30, 2011 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at June 30, 2011, we will need to generate approximately $25.6 million in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 7 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

At June 30, 2011, we had cash and cash equivalents of $9.4 million. The available cash and cash equivalents are held primarily in our operating bank accounts.

	For the Six Months Ended		Change from Previous Period
	2011	2010	Dollars	Percent
Cash Flows:
Provided by operating activities	$29,009	$39,851	$(10,842)	(27.2)%
Used in investing activities	(40,742)	(27,922)	(12,820)	45.9%
(Used in)/provided by financing activities	(5,214)	651	(5,865)	(900.9)%

Net (decrease)/increase in cash and cash equivalents	$(16,947)	$12,580	$(29,527)	(234.7)%

Cash Flows From Operations. Operating cash flows decreased compared to the 2010 period primarily from: the timing of significant capital expenditure and telecommunication vendor payments resulting in $4.3 million in cash flow decreases from accounts payable; the timing of significant prepaid maintenance agreements paid in the current period but not in the comparable prior period, resulting in $2.8 million in reduced cash flows; a net loss during the current six month period compared to net income in the prior period, resulting in $2.8 million of reduced cash flows; and, $1.2 million in higher annual bonus payments in the first quarter of 2011 in comparison to that of 2010.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment, which fluctuate depending on growth in customers in our existing markets; the timing and number of facility and network additions needed to support our entry into new markets, expand existing markets and upgrade our network; enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers; and increases to the capacity of our data centers as our customer base and the breadth of our product portfolio expand. In addition, we continue to invest in the deployment of Ethernet technology to reduce operating expenses and enable the provision of higher bandwidth services to our customers. We anticipate that quarterly expenditures on our Ethernet technology platform will decline following the second quarter of 2011 and that the majority of our Ethernet investment will occur during 2011. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $40.0 million and $27.9 million for the six months ended June 30, 2011 and 2010, respectively. Our cash purchases of property and equipment during the six months ended June 30, 2011 included approximately $13.6 million related to the Ethernet conversion project. We expect to incur approximately $9.0 million in additional capital expenditures through mid 2012 related to this project. During the six months ended June 30, 2011, we also paid $0.8 million in deferred acquisition consideration to sellers of our Cloud Services acquisitions.

Cash Flows From Financing Activities. Cash flows used in financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, financing costs associated with the fourth and fifth amendments of the credit agreement with Bank of America, and the repurchase of common stock. The $5.9 million decrease in cash flows over the prior period is primarily due to the repurchase of Cbeyond common stock and higher taxes paid on the vesting of restricted shares in 2011.

Overall, we believe that cash on hand plus cash generated from operating activities will be sufficient to fund capital expenditures, operating expenses and other operating cash requirements associated with future growth. However, the six months ended June 30, 2011 includes negative cash flows for payments that occur on an infrequent basis, such as annual prepaid network maintenance fees, share repurchases, annual corporate bonus payments, and acquisition-related consideration. In addition, the increasing growth in capital expenditures resulting from the Ethernet initiative coupled with decreasing Core Managed Services ARPU has resulted in negative cash flows for the six months ended June 30, 2011.

We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. We believe that cash on hand and prospective cash flow from operations are sufficient to fund normal operations in 2011 and beyond, including our Ethernet conversion project and our investment in the Cloud Services business. Depending on the speed of conversions, opportunities for increased conversions, and the potential for acceleration of the growth rate in Cloud Services, it is possible that our cash outflows for these investments would not coincide on a short-term basis with cash inflows. In addition, the added cash requirements under our share repurchase program could necessitate funding beyond our cash on hand or cash flow from operations. In such circumstances, we may consider it prudent to temporarily draw against our credit facility. Further, while we do not anticipate a need for additional access to capital or new financing aside from our line of credit facility in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital required can be obtained on favorable terms.

As of the date of this filing, we have repurchased $7.0 million of our common shares under the share repurchase program out of a total authorization of up to $15.0 million, of which $3.5 million were repurchased as of June 30, 2011.

Revolving Line of Credit

As discussed as a source of cash noted above, we have a secured revolving line of credit for up to $75.0 million (increased from $40.0 million in February 2011) with Bank of America, of which $73.7 million is available. Availability is reduced due to $1.3 million in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash. Our current plans may contemplate drawing down on the line of credit; however, we may draw down on the line modestly in the near term, depending primarily on the timing of our future capital expenditures in connection with our Ethernet project and further share repurchases. The current line of credit is available through February 2016 based on the fourth amendment to the agreement executed in February 2011. As of June 30, 2011, we are not in violation of any financial covenants under the line of credit agreement. The terms of the line of credit are further described in Note 8 of our Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

We also entered the fifth amendment to our credit agreement on May 4, 2011 with Bank of America to allow for up to $50,000 of common share repurchases during the term of the credit agreement. The amendment also modified certain financial covenants. No other significant modification of terms, or changes to our available borrowing capacity were made under the amendment (see Note 8 to the condensed consolidated financial statements).

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

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At June 30, 2011, all cash and cash equivalents that are held in money market funds invest primarily in short-term U.S. Treasury Obligations and are immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the three months ended June 30, 2011 would have changed by less than $0.1 million. This estimate assumes that the change occurred on the first day of 2011 and that all cash and cash equivalents are held in money market funds. However as of June 30, 2011, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of June 30, 2011, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A.	RISK FACTORS

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table presents information about repurchases of Cbeyond, Inc. common stock made by us during the six months ended June 30, 2011 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Programs	Appropriate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)

May 1, 2011 through May 31, 2011	38	$13.52	38	$14,486

June 1, 2011 through June 30, 2011	231	12.95	231	12,009

Total	269	$13.03	269	$11,495

(A)	Our Board of Directors approved a resolution to authorize the repurchase of up to $15,000 as part of a publicly announced program. Unless terminated by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	RESERVED

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††	The following financial information from the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date: August 5, 2011

Exhibit Index

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††	The following financial information from the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.