Form 10-Q
period 2011-09-30
CBEYOND, INC.
filed 2011-11-04
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):     Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on October 30, 2011
Common Stock, $0.01 par value	30,354,954

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

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,495	$26,373
Accounts receivable, gross	28,296	27,238
Less: Allowance for doubtful accounts	(2,226)	(2,354)

Accounts receivable, net	26,070	24,884
Prepaid expenses	10,806	9,665
Inventory, net	2,087	2,243
Restricted cash	1,295	—
Deferred tax asset, net	946	938
Other assets	632	706

Total current assets	50,331	64,809
Property and equipment, gross	470,840	421,173
Less: Accumulated depreciation and amortization	(310,751)	(270,482)

Property and equipment, net	160,089	150,691
Goodwill	19,814	20,537
Intangible assets	10,397	10,397
Less: Accumulated amortization	(1,217)	(248)

Intangible assets, net	9,180	10,149
Restricted cash	—	1,295
Non-current deferred tax asset, net	8,515	8,068
Other non-current assets	2,460	2,418

Total assets	$250,389	$257,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,849	$15,193
Accrued telecommunications costs	18,079	16,948
Deferred customer revenue	11,262	10,958
Other accrued liabilities	21,637	24,489
Current portion of contingent consideration	5,464	789

Total current liabilities	75,291	68,377
Other non-current liabilities	9,283	10,434
Contingent consideration	—	6,035
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,138 and 29,577 shares issued and outstanding, respectively	291	296
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	306,242	299,501
Accumulated deficit	(140,718)	(126,676)

Total stockholders’ equity	165,815	173,121

Total liabilities and stockholders’ equity	$250,389	$257,967

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Customer revenue	$119,793	$111,861	$356,308	$330,407
Terminating access revenue	2,736	1,595	5,793	5,317

Total revenue	122,529	113,456	362,101	335,724

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $9,324, $8,355, $28,252 and $25,144, respectively, shown separately below)	40,457	36,293	120,261	107,985
Selling, general and administrative (exclusive of depreciation and amortization of $7,518, $6,151, $22,548 and $17,975, respectively, shown separately below)	65,744	63,428	194,587	184,671
Depreciation and amortization	16,842	14,506	50,800	43,119

Total operating expenses	123,043	114,227	365,648	335,775

Operating (loss)	(514)	(771)	(3,547)	(51)
Other income (expense):
Interest income	—	—	—	1
Interest expense	(136)	(85)	(363)	(194)
Other income, net	—	105	1,210	1,759

(Loss) income before income taxes	(650)	(751)	(2,700)	1,515
Income tax (expense) benefit	(491)	143	(258)	(1,182)

Net (loss) income	$(1,141)	$(608)	$(2,958)	$333

Net (loss) income per common share:
Basic	$(0.04)	$(0.02)	$(0.10)	$0.01

Diluted	$(0.04)	$(0.02)	$(0.10)	$0.01

Weighted average common shares outstanding:
Basic	29,442	29,496	29,606	29,308
Diluted	29,442	29,496	29,606	30,319

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2010	29,577	$296	$299,501	$(126,676)	$173,121
Exercise of stock options	35	—	315	—	315
Issuance of employee benefit plan stock	153	2	78	—	80
Share-based compensation from options to employees	—	—	2,938	—	2,938
Share-based compensation from restricted shares to employees	—	—	5,376	—	5,376
Share-based compensation for non-employees	—	—	(150)	—	(150)
Vesting of restricted shares	508	5	(5)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(143)	(2)	(1,811)	—	(1,813)
Shares repurchased under our publicly announced share repurchase program	(992)	(10)	—	(11,084)	(11,094)
Net loss	—	—	—	(2,958)	(2,958)

Balance at September 30, 2011	29,138	$291	$306,242	$(140,718)	$165,815

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Nine Months Ended September 30 ,
	2011	2010
Operating Activities:
Net (loss) income	$(2,958)	$333
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	50,800	43,119
Deferred taxes	(455)	738
Provision for doubtful accounts	4,723	5,839
Other non-cash income, net	(1,210)	(1,759)
Non-cash share-based compensation	10,551	11,675
Change in acquistion-related contingent consideration	(329)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,909)	(3,110)
Inventory	156	1,270
Prepaid expenses and other current assets	(1,067)	(2,699)
Other assets	301	612
Accounts payable	3,656	78
Other liabilities	(3,187)	(113)

Net cash provided by operating activities	55,072	55,983
Investing Activities:
Purchases of property and equipment	(59,235)	(43,914)
Additional acquisition consideration	(780)	—
Increase in restricted cash	—	(52)

Net cash used in investing activities	(60,015)	(43,966)
Financing Activities:
Taxes paid on vested restricted shares	(1,813)	(1,126)
Financing issuance costs	(343)	(194)
Proceeds from exercise of stock options	315	1,812
Repurchase of common stock	(11,094)	—

Net cash (used in) provided by financing activities	(12,935)	492

Net (decrease) increase in cash and cash equivalents	(17,878)	12,509
Cash and cash equivalents at beginning of period	26,373	39,267

Cash and cash equivalents at end of period	$8,495	$51,776

Supplemental disclosure:
Interest paid	$219	$138
Income taxes paid, net of refunds	$763	$891
Non-cash purchases of property and equipment	$87	$525

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Cbeyond, Inc., a managed information technology, or IT, and communications service provider, incorporated on March 28, 2000 in Delaware. As of September 30, 2011, we provide Core Managed Services to small businesses located in 14 metropolitan markets (see Item 2, and Note 7 to the Condensed Consolidated Financial Statements) whereby we deliver integrated packages of managed IT and communications services, including broadband circuits as part of our service (our “BeyondVoice” package). In addition, we offer Cloud Services that are delivered separately from broadband circuits such as virtual and dedicated cloud servers, and cloud private branch exchange, throughout the United States and internationally.

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements (the “condensed consolidated financial statements”) and information have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

Reclassifications

We reclassified certain amounts in our prior year condensed consolidated financial statements to conform to our current year presentation. For the three and nine months ended September 30, 2010, in our condensed consolidated statements of operations, we have reclassified and increased our Selling, general and administrative expense by $183 to reflect amounts previously classified as Transaction costs.

Restricted Cash

Some vendors providing services to us require letters of credit that may be drawn in the event we cannot meet our obligations to the vendor. We are required to maintain cash or cash equivalents with the bank in order to avoid fees associated with our letters of credit, but are not legally required to do so. These deposits also act as collateral for letters of credit issued on our behalf. Historically, we have maintained cash or cash equivalents in the form of money market funds with the bank at a dollar amount equal to the letters of credits outstanding and have not intended to use these funds within the next twelve months for any other purpose. Therefore, these funds have historically been considered restricted cash and classified as a non-current asset.

We may draw down on these funds as well as our line of credit modestly in the near term, depending primarily on the timing of our future capital expenditures and operating cash requirements. As such, we have classified such amounts as a current asset as of September 30, 2011.

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

In September 2011, FASB approved for issuance ASU 2011-08, Intangibles—Goodwill and Other (ASC 350). This update allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The implementation of this guidance did not have a material impact on the condensed consolidated financial statements. In addition, we do not expect ASU 2011-08 to impact our annual goodwill impairment test that is currently being performed as of October 1, 2011.

Note 2. Earnings per Share

Basic and Diluted Net (Loss) Income per Share

We calculate basic net (loss) income per share by dividing Net (loss) income by the weighted average number of shares of common stock outstanding for the period. Our diluted net (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are antidilutive, they are excluded from the computation of dilutive net (loss) income per share. We were in a net loss position for the three and nine months ended September 30, 2011, and for the three months ended September 30, 2010, resulting in no difference between basic net loss per share and diluted net loss per share.

The following table summarizes our basic and diluted net (loss) income per share calculations (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(1,141)	$(608)	$(2,958)	$333

Basic weighted average common shares outstanding	29,442	29,496	29,606	29,308
Effect of dilutive securities	—	—	—	1,011

Diluted weighted average common shares outstanding	29,442	29,496	29,606	30,319

Basic net (loss) income per common share	$(0.04)	$(0.02)	$(0.10)	$0.01
Diluted net (loss) income per common share	$(0.04)	$(0.02)	$(0.10)	$0.01

Securities that were not included in the diluted net (loss) income per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (see Note 4), are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Anti-dilutive shares	5,122	5,263	5,141	2,251

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

Both acquisitions include contingent consideration. During the second quarter of 2011, we revised the acquisition-date estimated fair value for the contingent consideration recognized for MaximumASP and recorded a $631 purchase price reduction. We also amended the asset purchase agreement with MaximumASP to clarify certain terms of the agreement. Among other things, the amendment revised the 2011 earnout revenue achievement range of $10,800 to $11,400 to a range of $13,000 to $16,000. This range includes certain revenue components that were not considered in the original agreement. The amendment did not alter the total eligible contingent consideration to the sellers of MaximumASP of $5,400, nor did it alter the contingent consideration payment date of March 31, 2012. The effect of this amendment on our financial statements was not significant.

We record the contingent consideration liability at estimated fair value. At September 30, 2011, the fair value of the contingent consideration was estimated by applying the income approach and was based on significant inputs that are not observable in the market, representing a level three measurement (as defined under ASC 820, Fair Value Measurements and Disclosures). Key assumptions include the discount rate representative of the time value of money for the period to the settlement date, and the probability-adjusted likelihood of milestone achievement and revenue achievement in calendar year 2011, the period in which the contingent consideration will be measured.

There were no other significant changes in fair value assigned to the acquired assets and liabilities since December 31, 2010. During the third quarter of 2011, we finalized the allocation of the total consideration of identifiable assets and liabilities.

During the nine months ended September 30, 2011, we paid $380 in cash to MaximumASP to settle the working capital adjustment specified in the asset purchase agreement, and $400 in cash to the shareholders of Aretta upon achievement of a contingent consideration milestone. Subsequent to September 30, 2011, we also paid an additional $400 in cash to the shareholders of Aretta upon achieving their second contingent consideration milestone.

The following table summarizes changes to our acquired goodwill and total contingent consideration liability (current and long-term) recorded from December 31, 2010 to September 30, 2011:

	Goodwill	Contingent Consideration Liability
December 31, 2010	$20,537	$(6,824)
Acquisition-date related purchase adjustments:
Contingent consideration reduction	(631)	631
Income tax-related adjustment	(92)	—
Contingent consideration paid	—	400
Fair value adjustments (a)	—	329

September 30, 2011	$19,814	$(5,464)

(a)	Fair value adjustments primarily include a decrease in the forecasted milestone achievement for MaximumASP.

Note 4. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock, and stock purchase rights, collectively referred to as share-based awards. The majority of the share-based awards vest at a rate of 25% per year over four years, although the Board of Directors occasionally approves different vesting schedules. Beginning in 2011, the vesting of 50% of the share-based awards granted to our Chief Executive Officer are contingent on attaining certain financial performance metrics, and are currently deemed probable to vest. Options are granted at exercise prices not less than the fair market value of our common stock on the grant date. The fair market value of our common stock is determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of September 30, 2011, we had 1,043 share-based awards available for future grant. Compensation expense related to all share-based awards for the three and nine months ended September 30, 2011 totaled $2,920 and $10,551, respectively, and for the three and nine months ended September 30, 2010 totaled $4,042 and $11,675, respectively.

We also grant equity instruments to non-employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, which we deem more reliably measurable than the fair value of the consideration received. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty’s performance is complete. During the three and nine months ended September 30, 2011, we recognized the benefit of reversing $328 in share-based compensation expense related to certain performance-based awards to non-employees that were no longer considered likely to vest.

A summary of the status of our share-based awards is presented in the table below:

	Stock Options	Restricted Stock
Outstanding, January 1, 2011	3,705	1,313
Granted	189	518
Stock options exercised (A)	(35)	—
Restricted stock vested (B)	—	(508)
Forfeited or cancelled	(235)	(107)

Outstanding, September 30, 2011	3,624	1,216

Options exercisable, September 30, 2011	3,082

(A)	The total intrinsic value of options exercised during the nine months ended September 30, 2011 was $166.

(B)	The fair value of restricted shares that vested during the nine months ended September 30, 2011 was $6,446.

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were use to estimate the grant date fair value of options during the nine months ended September 30, 2011 and 2010. No new stock options were granted during the three months ended September 30, 2011:

	Nine Months Ended September 30,
	2011	2010
Grant date fair value	$6.49	$7.07
Expected dividend yield	0.0%	0.0%
Expected volatility	53.2%	56.5%
Risk-free interest rate	2.9%	2.5%
Expected multiple of share price to exercise price upon exercise	2.0	2.2
Post vest cancellation rate	1.1%	2.8%

As of September 30, 2011, we had $2,791 and $11,892 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which are both expected to be recognized over a weighted average period of 2.0 and 2.1 years, respectively.

During the first quarter of 2011, management approved a mandatory share-based compensation plan for our management team that provides for the settlement of a portion of performance-based compensation under our corporate bonus plan with shares of common stock, governed under our 2005 Equity Incentive Award Plan. The portion of performance-based compensation that will be settled in equity is 20% of the annual bonus payout for each respective member of management based on the 2011 annual corporate bonus performance criteria that are established by management and approved by the Board of Directors. The number of shares to be granted shall be based on the closing share price of our stock on the date we pay the cash payout of the corporate bonus plan, which is expected to be in March 2012. The shares earned by the participants in this plan vest at various points in 2012. During the three and nine months ended September 30, 2011, we recognized $149 and $586, respectively, of share-based compensation expense under our corporate bonus plan.

We also have a commitment to contribute our shares to the 401(k) Profit Sharing Plan (the “Plan”) at the end of each Plan year (December 31). The number of shares to be contributed is variable based on the share price on the last day of the Plan year when the obligation becomes fixed and payable. Based on the September 30, 2011 share price, 270 shares would be required to satisfy the $1,907 obligation as of September 30, 2011, assuming all participants were fully vested as of September 30, 2011. The ultimate number of shares relating to the obligation at September 30, 2011 will be higher or lower depending on whether the share price on December 31, 2011 has decreased or increased from the September 30, 2011 share price. In addition, the shares that will be issued on December 31, 2011 will increase relating to further obligations accruing from September 30, 2011 to December 31, 2011. During the three and nine months ended September 30, 2011, we recognized $646 and $1,802, respectively, of share-based compensation expense related to the Plan as compared to $579 and $1,685 for the three and nine months ended September 30, 2010, respectively.

Note 5. Income Taxes

The following table summarizes significant components of our income tax expense for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
Federal income tax expense (benefit) at statutory rate	$(945)	$530
State income tax expense, net of federal effect	285	383
Nondeductible expenses	171	148
Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	1,668	802
Change in valuation allowance	(900)	(612)
Other	(21)	(69)

Total	$258	$1,182

We typically recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and then apply this rate to the pre-tax income (loss) for the year-to-date period, which is the approach utilized when a reliable estimate of the annual effective tax rate can be made. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income due to our proximity to break-even results. The income tax expense (benefit) includes state income tax expense that results from states with gross receipts based taxes, which are due regardless of profit levels. These taxes are not dependent upon levels of pre-tax income and have a significant influence on our effective tax rate. Accordingly, we recognized interim period tax expense through September 30, 2011 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense, as well as reduces the impact that future income variances will have on the accuracy of this amount.

Our 2011 and 2010 income tax expenses include the effects of certain transactions that are not recognized through the year-to-date effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the nine months ended September 30, 2011 and 2010, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $1,668 and $1,112 (in 2011 and 2010, respectively) relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes. In 2010, the charge went first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder was charged to income tax expense. Because the 2010 write-off of the stock compensation deferred tax asset reduced the accumulated additional-paid-in-capital pool to zero, the entire $1,668 of the 2011 write-off of deferred tax assets related to stock compensation was charged to income tax expense. Additionally, a portion of our valuation allowance against the stock compensation deferred tax assets was no longer required and was reduced, resulting in offsetting income tax benefits of $900 and $612 in 2011 and 2010, respectively.

Our net deferred tax assets, after valuation allowance, totaled approximately $9,461 at September 30, 2011 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at September 30, 2011, we will need to generate approximately $24,900 in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Note 6. Other Liabilities

The following comprises the breakdown of Other accrued liabilities:

	September 30, 2011	December 31, 2010
Accrued bonus	$7,255	$9,948
Accrued other compensation and benefits	4,525	2,251
Accrued sales taxes	—	1,235
Accrued other taxes	4,164	4,309
Accrued promotions	1,216	1,325
Deferred rent	1,914	1,845
Other accrued expenses	2,563	3,576

Other accrued liabilities	$21,637	$24,489

Non-current portion of deferred rent	$7,848	$9,075
Non-current other accrued expenses	1,435	1,359

Other non-current liabilities	$9,283	$10,434

Accrued sales tax represented the remaining liabilities related to the dissolution of our captive lease subsidiaries. All statutory periods expired as of March 31, 2011 (see Note 9).

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

The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. Currently, a market is considered established upon achieving positive adjusted EBITDA for at least four consecutive fiscal quarters and otherwise share similar economic characteristics as the other established markets. As of September 30, 2011, the Miami market has been re-categorized to the Core Managed Services Established Market segment due to its achievement of four consecutive fiscal quarters of positive adjusted EBITDA. We have updated our segment tables below to retroactively present Miami as an established market in the prior periods.

At September 30, 2011, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including metropolitan Minneapolis, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. The Cloud Services segment was established in the fourth quarter of 2010 after our acquisitions and has been treated as a reportable segment because the CODM managed the Cloud Services segment as a separate business unit in terms of resource allocation and financial performance.

During the three months ended September 30, 2011, we began to fully integrate and merge the Cloud Services business unit into the existing operations of the Core Managed Service business. This effort involves a redeployment of the Cloud leadership team into the relevant consolidated functional areas. We began this effort as part of a strategic shift to directly focus more of our selling and service delivery efforts toward the customers within our target market of small businesses who are technologically demanding and have more complex IT needs. In addition, we believe this strategic direction may make our historic geographic footprint less relevant as we grow the level of IT and communication services we offer nationally and internationally via our cloud infrastructure. At this time, we have not yet determined what impact these functional and strategic changes will have on our reportable segment structure.

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

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting related adjustments, gain or loss on asset dispositions and non-operating income or expense. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by our CODM to assess and evaluate the performance of the business and our operating segments, both on a consolidated and on an individual basis.

The tables below present information about our operating segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Core Managed Services Established Markets	$111,671	$109,094	$331,938	$324,741
Core Managed Services Emerging Markets:
Minneapolis	2,121	1,863	6,261	5,195
Greater Washington DC Area	2,378	1,722	6,784	4,321
Seattle	2,231	769	5,829	1,459
Boston (4)	367	8	789	8

Core Managed Services total emerging markets	7,097	4,362	19,663	10,983
Total Core Managed Services	118,768	113,456	351,601	335,724
Cloud Services	3,865	—	10,711	—
Intersegment elimination	(104)	—	(211)	—

Total revenues (1) (2)	$122,529	$113,456	$362,101	$335,724

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Adjusted EBITDA
Core Managed Services Established Markets (3)	$48,034	$47,500	$142,643	$141,997
Core Managed Services Emerging Markets:
Minneapolis	168	(166)	352	(823)
Greater Washington DC Area	(370)	(1,008)	(924)	(3,327)
Seattle	(647)	(1,333)	(2,489)	(3,802)
Boston (4)	(876)	(994)	(2,936)	(1,553)

Core Managed Services total emerging markets	(1,725)	(3,501)	(5,997)	(9,505)
Total Core Managed Services	46,309	43,999	136,646	132,492
Cloud Services	397	—	1,865	—
Corporate	(27,829)	(26,039)	(80,907)	(77,566)

Total adjusted EBITDA	$18,877	$17,960	$57,604	$54,926

Operating income (loss)
Core Managed Services Established Markets (3)	$41,726	$40,516	$121,764	$121,880
Core Managed Services Emerging Markets:
Minneapolis	(126)	(431)	(510)	(1,581)
Greater Washington DC Area	(790)	(1,368)	(2,139)	(4,376)
Seattle	(990)	(1,549)	(3,455)	(4,389)
Boston (4)	(1,004)	(1,042)	(3,391)	(1,609)

Core Managed Services total emerging markets	(2,910)	(4,390)	(9,495)	(11,955)
Total Core Managed Services	38,816	36,126	112,269	109,925
Cloud Services	(410)	—	(727)	—
Corporate	(38,920)	(36,897)	(115,089)	(109,976)

Total operating (loss) income	$(514)	$(771)	$(3,547)	$(51)

Depreciation and amortization expense
Core Managed Services Established Markets	$6,028	$6,743	$20,141	$19,435
Core Managed Services Emerging Markets:
Minneapolis	284	251	834	721
Greater Washington DC Area	411	351	1,192	1,018
Seattle	326	206	924	562
Boston (4)	121	44	437	47

Core Managed Services total emerging markets	1,142	852	3,387	2,348
Total Core Managed Services	7,170	7,595	23,528	21,783
Cloud Services	796	—	2,384	—
Corporate	8,876	6,911	24,888	21,336

Total depreciation and amortization expense	$16,842	$14,506	$50,800	$43,119

Capital expenditures
Core Managed Services Established Markets	$10,681	$7,529	$26,976	$16,074
Core Managed Services Emerging Markets:
Minneapolis	128	253	371	550
Greater Washington DC Area	297	233	748	582
Seattle	245	213	741	996
Boston (4)	73	39	191	1,863

Core Managed Services total emerging markets	743	738	2,051	3,991
Total Core Managed Services	11,424	8,267	29,027	20,065
Cloud Services	1,301	—	3,340	—
Corporate	6,548	7,777	26,955	24,374

Total capital expenditures	$19,273	$16,044	$59,322	$44,439

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Reconciliation of Adjusted EBITDA to Net (loss) income:
Total adjusted EBITDA for operating segments	$18,877	$17,960	$57,604	$54,926
Depreciation and amortization	(16,842)	(14,506)	(50,800)	(43,119)
Non-cash share-based compensation	(2,920)	(4,042)	(10,551)	(11,675)
MaximumASP purchase accounting adjustment (5)	418	—	354	—
Transaction costs	(47)	(183)	(154)	(183)
Interest income	—	—	—	1
Interest expense	(136)	(85)	(363)	(194)
Other income, net	—	105	1,210	1,759
Income tax benefit (expense)	(491)	143	(258)	(1,182)

Net (loss) income	$(1,141)	$(608)	$(2,958)	$333

(1)	During the three and nine months ended September 30, 2010, we recognized a reduction to revenue of approximately $127 and $846, respectively, for a change in estimate related to certain customer promotional liabilities recorded in prior periods.

(2)	During the three and nine months ended September 30, 2011, we recognized an increase to revenue of approximately $1,095 from the settlement of a terminating access billing dispute filed by a major carrier.

(3)	During the nine months ended September 30, 2011 and 2010, we recognized a benefit of approximately $420 and $724, respectively, to cost of revenue for the Los Angeles, San Diego, and San Francisco Bay Area operating segments for telecommunication cost recoveries under the Triennial Review Remand Order (Note 9).

(4)	We launched service to customers in the Boston market in the third quarter of 2010.

(5)	These adjustments include $64 of amortization relating to deferred revenue fair value adjustments recognized during the first quarter of 2011, and a $418 reduction to the contingent consideration liability during the third quarter of 2011. Such adjustments affect period-to-period financial performance comparability.

Note 8. Share Repurchase Program

On May 2, 2011, Cbeyond’s Board of Directors authorized up to $15,000 in repurchases of Cbeyond common shares from time to time in open market purchases, privately negotiated transactions or otherwise. We also entered into the fifth amendment to our credit agreement on May 4, 2011 with Bank of America to allow for up to $50,000 of common share repurchases during the term of the credit agreement. The amendment also modified certain financial covenants. No other significant modification of terms, or changes to our available borrowing capacity were made under this amendment. As of September 30, 2011, we are not in violation of any covenants under the line of credit agreement.

During the nine months ended September 30, 2011, we repurchased $11,094 in outstanding shares, representing 992 shares at an average price of $11.18 per share. Repurchased shares are retired and are no longer issued and outstanding, but remain authorized shares. Any future repurchase will be made on an opportunistic basis depending on prevailing market conditions, liquidity requirements, contractual restrictions and other discretionary factors. As of the date of this filing, we have repurchased no additional shares of our common stock.

Note 9. Contingencies

Triennial Review Remand Order

The Federal Communications Commission, or FCC, issued its Triennial Review Remand Order, or TRRO, and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed as telecommunication cost recoveries once they pass the applicable back billing period, or once a settlement agreement is reached with the relevant ILEC that may relieve a previously recognized liability. As of September 30, 2011 and December 31, 2010, respectively, our accrual for TRRO totals $982 and $1,629.

Dissolution of Captive Leasing Subsidiaries

Effective December 31, 2006, we dissolved and collapsed our captive leasing subsidiaries. These subsidiaries historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these subsidiaries. In connection with the dissolution, a final accounting of all activity under the leasing subsidiaries was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing subsidiaries that existed at the time of collapse, were included in Other accrued liabilities. Over time, we adjusted the liabilities related to captive leasing subsidiaries for any statutory periods that have expired. For the nine months ended September 30, 2011, we removed the remainder of these liabilities since all statutory periods expired as of March 31, 2011, resulting in a benefit of $1,204 to Other income, net, compared to a benefit of $1,759 for the nine months ended September 30, 2010.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that, as of September 30, 2011, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

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

Business Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded our Core operations into 13 additional geographic markets. Additionally, the establishment of our Cloud Services operations allows us to deliver cloud-based services outside of these target markets (see Note 3 to our condensed consolidated financial statements). As a result of our focus on expanding our Cloud Services offerings and our ongoing Ethernet conversion project (see Cost of Revenue section) being implemented throughout our geographically-based markets, we currently have no plans to expand our core operations into additional markets during 2011. We have not yet determined the number and pace of new core market expansions after 2011. The following comprises the historical service launch dates for our geographically-based markets (collectively we refer to our market-based segments as our “Core Managed Services”):

Geographically-based Markets	Service Launch Year
Atlanta and Dallas	2001
Denver	2002
Houston	2004
Chicago	2005
Los Angeles	2006
San Diego, Detroit and San Francisco Bay Area	2007
Miami and Minneapolis	2008
Greater Washington D.C. Area and Seattle	2009
Boston	2010

We aggregate established markets with similar economic characteristics for segment reporting. The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously in Note 7 to our condensed consolidated financial statements, achieved certain operating performance levels. Currently, a market is considered established upon achieving positive Adjusted EBITDA for at least four consecutive fiscal quarters and otherwise share similar economic characteristics as the other established markets. As of September 30, 2011, the Miami market has been re-categorized to the Core Managed Services Established Market grouping due to its achievement of four consecutive fiscal quarters of positive Adjusted EBITDA. We have updated our segment disclosure to retroactively present Miami as an established market in the prior period (see Note 7 to our condensed consolidated financial statements).

At September 30, 2011, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including metropolitan Minneapolis, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. The Cloud Services segment was established in the fourth quarter of 2010 after our acquisitions.

During the three months ended September 30, 2011, we began to fully integrate and merge the Cloud Services business unit into the existing operations of the Core Managed Service business. This effort involves a redeployment of the Cloud leadership team into the relevant consolidated functional areas. We began this effort as part of a strategic shift to directly focus more of our selling and service delivery efforts toward the customers within our target market of small businesses who are more technologically demanding and have more complex IT needs. In addition, we believe this strategic direction may make our historic geographic footprint less relevant as we grow the level of IT and communication services we offer nationally and internationally via our cloud infrastructure. At this time, we have not yet determined what impact these functional and strategic changes will have on our reportable segment structure.

We focus on Adjusted EBITDA as a principal indicator of the operating performance of our business and our reportable segments. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting related adjustments, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, Adjusted EBITDA for a geographic segment does not include corporate overhead expense and other centralized operating costs. We believe that Adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and of whether our operating segments are able to produce sufficient operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

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

In addition to our core BeyondVoice packages, through our acquisitions we expanded the service offerings we deliver via the cloud, most notably by adding virtual and dedicated servers and cloud PBX services to the suite of products available to our customer base. Our acquisitions bring customers and distribution channels not limited to our traditional geographically concentrated markets. We expect to make our historic cloud-based services, such as Virtual Receptionist, Hosted Microsoft Exchange, and secure desktop, available through these channels over time as we integrate the acquired operations. We believe the expansion of our product offering allows us to greatly extend the breadth of services we can deliver to our customers via the web, thus further minimizing or eliminating the need for our customers to invest in complex IT infrastructure and resources while increasing our wallet share opportunity and improving our value proposition. As we continue to focus on and expand our IT services utilizing the cloud, we expect to expand our addressable customer market and provide more innovative technology to new and existing customers.

Average monthly revenue per customer location, or ARPU, is impacted by a variety of factors, including: introduction of new packages with different pricing; changes in customers’ demand for certain products or services; changes in customer usage patterns; the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts; the distribution of customer installations during a period; the use of customer incentives employed when needed to be competitive; as well as fluctuations in terminating access rates. Customer revenues represented approximately 97.8% and 98.4% of total revenues for the three and nine months ended September 30, 2011, respectively, as compared to 98.6% and 98.4% for the comparable periods in 2010. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues. Customer revenues dropped slightly as a percentage of total revenues this quarter, primarily due to $1.1 million of terminating access revenue recognized from a settled billing dispute with a large carrier. We do not currently include the Cloud Services segment revenue or the related intercompany segment revenue eliminations to calculate and report ARPU as an operating metric. Thus we only utilize Core Managed Services ARPU as our primary revenue metric for our traditional business.

Core Managed Services customer revenues are generated under contracts that run up to three-year terms. Therefore, customer churn rates have an impact on projected future revenue streams. We define average monthly churn rate as the average of monthly churn, which is defined for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month. Our Core Managed Services customer churn rate for the three and nine months ended September 30, 2011 was 1.4% and 1.3%, respectively.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the incumbent local exchange carriers (or “ILECs”) and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain service offerings such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees and the cost of mobile handsets. The primary component of cost of revenue consists of the access fees paid to local telephone companies for high capacity circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary due to a number of factors and are the primary reason for differences in cost of revenue across our markets.

Historically, most of the high capacity circuits we leased were T-1’s. However, we are converting many of our existing customer T-1 circuits and have begun serving new customers using Ethernet in place of T-1 circuits in a number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customer’s bandwidth at speeds well in excess of T-1 circuits while reducing our ongoing operating expenses. We currently serve just over 16% of our customers with Ethernet and are targeting to have approximately one-fourth of our existing customer base on Ethernet by mid 2012. We expect to incur capital expenditures of up to $28 million through mid 2012 associated with the Ethernet conversions and expect to achieve significant access cost savings over time. As of September 30, 2011, we incurred $23.9 million in cumulative capital expenditures associated with the Ethernet conversion, of which $4.6 million and $18.2 million was incurred during the three and nine months ended September 30, 2011. A significant portion of these expenditures relates to building out the collocation infrastructure to support our greater Ethernet customer base, and thus does not coincide proportionally to our actual conversion rate of customers to Ethernet.

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

Reclassifications

Reclassifications have been made to the three and nine months ended September 30, 2010 Revenue and Cost of Revenue table within Item 2 herein to disaggregate transport fees for voice and Internet traffic from Other cost of revenue to Transport cost. Reclassifications have also been made to the three and nine months ended September 30, 2010 Selling, General and Administrative and Other Operating Expenses table within Item 2 herein to reclassify transaction costs from Other operating expenses to Selling, general and administrative expense. Such reclassifications were made to conform to the current presentation for the three and nine months ended September 30, 2011.

Results of Operations

Revenue and Cost of Revenue (Dollar amounts in thousands, except average revenue per customer location)

	For the Three Months Ended September 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$119,793	97.8%	$111,861	98.6%	$7,932	7.1%
Terminating access revenue	2,736	2.2%	1,595	1.4%	1,141	71.5%

Total revenue	122,529		113,456		9,073	8.0%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	18,420	15.0%	16,723	14.7%	1,697	10.1%
Other cost of revenue	11,769	9.6%	10,147	8.9%	1,622	16.0%
Transport cost	6,172	5.0%	5,104	4.5%	1,068	20.9%
Mobile cost	5,620	4.6%	6,095	5.4%	(475)	(7.8)%
Telecommunications cost recoveries	(1,524)	(1.2)%	(1,776)	(1.6)%	252	(14.2)%

Total cost of revenue	40,457	33.0%	36,293	32.0%	4,164	11.5%

Gross margin (exclusive of depreciation and amortization):	$82,072	67.0%	$77,163	68.0%	$4,909	6.4%

Customer data:
Core Managed Services customer locations at period end	61,125		55,240		5,885	10.7%

Core Managed Services ARPU	$656		$695		$(39)	(5.6)%

Core Managed Services average monthly churn rate	1.4%		1.4%		(0.0)%

	For the Nine Months Ended September 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$356,308	98.4%	$330,407	98.4%	$25,901	7.8%
Terminating access revenue	5,793	1.6%	5,317	1.6%	476	9.0%

Total revenue	362,101		335,724		26,377	7.9%

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	54,234	15.0%	47,294	14.1%	6,940	14.7%
Other cost of revenue	35,073	9.7%	29,137	8.7%	5,936	20.4%
Transport cost	17,803	4.9%	14,802	4.4%	3,001	20.3%
Mobile cost	16,615	4.6%	20,790	6.2%	(4,175)	(20.1)%
Telecommunications cost recoveries	(3,464)	(1.0)%	(4,038)	(1.2)%	574	(14.2)%

Total cost of revenue	120,261	33.2%	107,985	32.2%	12,276	11.4%

Gross margin (exclusive of depreciation and amortization):	$241,840	66.8%	$227,739	67.8%	$14,101	6.2%

Customer data:
Core Managed Services customer locations at period end	61,125		55,240		5,885	10.7%

Core Managed Services ARPU	$662		$708		$(46)	(6.5)%

Core Managed Services average monthly churn rate	1.3%		1.4%		(0.1)%

Revenue. Total revenue increased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 primarily due to an increase in the average number of Core Managed Services customers and from $3.9 million and $10.7 million in revenue from our Cloud Services segment for the respective 2011 periods. In comparison to the same periods in 2010, the Core Managed Services segment revenue increased 4.7% during the three and nine months ended September 30, 2011, and Core Managed Services ARPU declined $39, or 5.6%, and $46, or 6.5%, respectively, for the three and nine months ended September 30, 2011. The decline in this ARPU is primarily due to the lower prices of new packages introduced in 2010, existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe these declines are related to the effects of the ongoing current economic conditions on customers and the continued increased competitive pressures from alternate providers, such as cable companies. This downward pressure has been partially offset by the value delivered through selling additional service offerings. In addition, we recognized $1.1 million, or approximately $6 of ARPU, in the three months ended September 30, 2011, and $2 of ARPU in the nine months ended September 30, 2011 ($0.8 million or $5 of ARPU, and $0.4 million or $1 of ARPU, respectively, represent beneficial recoveries of amounts billed in prior periods) from the settlement of a terminating access billing dispute filed by a major carrier as discussed below.

At this time, we anticipate that our Core Managed Services ARPU will continue to decline in the short-term for the reasons noted above; however, we also anticipate that recent changes to our service packages will decrease the rate of the ARPU decline by increasing the ARPU for new customers. Long-term, we expect the introduction and adoption of our new cloud-based services as well as other new service offerings will benefit ARPU.

Revenues from access charges paid to us by other communications companies to terminate calls to our customers have increased by approximately $1.1 million and $0.5 million in the three and nine months ended September 30, 2011, primarily due to the recent settlement of a billing dispute that was filed by a major carrier during the third quarter of 2010. Prior to this settlement, we were no longer recognizing the access charge revenue associated with this carrier due to the uncertainty of collectability. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth and possibly decline.

The following comprises the segment contributions to the increase in revenue in the three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010:

	For the Three Months Ended September 30,
	2011		2010		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$111,671	91.1%	$109,094	96.2%	$2,577	2.4%
Core Managed Services Emerging Markets:
Minneapolis	2,121	1.7%	1,863	1.6%	258	13.8%
Greater Washington, D.C. Area	2,378	1.9%	1,722	1.5%	656	38.1%
Seattle	2,231	1.8%	769	0.7%	1,462	190.1%
Boston	367	0.3%	8	nm	359	nm

Core Managed Services total emerging markets	7,097	5.8%	4,362	3.8%	2,735	62.7%
Total Core Managed Services	118,768	96.9%	113,456	100.0%	5,312	4.7%
Cloud Services	3,865	3.2%	—	nm	3,865	nm
Intersegment elimination	(104)	(0.1)	—	nm	(104)	nm

Total Revenue	$122,529		$113,456		$9,073	8.0%

nm – not meaningful

	For the Nine Months Ended September 30,
	2011		2010		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$331,938	91.7%	$324,741	96.7%	$7,197	2.2%
Core Managed Services Emerging Markets:
Minneapolis	6,261	1.7%	5,195	1.5%	1,066	20.5%
Greater Washington, D.C. Area	6,784	1.9%	4,321	1.3%	2,463	57.0%
Seattle	5,829	1.6%	1,459	0.4%	4,370	299.5%
Boston	789	0.2%	8	nm	781	nm

Core Managed Services total emerging markets	19,663	5.4%	10,983	3.3%	8,680	79.0%
Total Core Managed Services	351,601	97.1%	335,724	100.0%	15,877	4.7%
Cloud Services	10,711	3.0%	—	nm	10,711	nm
Intersegment elimination	(211)	nm	—	nm	(211)	nm

Total Revenue	$362,101		$335,724		$26,377	7.9%

Cost of Revenue. The principal driver of the overall increase in cost of revenue is customer growth. Cost of revenue for the three and nine months ended September 30, 2011 also includes $0.9 million and $2.4 million related to our Cloud Services segment, respectively. Cost of revenue directly associated with migrating customers to Ethernet technology totaled approximately $0.6 million and $1.8 million during the three and nine months ended September 30, 2011, respectively. In addition, indirect costs we attribute to our Ethernet initiative totaled approximately $0.6 million and $1.4 million during the three and nine months ended September 30, 2011, respectively.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to the increase in the number of customers. However, we have experienced increased costs as we have expanded in certain markets with higher access fees and sold additional bandwidth to existing customers. Additionally, we incurred costs which we attribute to our Ethernet initiative, including direct conversion expenses and certain indirect costs. The indirect costs relate to inefficiencies in our circuit disconnect process and other unanticipated costs identified during the third quarter. As a percentage of revenue, the increase in circuit access fees is more apparent given the period over period decrease in

Core Managed Services ARPU. We expect circuit access fees as a percentage of revenue to stabilize over time as we convert customers to Ethernet technology, which we believe will save operating costs in the long-term, and as customer ARPU stabilizes.

The other cost of revenue principally includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party services offerings we provide to our customers, access costs paid by us to other carriers to terminate calls from our customers, costs to deliver our cloud services, and certain taxes and fees. Other cost of revenue increased as a percentage of revenue over the prior period primarily due to customer growth outpacing revenue growth. In addition, we have realized an increased level of installation costs during the Ethernet conversion project.

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

As a percentage of revenue, mobile costs decreased for both the three and nine months ended September 30, 2011 compared to that of September 30, 2010. The primary drivers of this decrease in 2011 are reductions in service costs and mobile device costs as a result of better rates and lower volumes, respectively. The reduction in shipments stems from a lower percentage of new customers electing mobile services, primarily due to a reduction in our use of promotional and other incentives. Though we do not currently anticipate significant changes in the percentage of customers using our mobile services in the future, we have recently been investing in the latest model mobile devices. As such, we do not anticipate mobile costs will continue to decline from current levels in the near term.

Telecommunication cost recoveries are an ongoing operational activity that fluctuate from period to period, and have consistently remained at an approximate 1% of revenue over the comparative periods. During the three months ended September 30, 2011, we recognized $0.6 million in telecommunication cost recoveries from the settlement of a billing dispute with an ILEC in our west coast markets (of which $0.4 million is under the TRRO).

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands, except monthly selling, general and administrative expenses per average customer location)

	For the Three Months Ended September 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$40,514	33.1%	$38,247	33.7%	$2,267	5.9%
Share-based compensation	2,920	2.4%	4,042	3.6%	(1,122)	(27.8)%
Marketing cost	1,012	0.8%	639	0.6%	373	58.4%
Acquisition related (benefit) expense	(371)	(0.3)%	183	0.2%	(554)	(302.7)%
Other selling, general and administrative	21,669	17.7%	20,317	17.9%	1,352	6.7%

Total SG&A	$65,744	53.7%	$63,428	55.9%	$2,316	3.7%

Other operating expenses:
Depreciation and amortization	16,842	13.7%	14,506	12.8%	2,336	16.1%

Total other operating expenses	$16,842	13.7%	$14,506	12.8%	$2,336	16.1%

Other data:
Monthly SG&A per average Core Managed Services customer	$349		$389		$(40)	(10.3)%

	For the Nine Months Ended September 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$120,255	33.2%	$111,516	33.2%	$8,739	7.8%
Share-based compensation	10,551	2.9%	11,675	3.5%	(1,124)	(9.6)%
Marketing cost	2,223	0.6%	2,554	0.8%	(331)	(13.0)%
Acquisition related (benefit) expense	(264)	(0.1)%	183	0.1%	(447)	(244.3)%
Other selling, general and administrative	61,822	17.1%	58,743	17.5%	3,079	5.2%

Total SG&A	$194,587	53.7%	$184,671	55.0%	$9,916	5.4%

Other operating expenses:
Depreciation and amortization	50,800	14.0%	43,119	12.8%	7,681	17.8%

Total other operating expenses	$50,800	14.0%	$43,119	12.8%	$7,681	17.8%

Other data:
Monthly SG&A per average Core Managed Services customer	$354		$366		$(12)	(3.3)%

Employees	2,053		1,913		140	7.3%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010, primarily due to increased employee salaries, wages and benefits. Total selling, general and administrative expenses also includes $2.5 million and $6.6 million of additional expenses from our new Cloud Services segment; and approximately $0.5 million and $1.7 million in employee cost and other expenses associated with migrating customers to Ethernet technology during the three and nine months ended September 30, 2011, respectively. The overall increase in selling, general and administrative expenses is partially offset by certain decreased expenses, including bad debt expense, and share-based compensation.

Higher employee costs, which include salaries, wages, benefits and other compensation paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff emerging markets and Cloud Services channels, and to serve the growth in customers. The three and nine months ended September 30, 2011 also includes approximately $1.8 million and $4.5 million, respectively, in compensation to our new Cloud Services employees who were not with us in the nine months ended 2010. Overall, the increase in salaries, wages and benefits over the prior respective periods was consistent with the growth in employees. As a percentage of revenue, employee costs during the nine months ended September 30, 2011 remained consistent with the prior period. During the third quarter of 2011, anticipated payments due under our 2011 corporate incentive plan were reduced, resulting in a $0.8 million reduction to employee costs, excluding share-based compensation, during the three and nine months ended September 30, 2011.

Share-based compensation expense for the three and nine months ended September 30, 2011 decreased overall and as a percentage of revenue as compared to the three and nine months ended September 30, 2010, primarily due to a decline in the fair value of awards granted over time based on lower share prices in recent periods. As our share price has declined from its height in 2007, we are experiencing certain decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted. The departure of certain executives in late 2010 and 2011 resulted in decreased expense from awards forfeited, period over period. Additionally, during the third quarter of 2011, the vesting of certain non-employee performance awards was no longer considered probable.

Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the addition of new and expanded operations needed to keep pace with the growth in customers. The improvement as a percentage of revenue is partially attributable to improved bad debt expense over the prior year and stronger overall cost controls as we scale back overhead growth due to slowing revenue growth.

Bad debt expense associated with Core Managed Services was $1.5 million, or 1.3% of revenues, compared to $1.7 million, or 1.6% of revenues, for the three months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, respectively, bad debt expense was $4.7 million or 1.3% of revenues, compared to $5.8 million and 1.7% of revenues. This decline was primarily driven from stronger cash collections and more stringent credit policies in place in the current year.

The increase in depreciation and amortization for the three and nine months ended September 30, 2011 compared to the three and nine months ended September 30, 2010 relates primarily to a 33% increase in capital expenditures during the nine months ended September 30, 2011 compared to the nine months ended, September 30, 2010. In addition we recognized $0.8 million and $2.4 million of depreciation and amortization from assets acquired through the recent Cloud Services acquisitions during the three and nine months ended September 30, 2011, respectively.

Over time, as newer markets become established and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue. This trend is also expected when slowing the speed of market expansion, and as more markets achieve positive Adjusted EBITDA results. Excluding depreciation and amortization, our selling, general and administrative costs per customer for the three and nine month periods ended September 30, 2011 were 10.3% and 3.3% lower than in the same respective periods of 2010, respectively. Efficiency gains as a percentage of revenue are adversely impacted by declining ARPU, resulting in a more modest decrease in these costs relative to revenues. In addition, certain costs related to acquisitions or financing activities may adversely affect selling, general and administrative costs in the short term. Acquisition related (benefit) expense during the three and nine months ended September 30, 2011 includes a $0.4 million fair value adjustment to reduce our contingent consideration liability related to the MaximumASP acquisition due to a decrease in the forecasted milestone achievement.

Operating (Loss) Income

For the three and nine months ended September 30, 2011, our operating loss was $0.5 million and $3.5 million, respectively, compared to an operating loss of $0.8 million and $0.1 million for the comparable periods ended September 30, 2010. The operating loss during the three and nine months ended September 30, 2011 was primarily driven by: approximately $1.1 million and $3.5 million of direct operating expenses, and $0.6 million and $1.4 million of indirect operating expenses, respectively, attributed to our Ethernet conversion project; increased depreciation and amortization as a result of increased capital expenditures and acquired tangible and intangible assets from the Cloud Services acquisitions; and a decreasing Core Managed Services ARPU.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended September 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	$—	nm	$—	nm	$—	nm
Interest expense	(136)	(0.1)%	(85)	(0.1)	(51)	60.0
Other income, net	—	nm	105	0.1%	(105)	(100.0)%
Income tax (expense) benefits	(491)	nm	143	0.1%	(634)	(443.4)%

Total	$(627)	(0.5)%	$163	0.1%	$(790)	nm

	For the Nine Months Ended September 30,
	2011		2010		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	—	—	1	nm	(1)	nm
Interest expense	(363)	(0.1)%	(194)	(0.1)	(169)	87.1
Other income, net	1,210	0.3%	1,759	0.5%	(549)	(31.2)%
Income tax expense	(258)	(0.1)%	(1,182)	(0.4)%	924	(78.2)%

Total	$589	0.2%	$384	0.1%	$205	nm

Interest Expense. The majority of our interest expense for the three and nine months ended September 30, 2011 and 2010 relates to commitment fees under our revolving credit facility with our creditor, and are higher in 2011 due to increasing our credit facility from $25.0 million to $40.0 million early in 2010, and then to $75.0 million early in 2011.

Other income, net. Other income, net related primarily to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods, as discussed in Note 9 to the condensed consolidated financial statements. During the three and nine months ended September 30, 2011, we recognized zero and $1.2 million of income, respectively, compared to $0.1 million and $1.8 million for the three and nine months ended September 30, 2010, respectively.

Income Tax (Expense) Benefit. We recognized our 2011 interim period income tax (expense) benefit based on our year-to-date effective tax rate because our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income due to our proximity to break-even results. The income tax (expense) benefit includes state income tax expense that results from states with gross receipts based taxes, which are due regardless of profit levels. These taxes are not dependent upon levels of pre-tax income and have a significant influence on our effective tax rate. As these markets’ operating results become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline. Additionally, the 2011 income tax benefit reflected amounts associated with share based transactions, which are more fully described in Note 5 of the condensed consolidated financial statements. The amounts recorded in 2011 and 2010 also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.9 million and $0.6 million, respectively.

Our net deferred tax assets, after valuation allowance, totaled approximately $9.5 million at September 30, 2011 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at September 30, 2011, we will need to generate approximately $24.9 million in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 7 to our condensed consolidated financial statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

At September 30, 2011, we had cash and cash equivalents of $8.5 million. The available cash and cash equivalents are held primarily in our operating bank accounts.

	For the Nine Months Ended September 30,		Change from Previous Period
	2011	2010	Dollars	Percent
Cash Flows:
Provided by operating activities	$55,072	$55,983	$(911)	(1.6)%
Used in investing activities	(60,015)	(43,966)	(16,049)	36.5%
(Used in) provided by financing activities	(12,935)	492	(13,427)	(2,729.1)%

Net (decrease) increase in cash and cash equivalents	$(17,878)	$12,509	$(30,387)	(242.9)%

Cash Flows From Operations. Operating cash flows decreased compared to 2010 primarily due to a net loss during the current nine month period compared to net income in the prior period, resulting in $3.3 million of reduced cash flows; higher annual bonus payments of $1.2 million; partially offset by $3.6 million of positive cash flows from increased accounts payable. Operating cash flows fluctuate favorably or unfavorably depending on the timing of significant vendor payments, which we may influence depending on our cash requirements.

Cash Flows From Investing Activities. Our principal cash investments are purchases of property and equipment, which fluctuate depending on growth in customers in our existing markets; the timing and number of facility and network additions needed to support our entry into new markets, expand existing markets and upgrade our network; enhancements and development costs related to our operational support systems in order to offer additional services to our customers; and increases to the capacity of our data centers as our customer base and the breadth of our product portfolio expand. In addition, we continue to invest in the deployment of Ethernet technology to reduce operating expenses and enable the provision of higher bandwidth services to our customers. We anticipate that expenditures on our Ethernet technology platform will decline in future periods and that the majority of our Ethernet investment will occur during 2011. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment were $59.2 million and $43.9 million for the nine months ended September 30, 2011 and 2010, respectively. Our cash purchases of property and equipment during the nine months ended September 30, 2011 included approximately $18.2 million related to the Ethernet conversion project. We expect to incur approximately $4.0 million in additional capital expenditures through mid 2012 related to this project. During the nine months ended September 30, 2011, we also paid $0.8 million in deferred acquisition consideration to sellers of our Cloud Services acquisitions.

Cash Flows From Financing Activities. Cash flows used in financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, financing costs associated with the fourth and fifth amendments to the credit agreement with Bank of America, and the repurchase of common stock. The $13.4 million decrease in cash flows over the prior period is primarily due to $11.1 million in share repurchases of Cbeyond common stock, lower proceeds from the exercise of stock options, and higher taxes paid on the vesting of restricted shares in 2011.

Overall. We believe that cash on hand, cash generated from operating activities, and cash available under our line of credit facility will be sufficient to fund capital expenditures, operating expenses and other operating cash requirements associated with future growth. However, the nine months ended September 30, 2011 includes negative cash flows for payments that occur on an infrequent basis, such as share repurchases and acquisition-related consideration. In addition, the increasing growth in capital expenditures resulting from the Ethernet initiative coupled with decreasing Core Managed Services ARPU has resulted in negative cash flows for the nine months ended September 30, 2011.

We intend to adhere to our policy of fully funding all future market expansions in advance and do not anticipate entering markets without having more than sufficient cash on hand or borrowing capacity to cover projected cash needs. We believe that cash on hand and prospective cash flow from operations are sufficient to fund normal operations. Depending on the speed of Ethernet conversions, opportunities for increased conversions, and the potential for acceleration of the growth rate in Cloud Services, it is possible that our cash outflows for these investments may not coincide on a short-term basis with cash inflows. In addition, the added near-term cash requirements for acquisition-related contingent consideration and for payments under our share repurchase program could necessitate funding beyond our cash on hand or cash flow from operations. In such circumstances, we may consider it prudent to temporarily draw against our credit facility. Further, while we do not anticipate a need for additional access to capital or new financing aside from our line of credit facility in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital required can be obtained on favorable terms.

As of September 30, 2011, we have repurchased $11.1 million of our common shares under the share repurchase program out of a total authorization of up to $15.0 million. No additional shares have been repurchased subsequent to September 30, 2011.

Revolving Line of Credit

As discussed as a source of cash noted above, we have a secured revolving line of credit for up to $75.0 million (increased from $40.0 million in February 2011) with Bank of America, of which $73.7 million is available. Availability is reduced due to $1.3 million in letters of credit which are outstanding under the revolving line of credit. The letters of credit are collateralized by our restricted cash. Our current plans may contemplate drawing down on the line of credit; however, we may draw down on the line modestly in the near term, depending primarily on the timing of our future capital expenditures in connection with our Ethernet project and further share repurchases. The current line of credit is available through February 2016 based on the fourth amendment to the agreement executed in February 2011. As of September 30, 2011, we are not in violation of any financial covenants under the line of credit agreement. The terms of the line of credit are further described in Note 8 of our Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010, we consider those that involve a higher degree of judgment and complexity as critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2010 Annual Report on Form 10-K, filed on March 11, 2011, in the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

All of our financial instruments that are sensitive to interest rate risk are entered into for purposes other than trading. We invest in instruments that meet high credit quality standards as specified in our investment policy guidelines. At September 30, 2011, all cash and cash equivalents that are held in money market funds invest primarily in short-term U.S. Treasury Obligations and are immediately available cash balances. Accordingly, our exposure to market risk primarily relates to changes in interest rates received on our investment in money market funds and immediately available cash. Management estimates that if the average yield of our investments changed by 100 basis points, our interest income for the nine months ended September 30, 2011 would have changed by less than $0.1 million. This estimate assumes that the change occurred on the first day of 2011 and that all cash and cash equivalents are held in money market funds. However as of September 30, 2011, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of September 30, 2011, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Item 1A.	Risk Factors

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Cbeyond, Inc. common stock made by us during the three months ended September 30, 2011 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Programs	Appropriate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2011 through July 31, 2011	274	12.82	274	7,981
August 1, 2011 through August 31, 2011	223	8.97	223	5,982
September 1, 2011 through September 30, 2011	226	9.19	226	3,906

Total	723	$10.50	723	$3,906

(A)	Our Board of Directors approved a resolution to authorize the repurchase of up to $15,000 of common shares as part of a publicly announced program. Unless terminated by resolution of our Board of Directors, this program will expire when we have repurchased all shares authorized.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††	The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date: November 3, 2011

Exhibit Index

Exhibit No	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††	The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.