Form 10-K
period 2011-12-31
CBEYOND, INC.
filed 2012-03-07
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

As of June 30, 2011, the aggregate market value of the common stock held by non-affiliates of the registrant was $400,717,728 based on a closing price of $13.21 on the Nasdaq Global Market on such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 1, 2012
Common Stock, $0.01 par value	30,703,468

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of stockholders scheduled to be held on June 8, 2012. The definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CBEYOND, INC.

For the Fiscal Year Ended December 31, 2011

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiaries are referred to as “we,” “our,” “us,” “management,” the “Company” or “Cbeyond.”

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small and mid-sized businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; the risk that the anticipated benefits, growth prospects and synergies expected from our acquisitions may not be fully realized or may take longer to realize than expected; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for the acquired products and technologies; delays, disruptions, costs and challenges associated with integrating acquired companies into our existing business, including changing relationships with customers, employees or suppliers; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; our ability to retain and motivate key employees from the acquired companies; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; our ability to implement and execute successfully our new strategic focus; our ability to expand fiber availability; the extent to which small and mid-sized businesses continue to spend on cloud, network and security services; our ability to recruit, maintain and grow a sales force focused exclusively on our technology-dependent customers; our ability to integrate new products into our existing infrastructure; the effects of restructuring activities; the extent to which our customer mix becomes more technology-dependent; our ability to achieve future cost savings related to our capital expenditures and investment in Ethernet technology; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	Business

OVERVIEW

Cbeyond provides managed information technology (or “IT”) and communications services to businesses primarily consisting of between 5 and 249 employees in the United States. Our services include cloud applications such as Microsoft® Exchange, data center infrastructure as a service (or “IaaS”), cloud private branch exchange (or “PBX”) phone systems, Microsoft® SQL Server®, Metro Ethernet, Broadband Internet Access, Multi-Protocol Label Switching (or “MPLS”), Virtual Private Networking (or “VPN”), mobile voice and data, information security, local and long distance voice services, administration management and professional services to migrate and manage customer environments.

All of such services, other than cloud-based services purchased outside of an integrated package, are delivered over our secure all-Internet Protocol (or “IP”) network via high capacity connections, which allows us to control quality of service much better than services delivered over the best-efforts public Internet. We utilize various types of high-speed connections where available and economically feasible, such as copper-based and Fiber Optic Metro Ethernet and Fiber Optic networks, allowing for rapid deployment of new products and services. Our network allows us to manage quality of service and achieve network reliability comparable to that of traditional communications networks.

Cbeyond provides a high-value customer service experience tailored and devoted solely to serving small and mid-sized enterprises. Our network management and monitoring systems scan more than 100,000 network elements making millions of measurements each day. Our systems can detect anomalies and facilitate corrective action, often prior to customer detection. We give customers multiple paths to interact with us, including on-site sales and support, telephone, chat, fax, e-mail and on-line portals. Our redundant call centers in Denver, CO and Atlanta, GA are staffed continuously 24 hours a day. Our data center in Louisville, KY supports our cloud-based services and is also staffed 24 hours a day.

Offerings

Our offerings range from a simple bundle of local and long distance voice communications services with broadband Internet access to a comprehensive offering of discreet IT, network, communications, mobile services, security and professional services.

Communications Offerings

For businesses that desire basic communications services, we offer an array of flexible packages dictated by customer needs. We provide these packages at a competitive fixed monthly fee. We believe these services, by virtue of our network architecture and service management systems, are delivered with the highest reliability in the industry.

Other services include voicemail, basic email, unified messaging, web hosting, online backup, fax-to-email, virus protection, mobile workforce management, and Virtual Receptionist.

Technology-Dependent Business Offerings

For needs transcending basic communications, we offer a catalog of technology solutions. These services fall into three categories:

•	Data Center and Cloud

•	Networking

•	Security

Our cloud data center IaaS includes virtual and physical servers with Microsoft® Hyper-V™ hypervisor management engine and console. Additional cloud-based applications include Microsoft® SQL, Microsoft® Exchange, Microsoft® ASP.Net™ Web Hosting, cloud PBX, online back up and fax-to-email.

During the third quarter of 2011, we began offering a one-time professional service in which we migrate essential applications and data from customers’ on-premise servers to our data center. We believe this Remote Migration Service will be a key differentiator and will positively influence the adoption and implementation of our cloud-based solutions.

Our networking catalog consists of broadband Internet access, e-commerce and site-to-site enterprise grade internetworking.

Internet access services range from 1.5 megabits per second (or “Mbps”) through 100Mbps and are provided via high-performing Time Division Multiplexing and Metro Ethernet. These non-shared access networks with high performance peering are suitable for critical business applications such as video conferencing, websites and e-commerce.

For site-to-site enterprise networking, we offer Metro Ethernet and MPLS networking to any address in the United States. This managed service includes premise equipment and router for a competitive monthly price. It also features customer-configurable class of service so businesses can transport all voice and data over one unified network, a key driver for adoption of this service.

Because we combine network and data center offerings, businesses experience a higher level of performance, security, survivability and risk management. We are responsible for all aspects of their outsourced IT implementation. Often, this results in increased reliability, especially for remote users, and lower total cost of ownership.

Our expanding security portfolio includes virus protection, internet network border security services, firewalls and remote secure VPN services.

Operations

Cbeyond offers a differentiated value proposition to its customers through superior pre- and post-sale customer service. We believe three factors are keys to this superiority:

•	Our focus on small and mid-sized businesses leads to process and procedural advantages not achievable by operators serving multiple market segments,

•	Proprietary systems that facilitate rapid service creation, and

•	A culture of service reinforced by a significant internal focus on customer satisfaction scores.

We continue to put emphasis on customer service as a key cultural differentiator to drive satisfaction and referrals. We define the overall customer experience across all customer touch points and the implementation of a cohesive program to ensure higher retention rates. This focus has also contributed to continued improvements in our automated care and support capabilities.

Sales and Marketing

In our local network markets, our primary marketing mechanism is a direct sales force that presents a simplified communications package sold at a fixed price. This is an acquisition-centric, high-activity model. The intention is to cover all target businesses multiple times per year. This approach enables us to intercept or create sales opportunities with little to no mass-marketing outreach. This strategy has proven successful in achieving penetration rates as high as one in five target businesses.

A more formal, consultative sales and marketing approach is used to reach the technology-dependent segment. We engage these prospects with a more knowledgeable sales and technical support channel using formal funnel management and specific sales team assignments. During 2011, we began an initiative to realign our resources by reducing staffing levels in our traditional communications-centric sales force while expanding new distribution channels focused on technology-dependent customers.

Indirect Sales

We supplement our direct sales force with partners who leverage pre-existing business relationships and act as sales agents. These agents include value-added resellers, local area network consultants and other IT and communications consultants.

Private Label Resellers

Private Label Resellers (or “PLRs”) use their brand and resources to market, sell, invoice and provide support for their customers. We provide cloud infrastructure and services, on-line web portals for end-user and PLR account administration, technical support and overall program management. We invoice PLRs at a discount to our retail pricing for the services consumed by their end-user customers. PLRs include value-added resellers, managed services providers, systems integrators and software vendors.

Marketing

Our marketing resources focus on supporting the consultative sales force. The goal is to create a viable presence and establish brand credibility. This includes advertising, vertical campaigns, collateral, digital marketing, incentives, events, press relations, analyst engagement, promotions and events.

Customers

Prior to joining Cbeyond, the majority of our customers received basic communications services from the incumbent local exchange carriers (or “ILECs”) and frequently had multiple other providers for other IT and communications services. Often they simply did not utilize the kinds of IT services available through our service packages. In most cases, these businesses did not receive the focus and personalized attention that larger enterprises enjoy and often lagged behind larger businesses in the adoption of productivity-enhancing and cost-effective IT and communications services.

Our sole focus on small and mid-sized businesses means no single customer or group of customers represents a significant percentage of our customer base or revenues. Our largest customer segments are professional services, which include physicians, legal offices, insurance services, consulting firms, accounting firms and real estate services. Each of these segments represents less than 10% of our customer base.

Markets

We first launched communication services through our Core Managed Services segment in Atlanta in April 2001, and have expanded to 14 metropolitan markets in total, including Dallas, Denver, Houston, Chicago, Los Angeles, San Diego, Detroit, the San Francisco Bay Area, Miami, Minneapolis, the Greater Washington D.C. Area, Seattle and Boston.

We can provide our cloud and MPLS networking products to any address in the United States and internationally. We provide cloud-based services to customers located in more than 60 countries. During 2011, less than 1% of our consolidated revenue came from customers based outside of the United States.

Infrastructure

We employ a single integrated network, which digitizes voice communications into IP packets and converge them with data services for transport across the network. Compared to traditional networks using legacy technologies, our network design requires significantly lower capital expenditures and operating costs.

The integration of our network with an automated front- and back-office system allows us to monitor network performance, quickly provision and offer an online self-service portal, thus reducing expenses while increasing satisfaction.

We deliver all of our services over secure IP networks allowing us to control service quality not achievable by services delivered over the “best-effort” public Internet. Our network allows us to manage quality of service and achieve reliability comparable to that of traditional communications networks. Our network operating system software monitors network quality and is capable of identifying potential problems.

Our all-IP network and automated support systems enable us to deliver services typically only available to large enterprises or otherwise too expensive or impractical for small businesses to obtain.

Network Evolution

Our largest single monthly expense to date is the cost of leasing T-1 access circuits from local exchange carriers to connect customers to our network. We are able to obtain cost-based pricing because we meet certain qualifying criteria established by the Federal Communications Commission (or “FCC”) for use of these services. The FCC’s Triennial Review Remand Order (or “TRRO”) requires us to lease T-1 circuits under special access pricing when serving customers in certain geographical areas within the metropolitan markets we serve. See “Government Regulation.” We also incur costs associated with developing and constructing processes and systems to take advantage of these wholesale circuits.

We augment our access networks with Fiber Optic and copper-based Metro Ethernet with the following three characteristics and advantages:

•	Faster Speeds: Metro Ethernet allows speeds many times faster than T-1 access circuits going from 1.5Mbps up to 1,000Mbps with the same levels of quality.

•	Cost: Metro Ethernet costs less per Mbps than T-1 access circuits.

•	Supplier Diversity: We source these services from multiple suppliers allowing for cost arbitrage.

We currently serve over 20% of our customers with Metro Ethernet and are increasing our capabilities to serve approximately 50% of our customers with Metro Ethernet by 2014. As of December 31, 2011, we have incurred $25.8 million in cumulative capital expenditures associated with the copper-based Metro Ethernet conversion, of which $20.1 million was incurred during 2011. As of December 31, 2011 we have substantially completed the copper-based Metro Ethernet customer conversion project and have shifted focus to our Fiber Optic initiative. We have begun executing agreements to provide Fiber Optic access and plan to have active agreements in place in several markets by December 2013. We expect that upfront costs associated with Metro Ethernet conversions will be offset by significant access cost savings and competitive advantages over time.

Competition

We broadly compete with companies that could provide both voice and enhanced services to small and mid-sized businesses in our markets.

As a provider of voice services, our primary competitors are the ILECs: CenturyLink (formerly Qwest) in Denver, Minneapolis, and Seattle; AT&T in Atlanta, Dallas, Detroit, Houston, Chicago, Los Angeles, San Diego,

Miami and the San Francisco Bay Area; and Verizon in the Greater Washington D.C. Area and Boston. In addition, we compete with other competitive local exchange carriers (or “CLECs”) in each of our markets. These competitive carriers include XO Communications, Windstream, Integra Telecom, TelePacific Communications and EarthLink, among many others. Certain of these competitive carriers have adopted VoIP technology similar to that employed by us, and we expect others to do so in the future. Based on information provided by our customers at the time of activation, approximately 59% of our customers used an ILEC for local telephone service prior to signing with us.

In addition, there are other providers using VoIP technology, such as Vonage, Skype (a division of Microsoft), deltathree, and 8x8, which offer service using the public Internet to access their customers. We do not currently view these companies as our direct competitors because they primarily serve the consumer market and businesses with fewer than four lines.

Certain cable television companies, such as Cox, Comcast, Time Warner Cable and Cablevision, have begun offering VoIP services to both consumers and business customers, primarily to compete better against ILECs.

We expect other companies may be formed in the future to take advantage of a VoIP-based business model. Existing companies may also expand their focus in the future to target small and mid-sized business customers. In addition, certain utility companies have begun experimenting with delivering voice and high-speed data services over power lines.

In connection with our BeyondMobile offering, we compete with national wireless phone companies, such as AT&T, Sprint, T-Mobile USA and Verizon Wireless, as well as other regional wireless providers.

In connection with our cloud-based service offerings, we compete with several cloud server and cloud PBX service providers. With respect to cloud server and other hosting services, we compete with companies such as Rackspace, Hosting.com, Microsoft, GoDaddy.com, and Amazon Web Services. In the cloud PBX space we compete with hosted PBX providers such as 8x8, Telesphere, Bandwidth.com, Broadvox, SimpleSignal, and Vocalocity.

Government Regulation

As a company that sells telecommunications services as part of a bundle of managed software, our business is, in part, subject to the statutory framework established by federal legislation in the Telecommunications Act of 1996 (or “Telecom Act”), various state statues and varying degrees of federal, state and local regulation. In contrast to certain other IP-based carriers, we have elected to operate as a common carrier, rather than representing that we should face diminished regulation based on our use of IP technology. As a common carrier, we are subject to the jurisdiction of both federal and state regulatory agencies that have the authority to review our prices, terms and conditions of service. These regulatory agencies exercise minimal control over our prices and services, but do impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements. Further, we are also subject to requirements placed on “interconnected VoIP providers” in addition to the requirements we are subject to as a common carrier.

We operate as a facilities-based carrier and have received all necessary state and federal authorizations to do so. Unlike resale carriers, we do not rely upon access to the switching facilities of ILECs such as AT&T or Verizon. As a facilities-based carrier, we have undertaken a variety of regulatory obligations, including providing access to emergency 911 systems, permitting law enforcement officials access to our network upon proper authorization, contributing to the cost of the FCC’s (and, where applicable, state) universal service programs and making our services accessible to persons with disabilities.

By operating as a common carrier, we also benefit from certain legal rights established by federal legislation, especially the Telecom Act, which gives us and other common carrier competitive entrants the right to interconnect to the ILECs’ networks and to access elements of their networks on an unbundled basis. These rights are not available to providers who do not operate as common carriers. We have used these rights to gain interconnections with ILECs in each metropolitan market where we provide service and to purchase selected unbundled network elements (or “UNEs”) at prices based on incremental cost, that provide us with dependable, high-quality digital access to our customers’ premises which we use to provide them with a bundle of management software services.

The United States Congress, (or “Congress”), the FCC, and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. While federal legislation that could affect our business operations or costs is always a possibility, we believe it is unlikely that any such negative legislation will be passed by Congress in 2012. We also believe the FCC is unlikely to adopt rules that extinguish our basic right or ability to compete in the telecommunications markets and that any rule changes that affect us will likely be accompanied by transition periods sufficient to allow us to adjust our business practices accordingly. Some of the changes under consideration by Congress, the FCC, and state regulators could affect our competitors differently than they affect us.

Regulatory Framework

Although we have begun providing service to our customers using Ethernet technology over copper loops without heavy reliance on ILEC-provided electronics and, to a lesser extent, Fiber Optic connections that are not at all dependent on UNEs, our business continues to rely heavily on the use of T-1 UNE loops and enhanced extended links that include T-1 loop components for access to customer premises. Our existing strategy is based on FCC rules that require ILECs to provide us UNEs at wholesale prices based on incremental costs in all wire centers except those with the densest concentration of loops serving business customers. This exception affects the price we pay to obtain access to T-1 loops in some of the central business districts we serve. These rules that currently govern our access to both T-1 and copper loop UNEs may change due to future FCC decisions or acts of Congress, and we are unable to predict how such future developments may affect our business. We are, however, taking steps to minimize our reliance on ILEC facilities both to limit our exposure should current regulations change and to provide higher bandwidth services to our customers.

The Telecom Act

The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory preconditions to allow companies like us to compete for the provision of local communications services. We have developed our business, including our decision to operate as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the ILECs. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, new FCC rules and challenges to existing and proposed regulations by the ILECs. We anticipate that Congress will consider a range of proposals to modify the Telecom Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the ILECs’ networks. However, we consider it unlikely that Congress would reverse the fundamental policy of encouraging competition in communications markets.

Congress may also consider legislation that would address the impact of the Internet on the Telecom Act. Such legislation could seek to clarify the regulations applicable to VoIP and Internet access service providers. We believe that such legislation is unlikely to result in the imposition of new regulatory obligations on us, although it is possible that it will eliminate certain regulatory obligations that apply to us because of our status as a common carrier.

Federal Regulation

The FCC regulates interstate and international communications services in the United States, including access to local communications networks for the origination and termination of these services. We provide interstate and international services on a common carrier basis. The FCC has authorized the provision of domestic interstate communications services by rule but requires all common carriers to obtain an authorization to construct and operate international communications facilities and to provide or resell communications services between the United States and international points. We have secured authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based international services.

Unlike ILECs, our retail services are not currently subject to price cap or rate of return regulation. We are therefore free to set our own prices for end-user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable and non-discriminatory. We have filed tariffs with the FCC containing interstate rates we charge to long distance carriers for access to our network, also called interstate access charges. The rates we can charge for interstate access, unlike our end user services, are limited by FCC rules. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer’s subscribed carrier and other consumer protection matters. The FCC has the authority to impose monetary forfeitures and to condition or revoke a carrier’s operating authority for violations of these requirements. Our operating costs are increased by the need to assure compliance with these regulatory obligations.

As a key part of its regulatory mandate, and in response to petitions filed by ILECs and others, the FCC constantly reviews the regulations it administers. These proceedings could eventually have some impact on our ability to buy UNEs in one or more markets we serve or wish to serve, the prices we pay for UNEs, the prices we pay for special access facilities, inter-carrier compensation rates, interconnection rules, Universal Service Fund (or “USF”) rates and other rules and regulations that impact our business. We monitor these proceedings closely and are active participants in those that could have the most impact on us, whether positive or negative. We cannot predict the outcome of these proceedings or new proceedings that may be initiated.

The FCC recently made significant changes to the federal USF and inter-carrier compensation regimes and is considering making additional reforms. These changes may affect the fees we are required to pay to the USF, but since we and our competitors generally pass these fees through to customers, we expect any changes to have minimal competitive effect. Similarly, although the FCC recently ordered significant reductions in the default rates for terminating interstate and intrastate telecommunications traffic, we do not expect these changes in inter-carrier compensation rules to have a material effect on us because we derive the vast majority of our revenues directly from our customers rather than from other carriers. Reciprocal compensation for termination of local calls is not a significant source of revenue, and we derive relatively little revenue from access charges for origination and termination of long-distance calls over our network. Nevertheless, the inter-carrier compensation regime is in a state of transition to implement the long term reforms adopted by the FCC, and it is impossible to foresee all potential outcomes, whether temporary or permanent, either of the transition or ultimate state of the inter-carrier compensation system. For example, it is possible, and we cannot predict, whether local telephone companies that rely more heavily on inter-carrier compensation revenues may seek to recoup lost access revenue by raising transit service rates or other rates associated with the switching and transport of telecommunications traffic.

We expect that nationwide access to T-1 and voice-grade copper loops serving current and new customer locations will continue to be available to us regardless of future changes in the FCC rules, although not necessarily at current prices. All ILECs are required, independent of the UNE rules, to offer us some form of T-1 loop and transport services as well as copper loops without associated electronics. It is possible that the FCC will establish rates for some of these services at levels that are comparable to current UNE rates, or that we may be able to negotiate reasonable prices for these services through commercial negotiations with ILECs. However, we cannot provide assurance that either of these possibilities will occur. If all other options were unavailable, we would be required to pay special access rates for these services. These rates are substantially higher than the rates we pay for UNEs.

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

Generally, state regulatory authorities can condition, modify, cancel, terminate or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations. As we expand our operations, we identify and evaluate the requirements specific to each individual state to ensure compliance with the rules and regulations of that state.

In addition, states are required under the Telecom Act to approve agreements for the interconnection of telecommunications carriers’ facilities with those of the ILEC, to arbitrate disputes arising in negotiations for interconnection and to interpret and enforce interconnection agreements. In exercising this authority, the states may ultimately determine the rates, terms and conditions under which we can obtain access to the loop and transport UNEs that are required to be available under the FCC rules. The states may re-examine these rates, terms and conditions from time to time.

State governments and their regulatory authorities may also assert jurisdiction over the provision of intrastate IP communications services where they believe that their authority is broad enough to cover regulation of IP-based services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of IP-based services, and some have chosen to regulate such services. Unlike some other IP-based providers, we already operate as a regulated carrier subject to state regulation, rules and fees and, therefore, we do not expect that our business will be materially affected by these proceedings. The FCC’s ongoing proceedings on VoIP are expected to address, among other issues, the appropriate role of state governments in the regulation of these services.

Local Regulation

In certain locations, we are required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities along the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and non-discriminatory basis, to recover the costs associated with government’s management of the public rights-of-way. These activities must be consistent with the Telecom Act and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction. In certain circumstances, we may be subject to local fees associated with construction and operation of telecommunications facilities along the public rights-of-way. To the extent these fees are required, we comply with applicable requirements to collect and remit the fees.

History

We incorporated in March 2000 as Egility Communications, Inc. and changed our name in April 2000 to Cbeyond Communications, Inc. In November 2002, we recapitalized by merging the limited liability company that served as our holding company into Cbeyond Communications, Inc., the surviving entity in the merger. In July 2006, we changed our name from Cbeyond Communications, Inc. to Cbeyond, Inc. Cbeyond, Inc. now serves as a holding company and directly owns all of the equity interests of our operating company, Cbeyond Communications, LLC. In October 2010, Cbeyond Communications, LLC acquired 100% of the common stock of Aretta Communications, Inc and in December 2011, we merged Aretta Communications, Inc. into Cbeyond Communications, LLC, the surviving entity in the merger.

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

Employees

At December 31, 2011 and 2010, we had 1,928 and 1,944 employees, respectively. None of our employees are represented by labor unions. We believe employee relations are generally good.

Where You Can Find More Information

Our website address is www.cbeyond.net. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, ir.cbeyond.net/index.cfm, under the heading “SEC Filings” or on the SEC’s website at www.sec.gov. We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC. You can also find our Code of Ethics on our website under the heading “Corporate Governance” or by requesting a copy from us.

Item 1A.	Risk Factors

Risks Related to Our Business

Our growth and financial health are subject to a number of economic risks.

As widely reported, the financial markets in the United States have experienced significant disruption in recent years, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. If the capital and credit markets experience further volatility and limited availability of funds remains limited, our ability to access the capital and credit markets may be limited by these conditions or other factors at a time when we would like, or need, to do so. This could have an impact on our ability to react to changing economic and business conditions. While currently these conditions have not impaired our ability to access credit markets and finance our operations, there can be no assurance that there will not be a further deterioration in financial markets and confidence in major economies.

We attempt to monitor the financial health of significant vendors because economic conditions may also adversely affect the ability of third-party vendors important to our operations to continue as going concerns. If such vendors were to fail, we may not be able to replace them without disruptions to, or deterioration of, our service and we may incur higher costs associated with the new vendors. Transitioning to new vendors may also result in the loss of the value of assets associated with our integration of third-party services into our network or service offering.

The depth and duration of economic downturns on the small and mid-sized business sector may also reduce the size and viability of our target market of small and mid-sized businesses, particularly in geographic areas where the economic impacts are more severe. We are unable to predict the timing, likely duration or severity of economic downturns on the small business sector, which may in turn limit the formation of small business customers.

The success of our growth and expansion plans depend on a number of factors that are beyond our control.

We have thus far grown our business by increasing the number of customers in existing markets, entering new geographical markets, and selling additional services to existing customers. We do not plan to open additional geographic markets in the near term and we expect future revenue growth will come by selling more complex and profitable services, including cloud-based services, to new and existing customers over a mix of access models including UNE T-1s, Ethernet services provided over UNE copper loops, fiber services provided via long-term leases with various fiber providers, and other fiber connections from various wholesale providers. There is no guarantee we will be able to maintain our growth or that we will choose to target the same pace of market growth in the future. Our success in achieving continued growth depends upon several factors including:

•	the availability and retention of qualified and effective personnel with the expertise required to sell and operate effectively or successfully;

•	the overall economic health of existing markets or small businesses in general;

•	the number and effectiveness of competitors;

•	the pricing structure under which we will be able to obtain circuits and purchase other services required to serve our customers;

•	the availability to us of technologies needed to remain competitive;

•	our ability to establish relationships and work effectively with the local telephone companies for the provision of access lines to customers; and

•

Federal and state regulatory conditions, including rules that burden our business and therefore increase our costs, and regulatory requirements imposed on incumbent providers from which we derive significant benefits.

Acquisitions and joint ventures may have an adverse effect on our business.

We may continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy; that we do not realize a satisfactory return on our investment; or that we experience difficulty in the integration of new employees, business systems, and technology; or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

We may not be able to continue to grow our customer base.

Future growth in our existing markets may be more difficult than our growth has been to date due to increased or more effective competition in the future; difficulties in scaling our business systems and processes; or difficulties in maintaining sufficient numbers of qualified market management personnel, sales personnel and qualified integrated access device installation service providers to obtain and support additional customers.

The fixed pricing structure for our integrated packages makes us vulnerable to price increases by our suppliers for network equipment and access fees for circuits that we lease to gain access to our customers.

We offer a majority of our customers an integrated package at a fixed price for one, two or three years. If we experience an increase in our costs due to price increases from our suppliers, vendors or third-party carriers, new or changed regulation, or increases in access fees, installation fees, interconnection fees payable to local telephone companies or other fees, we may not be able to pass these increases on to our customers immediately, and this could materially harm our results of operations.

We face intense competition from other service providers that have significantly greater resources than we do. Several of these competitors are better positioned to engage in competitive pricing, which may impede our ability to implement our business model of attracting customers away from such providers.

The market we compete in is highly competitive. We compete, and expect to continue to compete, with many types of service providers, including traditional local telephone companies and cable companies. We also face competition from mobile service providers. In the future, we may also face increased competition from new VoIP-based service providers or other managed service providers with similar business models to our own. Our current or future competitors may provide services comparable or superior to those provided by us, or at lower prices, or adapt more quickly to evolving industry trends or changing market requirements.

A substantial majority of our target customers are existing small and mid-sized businesses that are already purchasing services from one or more of these providers. The success of our operations is in part dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans that are similar to (and in some cases lower than) the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Any of the foregoing factors could require us to cause us to lose customers or further reduce our prices to remain competitive, resulting in continued decreases in average monthly revenue per customer location.

Improvements in quality of service of VoIP technology provided over the public Internet could increase competition.

We believe we generally do not compete with VoIP providers who use the public Internet to transmit communications traffic, as these providers generally do not provide the level and quality of service typically demanded by the business customers we serve. However, future advances in VoIP technology may enable these providers to offer an improved level and quality of service over the public Internet to business customers and with lower costs than using a private network. This development could result in increased price competition and may affect our business, results of operations and financial condition.

Continued industry consolidation could further strengthen our competitors, and we could lose customers or face adverse changes in regulation.

In the past several years, the communication industry has undergone a significant amount of consolidation. For example: Verizon merged with MCI; SBC merged with AT&T; AT&T and BellSouth merged; Comcast acquired a CLEC based in the Midwest and a nationwide wholesale provider of hosted VoIP services; Windstream acquired Nuvox, a privately held CLEC and competitor; and CenturyLink acquired Qwest. The increased size and market power of these companies may have adverse consequences for us, and other large mergers may create larger and more efficient competitors. These competitors could focus their large resources on regaining share in the small and mid-sized business sector, and we could lose customers or not grow as rapidly. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes could have a harmful effect on our future financial results.

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

Our continued success depends on the scalability of our systems and processes. As of December 31, 2011, none of our individual market operations has supported levels of customers substantially in excess of 11,000, and our centralized systems and processes have not supported more than approximately 65,000 customer locations. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. In addition, our growing managed services profile, including our mobile services, cloud services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such newer services into our existing operations. Failure to manage our future growth effectively could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.

We depend on local telephone companies for the installation and maintenance of our customers’ T-1 or certain other access lines and other network elements and facilities.

A significant majority of our customers’ T-1 or other access lines are installed and maintained by local telephone companies in each of our markets. If the local telephone company does not perform the installation properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. Since inception, we have experienced routine delays in the installation of T-1 lines by the local telephone companies to our customers in each of our markets, although these delays have not yet resulted in any material impact to our ability to compete and add customers in our markets. Any delays or work stoppage action by employees of local telephone companies on which we rely to provide services to us could result in substantial delays in activating new customers’ lines and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities, and we utilize certain of their network elements. These companies are required to provide access to UNEs and collocations under federal law, but it is possible that they could refuse to comply with their obligations or engage in delay tactics that could negatively affect our ability to compete. In addition, failure of these elements or damage to a local telephone company’s collocation facility could cause disruptions in our service.

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

We provide some of our existing services, such as secure desktop, by reselling to our customers services provided by third parties. We also offer mobile options integrated with our existing services by reselling mobile services provided by an established national third-party mobile carrier and reselling mobile equipment manufactured by third parties. We do not have control over the networks and other systems maintained by these third parties or their equipment manufacturing processes, facilities or supply chains. If our third-party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us or we may not be able to supply the needed mobile equipment. Any service interruptions experienced by our customers could negatively impact our reputation, cause us to lose customers and limit our ability to attract new customers.

Some of the services we provide are regulated by the FCC, state public service commissions and local regulating governmental bodies. Changes in regulation could increase our costs of providing service or require us to change our services

We operate in a highly regulated industry and are subject to regulation by telecommunications authorities at the federal, state and local levels. Changes in regulatory policy could increase the fees we must pay to third parties, make certain required inputs for our network less readily available to us or subject us to requirements that could increase our operating costs.

The T-1 and voice-grade copper loop connections we provide to our customers are leased primarily from our competitors, the local telephone companies. The rules of the FCC, adopted under the Telecom Act, generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible, though we believe unlikely, that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates.

Our rights of access to the facilities of local telephone companies may also change as a result of future regulatory decisions, including forbearance petitions by ILECs that currently provide us with access to collocation and UNEs, as well as court decisions. To date, no forbearance petitions have been granted that have had any impact on our operations and none are pending. This could change, however, and there is the possibility that future forbearance grants or other regulatory rulings could limit our various rights under the Telecom Act.

Although we expect that we will continue to be able to obtain T-1 and other copper loop connections for our customers, we may not be able to do so at current prices. State regulatory commissions periodically review and establish pricing for the majority of the T-1 and other copper loop connections we use. State commission decisions are subject to appeal. If our right to obtain these connections at regulated prices based on incremental costs is further impaired, we will need to either negotiate new commercial arrangements with the local telephone companies to obtain the connections, perhaps at unfavorable rates and conditions, or obtain other means of providing connections to our customers, which may be expensive and require a long timeframe to implement. These actions may cause us to exit affected markets and decrease our customer base and revenues.

The FCC is also considering changing its rules for calculating incremental cost-based rates, which could result in either increases or decreases in our cost to lease these facilities. Significant increases in wholesale prices, especially for the loop element we use most extensively, could materially harm our business.

Under the FCC’s rules, we are required to contribute a percentage of revenue generated from interstate and international telecommunications services (and VoIP services) to the federal USF. Current FCC rules permit us to pass this contribution amount on to our customers. The FCC has adopted a number of reforms to its USF mechanisms and currently is considering others. It is possible that the reforms adopted could increase our overall contribution obligations—for example, by expanding the scope of the regulatory regime to cover broadband Internet access services and/or limiting our ability to pass these costs through to our customers. To the extent the FCC adopts new contribution requirements expand the base of services subject to contribution requirements or otherwise imposes additional contribution obligations, such requirements and obligations may increase the costs we incur to comply with such regulations.

We also must comply with the Communications Assistance for Law Enforcement Act of 1994 (or “CALEA”) which requires communications carriers to ensure that their equipment, facilities and services can accommodate certain technical capabilities in executing authorized wiretapping and other electronic surveillance. We believe that we have deployed a CALEA-compliant solution throughout our network. However, we could be subject to an enforcement action by the FCC or law enforcement agencies for any delays related to meeting, or if we fail to comply with, any obligations under CALEA, or similarly mandated law enforcement-related obligations. Such enforcement actions could subject us to fines, cease and desist orders, or other penalties, all of which could adversely affect our business. Further, to the extent the FCC adopts additional capability requirements applicable to voice and data service providers, its decision may increase the costs we incur to comply with such regulations.

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

We are required to bill taxes, fees and other amounts (collectively referred to as “taxes”) on behalf of government entities on some of the services we provide to our customers. These entities include governments and governmental authorities at the county, city, state and federal level (or “taxing authorities”). Each taxing authority may have one or more taxes with unique rules as to which services are subject to each tax and how those services should be taxed. While some types of taxes may be similar among taxing authorities, the rules and applicable rates are often unique and change from time to time. Determining which taxing authorities have jurisdiction for a customer, which taxes are applicable, and how the specific rules should be applied often involves exercising judgment and making estimations. The nature of this process creates a risk of non-compliance, such as subjecting a customer to the wrong taxing authorities. Other risks that represent higher exposure to us include interpreting rules in a manner that may differ from the taxing authority, resulting in one or more of the following outcomes: we may not charge for a tax that we may be liable for, we may charge for a tax at a rate that is lower than what we may be liable for, or we may apply the correct rate using a methodology that differs from the applicable taxing authority’s methodology. Because we sell many of our services on a bundled basis and assess different taxes on the individual components included within the bundle, there is also a risk that a taxing authority could disagree with the taxable value of a component.

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

Adverse decisions or regulations of these taxing authorities could negatively impact our operations and costs of doing business. We are unable to predict the scope, pace or financial impact of regulations and other policy changes that could be adopted by the various governmental entities that oversee portions of our business.

The FCC is reexamining its policies towards VoIP and telecommunications in general. New or existing regulation could subject us to additional fees or increase the competition we face.

We currently operate as a regulated common carrier, which subjects us to a number of regulatory obligations. The FCC adopted rules applicable to “interconnected VoIP providers,” but it has not determined whether to classify interconnected VoIP providers as common carriers. The rules applicable to interconnected VoIP providers require them to provide access to emergency 911 services for all customers that are comparable to the 911 services provided by traditional telephone networks, to implement certain capabilities for the monitoring of communications by law enforcement agencies pursuant to a subpoena or court order and to contribute to the federal universal service fund, among other requirements. As a common carrier, we currently comply with the 911 requirements, comply with the law enforcement assistance requirements applicable to traditional telecommunications carriers and contribute to the federal USF, and we also comply with the additional duties imposed on interconnected VoIP providers. The FCC continues to examine its policies towards services provided over IP networks, such as our VoIP technology and broadband Internet access services, and the results of these proceedings could impose additional obligations, fees or limitations on us.

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

The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, the terms of our secured revolving line of credit (or “Credit Facility”) with Bank of America subjects us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business, and any other indebtedness we incur in the future is likely to include similar covenants. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we raise funds by selling more stock, our stockholders’ ownership in us will be diluted, and we may grant future investors rights superior to those of the common stockholders. If we are unable to obtain additional capital when needed, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.

If we cannot negotiate new (or extensions of existing) interconnection agreements with local telephone companies on acceptable terms, it will be more difficult and costly for us to provide service to our existing customers or to expand our business.

We have agreements for the interconnection of our network with the networks of the local telephone companies covering each market in which we operate. These agreements also provide the framework for service to our customers when other local carriers are involved. We will be required to negotiate new interconnection agreements to enter new markets in the future. In addition, we will need to negotiate extension or replacement agreements as our existing interconnection agreements expire. Most of our interconnection agreements have terms of three years, although the parties may mutually decide to extend or amend the terms of such agreements. If we cannot negotiate new interconnection agreements or extend or renew our existing interconnection agreements on favorable terms or at all, we may invoke binding arbitration by state regulatory agencies. The arbitration process is expensive and time-consuming, and the results of arbitration may be unfavorable to us. If we are unable to obtain favorable interconnection terms, or if ILECs are relieved of their obligations to interconnect with us, it would harm our existing operations and opportunities to grow our business in our markets.

The cloud-based computing model presents execution and competitive risks.

We are transitioning to a computing environment characterized by cloud-based services used with smart client devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We are devoting significant resources to develop and deploy our own competing cloud-based software plus services strategies. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies or technologies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud-based services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

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

We provide mobile services to our customers under a mobile virtual network operator (or “MVNO”), agreement with a nationwide wireless network provider. Upon or before expiration of the current contract term in 2013, we will need to renew this agreement or enter an agreement with another provider. In addition, we will need to negotiate amendments to our MVNO agreement as services or technologies evolve in order to offer competitive services to our customers. If we cannot renew our existing agreement, enter into an agreement with another provider or negotiate amendments on favorable terms or at all, it would harm our existing operations and opportunities to grow our business in our current and new markets.

Our current and future competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers as a result.

The communications industry has experienced, and will probably continue to experience, rapid and significant changes in technology. Technological changes, such as the use of wireless or other alternatives to network access to customers in place of the T-1 or other access lines we lease from the local telephone companies, could render aspects of the technology we employ suboptimal or obsolete and provide a competitive advantage to new or larger competitors who might more easily be able to take advantage of these opportunities. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we do. We cannot provide assurance that we will be able to obtain access to new technologies, that we will be able to do so as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs. In addition, responding to demand for new technologies, such as our copper-based and Fiber Optic Metro Ethernet expansion, requires us to increase our capital expenditures, which may require additional financing in order to fund. As a result of those factors, we could lose customers and our financial results could be harmed.

System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.

Our success depends on our ability to provide reliable service. Although we have designed our network service to minimize the possibility of service disruptions or other outages, our service may be disrupted by problems on our system, such as malfunctions in our software or other facilities and overloading of our network, and problems with the systems of competitors with which we interconnect, such as physical damage to telephone lines, power surges and outages. Although we have experienced isolated power disruptions and other outages for short time periods, we have not had system-wide disruptions of a sufficient duration or magnitude that have had a significant impact on our customers or our business. Any significant disruption in our network could cause us to lose customers and incur additional expenses.

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

In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States a major natural disaster, extreme weather, earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center, data centers or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event, and our markets, which are major metropolitan areas, may be more likely to be the targets of terrorist activity.

There is no assurance of profitability in the future.

We recorded net losses of $8.0 million, $1.7 million and $2.2 million in 2011, 2010 and 2009, respectively. We cannot provide any assurance that we will generate positive net income in the future. Future losses could require us to slow our growth and make other changes to our business plans, and could result in an increase in our allowance against our net deferred tax assets.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.

Under accounting principles generally accepted in the United States (or “GAAP”), we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

We lease a 165,546 square-foot facility for our corporate headquarters in Atlanta, GA. We also lease data center facilities in Atlanta, GA and Dallas, TX as well as sales office facilities that range between 15,000 to 28,000 square-feet in each of our markets. Our total rental expenses in 2011 were approximately $1.1 million for our collocation and data center facilities and approximately $8.4 million for our offices. Additionally, we own a 33,000 square-foot data center in Louisville, KY that is focused on cloud-based services. Management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

Item 3.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of December 31, 2011, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

As of the date of this filing, we are involved in the preliminary stage of a lawsuit with Klausner Technologies (“Klausner”) that Klausner filed in the United States District Court for the Eastern District of Texas. Klausner sued us and a number of other technology companies on October 27, 2011, alleging that our service violates various patents they have for a technology known as visual voicemail. The term “visual voicemail” describes the ability to select voicemail messages for retrieval in any order, and it is not clear that we utilize any services to which the patents would apply. Although the patents expire in March of next year, the suit seeks past damages. Klausner has previously sued other parties in matters that were settled prior to trial. In addition, Klausner’s proposed licensing agreement does not provide us with a methodology to calculate an estimated range of potential liability because it is not yet clear what Cbeyond services, if any, would allegedly violate the asserted patents. As a result, we are currently unable to estimate any possible range of loss which may arise from the lawsuit.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price Information and Dividend Policy for Our Common Stock

Our common stock trades on the Nasdaq Global Market under the symbol “CBEY.”

As of March 1, 2012, there were approximately 55 holders of record of shares of our common stock.

The table below shows, for the quarters indicated, the reported high and low trading prices of our common stock on the Nasdaq Global Market:

	Market Prices
	High	Low
Calendar Year 2010
First quarter	$16.23	$10.71
Second quarter	18.05	12.16
Third quarter	15.55	11.59
Fourth quarter	15.89	12.22

Calendar Year 2011
First quarter	$16.34	$11.41
Second quarter	14.74	11.31
Third quarter	13.84	6.97
Fourth quarter	8.53	5.75

As of March 1, 2012, the closing price of our common stock was $7.45.

We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The terms of our Credit Facility with Bank of America restrict our ability to pay dividends on our common stock. We currently anticipate that we will use any future earnings for use in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions and covenants under any applicable contractual arrangements or any other factors the board of directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

We issue our employees share-based awards under our 2005 Equity Incentive Award Plan (or “2005 Plan”), which has been approved by our stockholders. The following table provides information as of December 31, 2011 regarding outstanding options and shares reserved for future issuance under the 2005 Plan:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2005 Equity Incentive Award Plan	2,314,254	$18.05	1,023,360
2002 Equity Incentive Award Plan(1)	1,301,561	$7.36	—
2000 Equity Incentive Award Plan(1)	507	$13.44	—
Equity compensation plans not approved by security holders	—	$—	—

Total	3,616,322	$14.20	1,023,360

(1)	Shares remaining for issuance under the 2002 Equity Incentive Award Plan and the 2000 Equity Incentive Award Plan were rolled into the 2005 Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Transfer Agent and Registrar

American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Financial Data

You should read the following selected consolidated financial data in conjunction with our consolidated financial statements and related notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2011, 2010 and 2009, and the consolidated balance sheets data as of December 31, 2011 and 2010 are derived from the audited consolidated financial statements and notes thereto included elsewhere in this report. The consolidated statements of operations data for the years ended December 31, 2008 and 2007 and the consolidated balance sheets data as of December 31, 2009, 2008 and 2007, are derived from audited consolidated financial statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands)
Consolidated Statements of Operations Data:
Revenue	$485,422	$451,965	$413,771	$349,700	$280,034
Operating expenses:
Cost of revenue (exclusive of $39,439, $34,843, $31,838, $27,779, and $22,896 depreciation and amortization, respectively)	161,306	146,507	138,093	109,673	84,459
Selling, general and administrative (exclusive of $30,456, $24,461, $20,002, $13,797 and $9,074 depreciation and amortization, respectively) (1)	257,740	249,082	228,506	192,354	153,458
Depreciation and amortization	69,895	59,304	51,840	41,576	31,970

Total operating expenses	488,941	454,893	418,439	343,603	269,887

Operating (loss) income	(3,519)	(2,928)	(4,668)	6,097	10,147
Other income (expense):
Interest income	—	2	28	846	2,700
Interest expense	(500)	(281)	(152)	(224)	(252)
Other income, net	1,211	1,867	498	71	—

(Loss) income before income taxes	(2,808)	(1,340)	(4,294)	6,790	12,595
Income tax (expense) benefit	(5,176)	(314)	2,074	(3,094)	8,903

Net (loss) income	$(7,984)	$(1,654)	$(2,220)	$3,696	$21,498

(1)	To conform to our current year presentation, we have reclassified amounts previously recognized as Transaction costs and Public offering expenses to Selling, general and administrative expense. Transaction costs were $755 in 2010 and Public offering expenses were $2 in 2007.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, except per share data and ARPU)
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$8,521	$26,373	$39,267	$36,975	$56,174
Working capital	(23,309)	(3,568)	19,801	17,681	27,410
Total assets	241,072	257,967	228,891	212,487	198,362
Contingent consideration (1)	4,927	6,824	—	—	—
Stockholders’ equity	163,987	173,121	158,605	143,535	127,318

Other Financial Data:
Capital expenditures (2)	77,691	62,832	62,126	69,940	57,534
Net cash provided by operating activities	75,874	79,149	62,610	48,628	61,808
Net cash used in investing activities	(78,784)	(92,619)	(60,729)	(67,640)	(45,089)
Net cash (used in) provided by financing activities	(14,942)	576	411	(187)	5,342
Net (loss) income per common share, basic	$(0.27)	$(0.06)	$(0.08)	$0.13	$0.77
Net (loss) income per common share, diluted	$(0.27)	$(0.06)	$(0.08)	$0.12	$0.72
Weighted average common shares outstanding, basic	29,224	29,366	28,753	28,339	27,837
Weighted average common shares outstanding, diluted	29,224	29,366	28,753	29,589	29,989

Non-GAAP Financial Data:
Total Adjusted EBITDA (3)	$80,163	$72,935	$63,126	$60,560	$52,108
Free Cash Flow (3)	$2,472	$10,103	$1,000	$(9,380)	$(5,426)
Core Managed Services ARPU (3)	$659	$700	$744	$752	$748

(1)	Represents the current and non-current portions of the contingent liability related to the acquisitions of MaximumASP and Aretta (see Note 5 to the consolidated financial statements).
(2)	Represents cash and non-cash purchases of property and equipment on a combined basis.
(3)	Total Adjusted EBITDA, Free Cash Flow and Core Managed Services average monthly revenue per customer location (or “ARPU”) are not substitutes for Revenue, Operating (loss) income, Net (loss) income, or Cash flow from operating activities as determined in accordance with GAAP, and are not substitute measures of performance or liquidity. See “Non-GAAP Financial Measure” for our reasons for including Total Adjusted EBITDA and Free Cash Flow data in this report and for material limitations with respect to the usefulness of these measurements. The following table sets forth a reconciliation of Total Adjusted EBITDA and Free Cash Flow to Net (loss) income:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands)
Reconciliation of Free Cash Flow and Total Adjusted EBITDA to Net (loss) income:
Total Free Cash Flow	$2,472	$10,103	$1,000	$(9,380)	$(5,426)
Capital expenditures	77,691	62,832	62,126	69,940	57,534

Total Adjusted EBITDA	$80,163	$72,935	$63,126	$60,560	$52,108
Depreciation and amortization	(69,895)	(59,304)	(51,840)	(41,576)	(31,970)
Non-cash share-based compensation	(14,149)	(15,591)	(15,954)	(12,887)	(9,989)
MaximumASP purchase accounting adjustments (1)	516	(213)	—	—	—
Transaction costs	(154)	(755)	—	—	—
Public offering expenses	—	—	—	—	(2)
Interest income	—	2	28	846	2,700
Interest expense	(500)	(281)	(152)	(224)	(252)
Other income, net	1,211	1,867	498	71	—

Income (loss) before income taxes	(2,808)	(1,340)	(4,294)	6,790	12,595
Income tax (expense) benefit	(5,176)	(314)	2,074	(3,094)	8,903

Net (loss) income	$(7,984)	$(1,654)	$(2,220)	$3,696	$21,498

(1)	These adjustments include the effect of adjusting acquired deferred revenue and the contingent consideration to fair value. These adjustments affect period-to-period financial performance comparability in periods subsequent to the acquisition and are not indicative of changes in underlying results of operations. We may have similar adjustments in future periods if we have any new acquisitions.

The following table sets forth a reconciliation of total revenue to Core Managed Services ARPU:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, except ARPU)
Reconciliation of Core Managed Services ARPU:
Total revenue	$485,422	$451,965	$413,771	$349,700	$280,034
Cloud Services revenue	(14,613)	(1,791)	—	—	—
Intersegment eliminations	354	7	—	—	—

(A) Core Managed Servies net revenue	471,163	450,181	413,771	349,700	280,034
(B) Average Core Managed Services customers	59,571	53,588	46,333	38,752	31,192

Core Managed Services ARPU (A / B /12)	$659	$700	$744	$752	$748

NON-GAAP FINANCIAL MEASURES

Total Adjusted EBITDA

Our chief executive officer, who is our chief operating decision maker (or “CODM”), uses Adjusted EBITDA to evaluate the performance of our reportable segments. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expense, excluding, when applicable, non-cash share-based compensation, public offering expenses or acquisition-related transaction costs, purchase accounting related adjustments, gain or loss on disposal of property and equipment and other non-operating income or expense. On a less frequent basis, Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan. Our Total Adjusted EBITDA represents the sum of Adjusted EBITDA for each of our segments. We use Total Adjusted EBITDA as a principal indicator of the operating performance of our business on a consolidated basis.

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

•

purchase accounting related adjustments, which affect period-to-period financial performance comparability in periods subsequent to the acquisition and are not indicative of changes in underlying results of operations; and

•	charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan.

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

•	cash used for business acquisitions.

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

Free Cash Flow

Free Cash Flow represents the cash that a company is able to generate after cash expenses and capital expenditures necessary to maintain or expand its asset base. We define Free Cash Flow as Total Adjusted EBITDA less total capital expenditures.

We believe that Free Cash Flow is an important metric for investors in evaluating how a company is currently using cash generated, and may indicate its ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, payment of dividends or share repurchases. Internally, we have also begun to focus on Free Cash Flow as an important operating performance metric and have designed our corporate bonus compensation plan to utilize Free Cash Flow as a component. However, Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies. Additionally, we do not present or manage Free Cash Flow on a segment basis.

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

Business Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded our Core Managed Services into 13 additional metropolitan markets. Additionally, the establishment of our Cloud Services operations and partnerships with providers of network services outside our geographic markets through MPLS allows us to deliver services outside of these target markets. We aggregate established markets with similar economic characteristics for segment reporting. The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. Currently, a market is considered established upon achieving positive Adjusted EBITDA for at least four consecutive fiscal quarters and otherwise sharing similar long-term economic characteristics as the other established markets. As of September 30, 2011 and December 31, 2011, the Miami and Minneapolis markets, respectively, have been re-categorized to the Core Managed Services Established Market grouping due to their achievement of four consecutive fiscal quarters of positive Adjusted EBITDA. We have updated our segment disclosures to retroactively present Miami and Minneapolis as established markets in prior periods (see Note 13 to the consolidated financial statements).

As of December 31, 2011, our reportable segments consist of Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including, the Greater Washington DC Area, Seattle and Boston; and the Cloud Services segment. The Cloud Services segment was established in the fourth quarter of 2010 after our acquisitions (see Note 5 to the consolidated financial statements).

During 2011, we began to integrate and merge the Cloud Services business unit into the existing operations of the Core Managed Service business and under common functional leadership. We began this effort as part of a strategic shift to directly focus more of our selling and service delivery efforts toward the customers within our target market of small and mid-sized businesses who are more technology-dependent and have more complex IT needs. In addition, we believe this strategic shift may make our historic geographic footprint less relevant as we grow the level of IT and communication services we offer nationally and internationally through our cloud infrastructure. At this time, we have not yet determined what impact these functional and strategic changes will have on our reportable segment structure.

This strategic realignment, which was announced in early 2012, will result in employee severances and may also result in lease abandonments and asset impairments. As of the date of this report, we have not yet finalized the effect of this restructuring activity on our results of operations, but we estimate the impact in the first quarter of 2012 will be approximately $1.0 million of expense. In addition, we expect that our future capital expenditures and operating expenses will be more focused on selling to technology-dependent customers. Capital expenditures will include the costs of continued build out of a higher bandwidth Fiber Optic and copper-based Metro Ethernet network and additional Cloud Services infrastructure. Operating expenses will include the cost of revenue to support the higher bandwidth network and growth in Cloud Services, as well as the selling expenses of a more focused and consultative sales force. We also expect our revenues to include an increasing proportion of higher ARPU technology-dependent customers in the future. Whereas our gradual strategic shift could result in little to no net growth of overall customer additions in the near term, we expect that in the long-term our ARPU and customer additions will increase as our customer mix becomes more technology-dependent. Currently, we do not plan to expand our Core Managed Services into new geographic markets in the same manner in which we entered our current markets. However, we may add staff in additional markets and serve customers outside our current 14 markets as we grow our services to technology-dependent customers, particularly those with locations in multiple cities.

We focus on Adjusted EBITDA as a principal indicator of the operating performance of our business and our reportable segments. EBITDA represents net income (loss) before interest, income taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation and amortization expenses, excluding, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting related adjustments, gain or loss on disposal of property and equipment and other non-operating income or expense. In our presentation of segment financial results, Adjusted EBITDA for a geographic segment does not include corporate overhead expense and other centralized operating costs. On a less frequent basis, Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan. We believe that Adjusted EBITDA trends are a valuable indicator of our operating segments’ relative performance and ability to produce sufficient operating cash flow to fund working capital needs, to service debt obligations and to fund capital expenditures.

Total Adjusted EBITDA was $80.2 million in 2011 compared to $72.9 million in 2010, or a 10.0% increase over the prior year. Cloud Services contributed an additional $1.6 million in Adjusted EBITDA in 2011 primarily due to the inclusion of a full twelve months of results in 2011 as compared to 2010, which included approximately two months of results given the timing of our acquisitions. Free Cash Flow was $2.5 million in 2011 compared to $10.1 million in 2010. Despite an increase in Total Adjusted EBITDA, Free Cash Flow was negatively affected by capital expenditures related to our copper-based Metro Ethernet expansion. We incurred $20.1 million in capital expenditures associated with the copper-based Metro Ethernet conversion in 2011 compared to $5.7 million in 2010.

The nature of the primary components of our operating results—Revenue, Cost of revenue and Selling, general and administrative expenses—are described below.

Revenue

Our offerings range from a simple bundle of local and long distance voice communications services with broadband Internet access to a comprehensive offering of discreet IT, network, communications, mobile services, security and professional services. All of such services, other than cloud-based services purchased outside of an integrated package, are delivered over our secure all-IP network via high capacity connections

For businesses that desire basic communications services, we offer an array of flexible packages, known as BeyondVoice packages, designed to address a customer’s business needs rather than the size of the customer. Our integrated service offering packages will continue to evolve as the needs of our customers and the relative market change, such as including more cloud-based services in our base integrated packages.

Through our acquisitions we have expanded the service offerings we deliver, most notably by adding virtual and physical servers and cloud PBX services. Our acquisitions bring customers and distribution channels not limited to our traditional geographical markets. We believe the expansion of our product offerings allows us to greatly expand the breadth of services we can deliver to our customers via the web, thus further minimizing or eliminating the need for our customers to invest in complex IT infrastructure and resources while increasing our wallet share opportunity and improving our value proposition. As we continue to focus on and expand our cloud-based services, we expect to expand our addressable customer market and provide more innovative technology to new and existing customers, with a primary focus on the technology-dependent small business customer.

ARPU is impacted by a variety of factors including; introduction of new packages with different pricing, changes in customer demand for certain products or services, changes in customer usage patterns, the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, the use of customer incentives employed when needed to be competitive, as well as fluctuations in terminating access rates. Customer revenues represented approximately 98.4%, 98.4% and 98.2% of total revenues during 2011, 2010 and 2009, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenues. We do not currently include revenue from the Cloud Services segment or the related intersegment revenue eliminations within our ARPU calculation. Thus, we only utilize Core Managed Services ARPU as our primary revenue metric for our traditional business. With our strategic shift to focus more on technology dependent customers, we have not yet determined the future revenue metrics that best represent the results of the consolidated business.

Core Managed Services customer revenues are generated under one, two, and three-year contracts. Therefore, customer churn rates have an impact on projected future revenue streams. We define customer churn rate for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month. Our average customer churn rate for Core Managed Services during 2011, 2010 and 2009 was 1.4%, 1.4% and 1.5%, respectively.

Although not a significant source of revenue, we charge other communications companies for terminating calls to our customers on our network. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth and possibly decline.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the ILECs and other communications carriers such as long distance providers and our mobile provider, for access, interconnection and transport fees for voice and Internet traffic, customer circuit installation expenses paid to the local telephone companies, fees paid to third-party providers of certain service offerings such as web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees and the cost of mobile handsets. The primary component of cost of revenue consists of the access fees paid to local telephone companies for high capacity circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies. The access fees for these circuits vary due to a number of factors and are the primary reason for differences in cost of revenue across our markets.

Historically, most of the high capacity circuits we leased have been T-1’s, which are the largest component of our circuit access fees. However, we are converting many of our existing customer T-1 circuits and have begun serving new customers using Fiber Optic and copper-based Metro Ethernet in place of T-1 circuits in a number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customer’s bandwidth at speeds well in excess of T-1 circuits while reducing our ongoing operating expenses. We currently serve just over 20% of our customers with Metro Ethernet and are targeting to have approximately 50% of our existing customer base on Metro Ethernet by 2014. As of December 31, 2011, we incurred $25.8 million in cumulative capital expenditures associated with the copper-based Ethernet conversion, of which $20.1 million was incurred during 2011. We have substantially completed our copper-based Metro Ethernet customer conversion project and have shifted focus to our Fiber Optic initiative.

A rising component of cost of revenue is transport cost, which is primarily the cost we incur with ILECs for traffic between central offices where we have collocation equipment, traffic between wire centers without our presence and our collocations, and intercity traffic between our markets. These costs may increase in the near term as we have built additional collocations to support our Ethernet initiative; however, we expect that the increased transport costs will be offset by greater reductions in future access fees resulting from our investment in Ethernet technology, which provides significantly lower operating expenses than traditional T-1 technology.

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

We routinely receive telecommunication cost recoveries from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors as noted above that impact the amount and timing of telecommunication cost recoveries, the ultimate outcome of these situations is uncertain. Accordingly, we generally recognize telecommunication cost recoveries as offsets to cost of revenue when the ultimate resolution and amount are known and verifiable. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods.

Though not as significant to our existing overall business, the primary costs of revenue associated with our Cloud Services include licensing fees for the required operating systems, broadband service and access fees, power for our data center facilities and other various costs.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections, legal and accounting functions. In addition, bad debt expense and share-based compensation expense are included in selling, general and administrative expenses. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include base salaries and office rent. Variable selling costs include commissions, bonuses and marketing materials. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network.

Reclassifications

Reclassifications have been made within Item 7 herein to conform to the presentation of 2011 results. These reclassifications include the following:

•	In our December 31, 2010 and 2009 Cost of Revenue table, adjustments were made to disaggregate transport fees for voice and Internet traffic from Other cost of revenue to Transport cost; and

•

In our December 31, 2010 and 2009 Selling, General and Administrative and Other Operating Expenses table, adjustments were made to reclassify Transaction costs from Other operating expense to Selling, general and administrative expense. These costs are included within Acquisition related (benefit) expense.

Consolidated Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue (Dollar amounts in thousands, except ARPU)

	For the Year Ended December 31				Change from Previous Periods
	2011		2010
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$477,854	98.4%	$444,848	98.4%	$33,006	7.4%
Terminating access revenue	7,568	1.6%	7,117	1.6%	451	6.3%

Total revenue	485,422		451,965		33,457	7.4%
Cost of revenue	161,306	33.2%	146,507	32.4%	14,799	10.1%

Gross margin (exclusive of depreciation and amortization):	$324,116	66.8%	$305,458	67.6%	$18,658	6.1%

Customer data:
Core Managed Services customer locations at period end	62,169		56,972		5,197	9.1%

Core Managed Services ARPU	$659		$700		$(41)	(5.9)%

Core Managed Services average monthly churn rate	1.4%		1.4%		(0.0)%

The following comprises the segment contributions to revenue in 2011 compared to 2010: (Dollar amounts in thousands):

	For the Year Ended December 31				Change from Previous Periods
	2011		2010
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$452,222	93.2%	$441,115	97.6%	$11,107	2.5%
Core Managed Services Emerging Markets:
Greater Washington, D.C. Area	9,260	1.9%	6,291	1.4%	2,969	47.2%
Seattle	8,436	1.7%	2,691	0.6%	5,745	213.5%
Boston	1,245	0.3%	84	nm	1,161	nm

Core Managed Services total emerging markets	18,941	3.9%	9,066	2.0%	9,875	108.9%
Total Core Managed Services	471,163	97.1%	450,181	99.6%	20,982	4.7%
Cloud Services	14,613	3.0%	1,791	0.4%	12,822	nm
Intersegment elimination	(354)	nm	(7)	nm	(347)	nm

Total revenue	$485,422		$451,965		$33,457	7.4%

nm—not meaningful

Revenue. Total revenue increased in 2011 compared to 2010 primarily due to an increase in the average number of Core Managed Services customers. Cloud Services contributed an additional $12.8 million in revenue in 2011 primarily due to the inclusion of a full twelve months of results in 2011 as compared to 2010, which included approximately two months of results given the timing of our acquisitions.

Core Managed Services segment revenue increased 4.7% during 2011, and Core Managed Services ARPU declined $41, or 5.9%. The decline in ARPU is primarily due to the lower prices of the new packages introduced in 2010, existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe the decline is related to the effects of the ongoing current economic conditions on customers and the continued increased competitive pressures from alternate providers, such as cable companies. This downward pressure has been partially offset by the value delivered through selling additional service offerings.

We anticipate that ARPU will continue to decline in the short-term for the reasons noted above; however, we also anticipate that recent changes to our service packages will decrease the rate of the ARPU decline by increasing the proportion of new, higher ARPU, technology-dependent customers. Long-term, we expect that our new strategy to focus on technology-dependent customers will increasingly benefit ARPU. Growth in our Cloud Services revenue decreased in the fourth quarter of 2011 as compared with prior periods due to our decision to limit the adoption of our cloud PBX services until we made improvements to the platform stability to support greater levels of scale. In addition, we decided to discontinue collocation services to focus more fully on cloud server opportunities to better serve technology-dependent customers. We anticipate that Cloud Services revenue growth will accelerate in 2012 as we increase the number of direct sales representatives dedicated to Cloud Services.

Cost of Revenue (Dollar amounts in thousands)

	For the Year Ended December 31				Change from Previous Periods
	2011		2010
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	72,549	14.9%	64,726	14.3%	7,823	12.1%
Other cost of revenue	47,298	9.7%	40,005	8.9%	7,293	18.2%
Transport cost	24,355	5.0%	20,301	4.5%	4,054	20.0%
Mobile cost	22,358	4.6%	26,712	5.9%	(4,354)	(16.3)%
Telecommunications cost recoveries	(5,254)	(1.1)%	(5,237)	(1.2)%	(17)	0.3%

Total cost of revenue	161,306	33.2%	146,507	32.4%	14,799	10.1%

Cost of Revenue. The principal driver of the overall increase in cost of revenue is customer growth. Cloud Services contributed an additional $3.2 million in cost of revenue in 2011 primarily due to the inclusion of a full twelve months of results in 2011 as compared to 2010, which included approximately two months of results given the timing of our acquisitions. Cost of revenue directly associated with migrating customers to copper-based Ethernet technology totaled $2.8 million during 2011. In addition, indirect costs we attribute to our copper-based Ethernet initiative totaled $1.8 million during 2011.

Circuit access fees, or line charges, represent the largest component of cost of revenue. These costs primarily relate to our lease of circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to the increase in the number of customers. However, we have experienced increased costs as we have expanded in certain markets with higher access fees and sold additional bandwidth to existing customers. Circuit access fees also include $1.1 million of direct conversion expenses related to copper-based Ethernet conversions and $1.8 million of certain indirect costs in 2011. These indirect costs relate to inefficiencies in our circuit disconnect process and other unanticipated costs identified during the third quarter that we attribute to our copper-based Ethernet initiative and do not excpect to reoccur in the future. Circuit access fees increased as a percentage of revenue primarily due to a decrease in Core Managed Services ARPU. We expect circuit access fees as a percentage of revenue to stabilize over time as we convert customers to Ethernet technology, which we expect will reduce operating costs, and as ARPU stabilizes.

Other cost of revenue principally includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services and certain taxes and fees. Other cost of revenue increased as a percentage of revenue in 2011 compared to 2010 primarily due to customer growth outpacing revenue growth. In addition, we experienced a $1.7 million increase in installation costs during 2011 relating to the copper-based Ethernet conversion initiative.

Transport cost is a rising component of cost of revenue and may continue to rise in the near term at a rate outpacing customer growth as we build additional collocations to support our Fiber Optic and copper-based Metro Ethernet initiative. Long-term, we expect transport costs to stabilize and relative decreases to access costs on a per-customer basis given the cost savings of Ethernet access over traditional T-1 access.

As a percentage of revenue, mobile costs decreased in 2011 compared to 2010. The primary drivers of this decrease are reductions in service costs due to better rates and mobile device costs as a result of lower volumes. The reduction in shipments stems from a lower percentage of new customers electing mobile services primarily due to a reduction in our use of promotional and other incentives. Additionally, we have been able to negotiate and achieve more efficient unit service costs. Though we do not currently anticipate significant changes in the percentage of customers using our mobile services in the future, we have recently been investing in the latest model mobile devices. As such, we do not anticipate mobile costs will continue to decline from current levels in the near term.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands, except monthly selling, general and administrative expenses per average customer location)

	For the Year Ended December 31				Change from Previous Periods
	2011		2010
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$160,074	33.0%	$150,205	33.2%	$9,869	6.6%
Share-based compensation	14,149	2.9%	15,591	3.4%	(1,442)	(9.2)%
Marketing cost	2,739	0.6%	3,440	0.8%	(701)	(20.4)%
Acquisition related (benefit) expense	(426)	(0.1)%	755	0.2%	(1,181)	(156.4)%
Other selling, general and administrative	81,204	16.7%	79,091	17.5%	2,113	2.7%

Total SG&A	$257,740	53.1%	$249,082	55.1%	$8,658	3.5%

Other operating expenses:
Depreciation and amortization	69,895	14.4%	59,304	13.1%	10,591	17.9%

Total other operating expenses	$69,895	14.4%	$59,304	13.1%	$10,591	17.9%

Other data:
Monthly SG&A per average Core Managed Services customer locations	$348		$384		$(36)	(9.4)%

Average Employees	1,957		1,814		143	7.9%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased in 2011 compared to 2010, primarily due to increased employee salaries, wages and benefits. Total selling, general and administrative expenses also includes $7.9 million of additional expenses from our new Cloud Services segment; and approximately $2.9 million in employee cost and other expenses associated with migrating customers to copper-based Ethernet technology during 2011. The overall increase in selling, general and administrative expenses is partially offset by certain decreased expenses, including bad debt expense and share-based compensation.

Higher employee costs, which include salaries, wages, benefits and other compensation paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff emerging markets and Cloud Services, and to serve the growth in customers. We incurred approximately $5.5 million more in compensation costs in 2011 than in 2010 due to Cloud Services employees who were not with us for the full year in 2010. Overall, the increase in salaries, wages and benefits over the prior respective periods was consistent with the growth in the average number of employees. As a percentage of revenue, employee costs during 2011 remained consistent with the prior period. During the third and fourth quarters of 2011, management recommended and the Board of Directors approved to reduce the accrued payout level under our 2011 corporate incentive plan based on management’s assessment that the quality of results warranted a lower achievement level than expected under the plan’s parameters. We believe this amendment to the plan better aligned management’s compensation with the interests of stockholders. These actions resulted in a $1.8 million reduction to employee costs during 2011.

Share-based compensation expense decreased overall and as a percentage of revenue in 2011 compared to 2010, primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined from its height in 2007, we have experienced decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted. Additionally, during the third quarter of 2011, the vesting of certain non-employee performance awards was no longer considered probable.

Marketing costs decreased in 2011 compared to 2010 primarily due to lower advertising and promotional activity as we reduced costs while focusing on our strategic shift to focus on technology-dependent customers. Acquisition related (benefit) expense during 2011 includes a $0.6 million fair value adjustment to reduce our contingent consideration liability related to the MaximumASP acquisition based on actual revenue achievement. In 2010, acquisition related (benefit) expense primarily includes direct transaction costs associated with our acquisitions, which includes accounting, legal, and other professional fees.

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

Bad debt expense associated with Core Managed Services was $6.5 million, or 1.3% of revenues, compared to $7.5 million, or 1.7% of revenues, during 2011 and 2010, respectively. This decline was primarily from stronger cash collections and more stringent credit policies in place in the current year.

The increase in depreciation and amortization in 2011 compared to 2010 relates primarily to a 23.6% increase in capital expenditures during 2011 compared to 2010. In addition, we recognized $3.4 million of depreciation and amortization in 2011 from assets acquired through the Cloud Services acquisitions in late 2010.

Over time, as more markets achieve positive Adjusted EBITDA and as our customer base and revenues grow, we expect selling, general and administrative costs to decrease as a percentage of revenue. Excluding depreciation and amortization, our selling, general and administrative cost per customer location in 2011 was 9.4% lower than in 2010. These efficiency gains were offset by declining ARPU, resulting in a more modest decrease in these costs relative to revenues.

Operating Loss

We incurred operating losses in 2011 and 2010 of $3.5 million and $2.9 million, respectively. The operating loss during 2011 was primarily driven by the $5.7 million of direct costs, and $1.8 million of indirect costs, attributed to our copper-based Ethernet initiative; increased depreciation and amortization as a result of increased capital expenditures and acquired tangible and intangible assets from our acquisitions; and decreasing Core Managed Services ARPU. Substantially all of the 2010 operating loss was generated in the fourth quarter, which reflects the incurrence of approximately $1.2 million in costs associated with our Ethernet conversion project, $0.8 million of transaction costs from our Cloud Services acquisitions, and $0.6 million in asset write-offs from abandoning a planned market launch. The remaining fourth quarter 2010 operating loss resulted primarily from the decline in Core Managed Services ARPU.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Year Ended December 31				Change from Previous Periods
	2011		2010
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest income	—	nm	2	nm	(2)	nm
Interest expense	(500)	(0.1)%	(281)	(0.1)	(219)	77.9%
Other income, net	1,211	0.2%	1,867	0.4%	(656)	(35.1)%
Income tax expense	(5,176)	(1.1)%	(314)	(0.1)%	(4,862)	1,548.4%

Total	$(4,465)	(0.9)%	$1,274	0.3%	$(5,739)	(450.5)%

Interest Expense. The majority of our interest expenses in 2011 and 2010 relate to commitment fees under our Credit Facility, and are higher in 2011 due to the increase in our Credit Facility from $25.0 million to $40.0 million early in 2010 and then to $75.0 million early in 2011. We had no amounts outstanding under our Credit Facility as of December 31, 2011.

Other income, net. During 2011 and 2010, we recognized other income of $1.2 million and $1.9 million, respectively, which primarily relates to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods (see Note 15 to the consolidated financial statements).

Income Tax Expense. In 2011 we recorded income tax expense despite having a pre-tax loss of $2.8 million due to income taxes in states with gross receipts-based taxes, which are due regardless of profit levels, the write-off of certain deferred tax assets associated with share-based transactions (see Note 10 to the consolidated financial statements), and an increase in our valuation allowance against our net deferred tax asset. We also recorded income tax expense in 2010 on a pre-tax loss of $1.3 million. Since gross receipts-based taxes are not dependent upon levels of pre-tax income and because we are near break-even at a pre-tax level, these taxes have a significant influence on our effective tax rate. As the operating results for the markets in these states become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts-based taxes on our effective tax rate will decline. We recorded income tax expense in 2011 related to increases in the deferred tax asset valuation allowance of approximately $3.6 million. In 2010, income tax expense benefited by $0.6 million due to reductions in the valuation allowance.

Our net deferred tax assets, before valuation allowance, totaled approximately $41.6 million and $42.2 million at December 31, 2011 and 2010, respectively, and primarily relate to net operating loss carryforwards. We maintain a valuation allowance, which reduces our net deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2011, our valuation allowance was $36.9 million. In evaluating our ability to realize our deferred income tax assets we consider all available positive and negative evidence, including our historical operating results, ongoing tax planning and forecasts of future taxable income. Our evaluation led us to increase our valuation allowance by $4.2 million in the fourth quarter of 2011, resulting in additional income tax expense. In order to realize the benefits of the deferred tax assets recognized at December 31, 2011, we will need to generate approximately $13.3 million of taxable income in the foreseeable future, which, based on current projected performance, management expects to be able to achieve. If future results are less favorable than our projections or if the projected benefits of our investments fall short of our expectations, we may have to increase our allowance against our net deferred tax asset with a corresponding increase to income tax expense. If we generate taxable income in excess of projections, the result would be a reduction of the allowance against our net deferred tax asset and a corresponding benefit to income tax expense

Consolidated Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue (Dollar amounts in thousands, except ARPU)

	For the Year Ended December 31,				Change from Previous Periods
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$444,848	98.4%	$406,472	98.2%	$38,376	9.4%
Terminating access revenue	7,117	1.6%	7,299	1.8%	(182)	(2.5)%

Total revenue	451,965		413,771		38,194	9.2%
Cost of revenue	146,507	32.4%	138,093	33.4%	8,414	6.1%

Gross margin (exclusive of depreciation and amortization):	$305,458	67.6%	$275,678	66.6%	$29,780	10.8%

Customer data:
Core Managed Services customer locations at period end	56,972		50,203		6,769	13.5%

Core Managed Services ARPU	$700		$744		$(44)	(5.9)%

Core Managed Services average monthly churn rate	1.4%		1.5%		(0.1)%

The following comprises the segment contributions to revenue for 2010 compared to 2009:

(Dollar amounts in thousands)

	For the Year Ended December 31,
	2010		2009		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$441,115	97.6%	$412,071	99.6%	$29,044	7.0%
Greater Washington, D.C. Area	6,291	1.4%	1,603	0.4%	4,688	292.5%
Seattle	2,691	0.6%	97	nm	2,594	nm
Boston	84	nm	—	nm	84	nm

Core Managed Services total emerging markets	9,066	2.0%	1,700	0.4%	7,366	433.3%
Total Core Managed Services	450,181	99.6%	413,771	100.0%	36,410	8.8%
Cloud Services	1,791	0.4%	—	nm	1,791	nm
Intersegment elimination	(7)	nm	—	nm	(7)	nm

Total revenue	$451,965		$413,771		$38,194	9.2%

Revenue. Total revenue increased in 2010 compared to 2009 primarily due to an increase in the average number of Core Managed Services customers and $1.8 million in revenue from our Cloud Services segment. In comparison to 2009, Core Managed Services ARPU declined $44, or 5.9%. The decline in ARPU is primarily due to the lower prices of the new packages introduced in 2010, existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages from customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe these declines are related to the effects of the economic recession on customers and increased competitive pressures. This downward pressure has been partially offset by the value delivered through selling additional applications. In addition, we experienced an increase in redemptions of previously issued promotional incentives, which resulted in a reduction to revenue of $1.5 million, or approximately ($2) of Core Managed Services ARPU, in 2010. This is compared to an increase to revenue of $0.5 million, or approximately $1 of Core Managed Services ARPU, in 2009, related to lower redemptions of previously issued promotional incentives. We believe this change in customer behavior is directly related to the economic environment and competitive pressure.

Revenue from access charges paid to us by other communications companies to terminate calls to our customers declined by approximately $0.2 million primarily due to a billing dispute filed by a major carrier during the third quarter of 2010 which had an overall negative impact on terminating access revenue of approximately $0.6 million in 2010. As we continued to evaluate the dispute and pursued a resolution, we were no longer recognizing the access charge revenue associated with this carrier due to the uncertainty of collectability. Terminating access charges have historically grown at a slower rate than our customer base due to our customers’ increased use of mobile services and reductions in access rates on interstate calls as mandated by the FCC.

Cost of Revenue (Dollar amounts in thousands)

	For the Year Ended December 31,				Change from Previous Periods
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	64,726	14.3%	54,219	13.1%	10,507	19.4%
Other cost of revenue	40,005	8.9%	34,993	8.5%	5,012	14.3%
Transport cost	20,301	4.5%	17,715	4.3%	2,586	14.6%
Mobile cost	26,712	5.9%	35,635	8.6%	(8,923)	(25.0)%
Telecommunications cost recoveries	(5,237)	(1.2)%	(4,469)	(1.1)%	(768)	17.2%

Total cost of revenue	146,507	32.4%	138,093	33.4%	8,414	6.1%

Cost of Revenue. The principal driver of the overall increase in cost of revenue was customer growth, reduced by mobile-related cost savings and beneficial telecommunication cost recoveries. Cost of revenue for 2010 also includes $0.4 million related to our Cloud Services segment.

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

Telecommunication cost recoveries are an ongoing operational activity that fluctuate from period to period. During 2010, telecommunication cost recoveries increased $0.8 million due to TRRO-related cost recoveries, cost recoveries from negotiated resolutions of billing disputes with our telecommunication vendors across various markets, and performance penalties received from local telephone companies.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the Year Ended December 31,				Change from Previous Periods
	2010		2009
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$150,205	33.2%	$136,898	33.1%	$13,307	9.7%
Share-based compensation	15,591	3.4%	15,954	3.9%	(363)	(2.3)%
Marketing cost	3,440	0.8%	2,955	0.7%	485	16.4%
Acquisition related (benefit) expense	755	0.2%	—	nm	755	nm
Other selling, general and administrative	79,091	17.5%	72,699	17.6%	6,392	8.8%

Total SG&A	$249,082	55.1%	$228,506	55.2%	$20,576	9.0%

Other operating expenses:
Depreciation and amortization	59,304	13.1%	51,840	12.5%	7,464	14.4%

Total other operating expenses	$59,304	13.1%	$51,840	12.5%	$7,464	14.4%

Other data:
SG&A per average Core Managed Services customer	$384		$411		$(27)	(6.6)%

Average employees	1,814		1,639		175	10.7%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased in 2010 primarily due to increased employee costs, but decreased as a percentage of revenue due to lower commission payments, lower share-based compensation expense, a decrease in bad debt expense, greater overall cost control measures, and government incentives of approximately $0.9 million attributable to new jobs created during 2009 and 2010. Higher employee costs, which include salaries, wages, benefits and other compensation paid to our direct sales representatives and sales agents, principally relate to the additional employees necessary to staff new markets and to serve the growth in customers. Total selling, general and administrative expenses also includes $1.1 million of additional expenses from our new Cloud Services segment in 2010.

Share-based compensation expense decreased as a percentage of revenue and overall from the prior year, primarily related to a lower stock price in recent years.

Marketing costs have been stable as a percent of revenues over the prior year. In general, our marketing costs increase as we add customers and expand into new markets.

Acquisition related (benefit) expense includes accounting, legal, consulting and other directly related professional fees associated with our recent Cloud Services acquisitions.

Other selling, general and administrative expenses include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase is primarily due to the addition of new and expanded operations needed to keep pace with the growth in customers. The stability as a percentage of revenue is partially attributable to improved bad debt expense over the prior year.

Bad debt expense was $7.5 million, or 1.7% of Core Managed Services revenues in 2010 compared to $9.1 million, or 2.2% of revenues in 2009. This decline is primarily driven by our decreased Core Managed Services customer churn rate since the rate of bad debts and customer churn are typically closely related.

Other operating expenses include depreciation and amortization. The increase in depreciation and amortization over the prior year relates primarily to 2010 capital expenditures; $0.5 million of depreciation and amortization from assets acquired through the recent Cloud Services acquisitions; and, a $0.6 million write-down of assets related to the build-out of collocations in a planned new market prior to our decision in mid-December 2010 to not expand into this market in 2011.

Operating Loss

We incurred operating losses of $2.9 million and $4.7 million in 2010 and 2009, respectively. Substantially all of the 2010 operating loss was generated in the fourth quarter, which reflects the incurrence of approximately $1.2 million in costs associated with our Ethernet conversion project, $0.8 million of transaction costs from our Cloud Services acquisitions, and $0.6 million in asset write-offs from abandoning a planned market launch. The remaining fourth quarter 2010 operating loss resulted primarily from the decline in Core Managed Services ARPU. The overall improvement in operating loss in 2010 is principally attributable to achieving greater scale in our emerging markets. We had nine markets with operating income in 2010 compared to seven markets in 2009. Additionally, the reduction in mobile-related device and service costs has also contributed to the decreased operating loss in 2010.

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

Interest Income. We had insignificant interest income in 2010 based on our decision to shift funds from investment to non-interest bearing operating bank accounts. This decision was made because the resulting reduction in bank fees was greater than the amount of interest income we would have earned due to the low rates currently paid on our money market investments.

Interest Expense. The majority of our interest expense in 2010 and 2009 relates to commitment fees under our Credit Facility, and were higher in 2010 due to increasing our Credit Facility from $25.0 million to $40.0 million early in 2010. We had no amounts outstanding under our Credit Facility during 2010 and 2009.

Other income, net. During 2010 and 2009, we recognized other income of $1.9 million and $0.5 million, respectively, which primarily relates to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods, as discussed in Note 15 to the consolidated financial statements.

Income Tax (Expense) Benefit. In 2010 we recorded income tax expense despite having a pre-tax loss of $1.3 million due to income taxes in states with gross receipts based taxes, which are due regardless of profit levels, and the write-off of certain deferred tax assets associated with share-based transactions (discussed more fully in Note 9 of the consolidated financial statements). We recorded an income tax benefit in 2009 on a pre-tax loss of $4.3 million in 2009. In 2009, we incurred gross receipts based state income taxes as well, but, due to the higher loss before income taxes, they were offset by the effect of the income tax benefit for federal and other non-gross receipts based state taxes. Since gross receipts based taxes are not dependent upon levels of pre-tax income and because we are near break-even at a pre-tax level, these taxes have a significant influence on our effective tax rate. As the operating results for the markets in these states become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts based taxes on our effective tax rate will decline. The income tax amounts recorded in 2010 and 2009 benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.6 million in each year. Income tax expense for 2010 also included activity related to acquisitions made in 2010.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 14 to our consolidated financial statements hereto.

Liquidity and Capital Resources (Dollar amounts in thousands)

At December 31, 2011, we had cash and cash equivalents of $8.5 million. The available cash and cash equivalents are held primarily in our operating bank accounts.

	For the Year Ended December 31			Change from Previous Period
				Dollars		Percent
	2011	2010	2009	2011 v 2010	2010 v 2009	2011 v 2010	2010 v 2009
Cash Flows:
Provided by operating activities	$75,874	$79,149	$62,610	$(3,275)	$16,539	(4.1)%	26.4%
Used in investing activities	(78,784)	(92,619)	(60,729)	13,835	(31,890)	(14.9)%	52.5%
(Used in) provided by financing activities	(14,942)	576	411	(15,518)	165	nm	40.1%

Net (decrease) increase in cash and cash equivalents	$(17,852)	$(12,894)	$2,292	$(4,958)	$(15,186)	38.5%	(662.6)%

Cash Flows from Operating Activities. Our operating cash flows result primarily from cash received from our customers, offset by cash payments for circuit access fees, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), and operating leases. Cash received from our customers generally corresponds to our revenue. Because our credit terms are typically less than one month, our receivables settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days. Operating cash flows may fluctuate favorably or unfavorably depending on the timing of significant vendor payments, which we may influence depending on our cash requirements.

Operating cash flows decreased in 2011 compared to 2010 primarily due to a greater net loss, resulting in $6.3 million of reduced cash flows, higher bonus payments of $1.2 million, which are paid annually during the first quarter, and lease payment escalations for our facilities over that of the prior year. As previously discussed, the direct and indirect costs of converting to Ethernet technology were a significant factor in driving our operating and net loss for the year. Operating cash flows increased during 2010 compared to 2009 primarily from increased revenues along with a higher number of markets that were achieving positive operating cash flows and a narrowing of the losses we were incurring in earlier stage markets as they made progress towards profitability. Furthermore, collection of accounts receivable improved in 2010 compared to 2009, resulting in a $5.6 million increase in cash flows. We also experienced cash flow savings from decreasing our inventory purchases as we had a lower percentage of new customers electing mobile services in their package.

Cash Flows from Investing Activities. Our principal cash investments are purchases of property and equipment, which fluctuate depending on the growth in customers in our existing markets, the timing and number of facility and network additions needed to expand existing markets and upgrade our network, enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers, and increases to the capacity of our data centers as our customer base and the breadth of our product portfolio expand.

We continue to invest in the conversion to Ethernet technology to reduce operating expenses and provide higher bandwidth services to our customers. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ. Our cash purchases of property and equipment during 2011 included approximately $20.1 million related to the copper-based Ethernet conversion project compared to $5.7 million in 2010.

We paid $1.2 million in deferred acquisition consideration related to our Cloud Services acquisitions in 2011 and expect to pay an additional $4.9 million of contingent consideration related to these acquisitions in 2012. Additionally, in the fourth quarter of 2010 we closed our Cloud Services acquisitions and paid closing date consideration of $30.6 million, net of cash acquired.

Cash Flows from Financing Activities. Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, financing costs associated with the fourth and fifth amendments to our Credit Facility, and the repurchase of common stock. We repurchased 1.3 million shares for $13.0 million in 2011 under the $15 million repurchase program authorized by our Board of Directors in May 2011. No additional shares have been repurchased subsequent to December 31, 2011.

Overall. We believe that cash on hand, cash generated from operating activities, and cash available under our Credit Facility will be sufficient to fund capital expenditures, operating expenses and other operating cash requirements associated with future growth. Significant cash payments were made during 2011 that occur on an infrequent basis, such as share repurchases and acquisition-related consideration. Cash flows in 2011 were also negatively impacted by capital expenditures related to our Ethernet conversion project and decreasing Core Managed Services ARPU. In 2012 we have begun reducing our transaction focused sales force in order to reinvest in teams focused on delivering services to technology-dependent customers, resulting in an estimated $1.0 million in severance and other exit activity costs incurred during the first quarter. We anticipate that these reductions in personnel will result in increased Free Cash Flow in 2012.

Near-term cash requirements to settle acquisition-related contingent consideration is likely to necessitate funding beyond our cash on hand and cash flow from operations, therefore requiring us to temporarily draw against our Credit Facility. Further, while we do not anticipate a need for additional access to capital or new financing aside from our Credit Facility in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital required can be obtained on favorable terms.

Commitments. The following table summarizes our commitments as of December 31, 2011:

	Payments Due by Period (Dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 years	More than 5 Years
Operating lease obligations (1)	$46,894	$10,766	$19,644	$12,486	$3,998
Purchase commitments (2)	13,188	7,223	5,965	—	—
Contingent consideration liability (3)	4,950	4,950	—	—	—
Anticipated interest payments (4)	1,543	300	600	600	43

Total	$66,575	$23,239	$26,209	$13,086	$4,041

(1)	We lease office space in several U.S. locations. Operating lease amounts include future minimum lease payments under all our non-cancelable operating leases with an initial term in excess of one year.
(2)	Purchase commitments represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services as well as minimum lease agreements for customer circuits from ILECs.
(3)	Represents the contingent consideration liability related to the acquisitions of MaximumASP and Aretta (see Note 5 to the consolidated financial statements)
(4)	Anticipated interest payments primarily represent commitment fees related to our Credit Facility.

We are required under certain contractual obligations to maintain letters of credit. As of December 31, 2011, we had outstanding letters of credit totaling $1.3 million, which expire at various dates through May 2018.

Revolving Line of Credit

We are party to a credit agreement with Bank of America which provides for a $75.0 million secured revolving line of credit (or “Credit Facility”) that is secured by all of the assets of the Company. As of December 31, 2011, $1.3 million of the Credit Facility was utilized for letters of credit, and we had $73.7 million in remaining availability. The terms of the credit agreement were amended on July 2, 2007, February 24, 2009, March 3, 2010, February 22, 2011 and May 4, 2011.

On February 22, 2011, we entered into the fourth amendment of the credit agreement with Bank of America. The amendment increases the Credit Facility from $40.0 million to $75.0 million and extends the term to February 22, 2016. The amendment also makes certain modifications to the interest and fees, including the applicable margins based on redefined tiers, as well as the commitment fee. The amendment also modifies certain financial covenants. The amendment retains substantially all other stipulations of the original credit agreement. We also entered into the fifth amendment to our credit agreement on May 4, 2011 to allow for up to $50.0 million of common share repurchases during the term of the credit agreement. The amendment also modified certain financial covenants. No other significant modifications of terms, or changes to our available borrowing capacity were made under the amendment.

The following description of the Credit Facility briefly summarizes the terms and conditions that are material to us.

General. The Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Within the Credit Facility we have access to a cash management line of credit for up to $5.0 million for cash management purposes.

Interest and Fees. The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, will equal a London Interbank Offered Rate (or “LIBO rate”) or an alternate base rate plus, in each case, an applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City; (b) the overnight federal funds rate plus 0.50%; and (c) the Eurodollar base rate plus 1.0%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The amended applicable margins for LIBO rate loans or alternate base rate loans are 1.75% and 0.75%, respectively. In addition, we are required to pay to Bank of America a commitment fee for unused commitments at a per annum rate of 0.40%.

Security. The Credit Facility is secured by all assets of Cbeyond Communications, LLC (or “LLC”) and is guaranteed by Cbeyond, Inc. (the Parent). All assets of the consolidated entity reside with the LLC entity. In addition, Cbeyond, Inc. has no operations other than those conducted by LLC. Accordingly, all income and cash flows from operations are generated by and belong to LLC and all assets appearing on the consolidated financial statements secure the Credit Facility. In addition, the credit agreement contains certain restrictive covenants that effectively prohibit us from paying cash dividends.

Covenants and Other Matters. The Credit Facility requires us to comply with certain financial covenants, including minimum consolidated Adjusted EBITDA, minimum leverage ratio, as determined by our debt divided by Adjusted EBITDA, and maximum capital expenditures. The credit agreement also contains certain customary negative covenants, representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt and judgment defaults. As of December 31, 2011 and 2010 there were no outstanding borrowings under the Credit Facility and we were in compliance with all applicable covenants.

As of December 31, 2010, $1.3 million of the Credit Facility was utilized for letters of credit, and we had $38.7 million in remaining availability.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

We prepare consolidated financial statements in accordance with GAAP, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the consolidated financial statements included herein, those discussed below involved a higher degree of judgment and complexity and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Revenue Recognition. Our marketing promotions include various rebates and customer reimbursements that fall under the scope of ASC 605-25, Multiple Arrangements, and ASC 605-50, Customer Payments/Incentives. In accordance with these pronouncements, we record these promotions as a reduction in revenue when earned by the customer. When these promotions are earned over time, we ratably allocate the cost of honoring the promotions over the underlying promotion period as a reduction in revenue. ASC 605-50 also requires that measurement of the obligation should be based on the estimated number of customers that will ultimately earn and claim the promotion. Accordingly, we recognize the benefit of estimated breakage on customer promotions when such amounts are reasonably estimable. Over time, these breakage estimates become more refined and become less sensitive to volatility.

Software Development. We capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects. We monitor software development projects to ensure that only those costs relating to development activities, including; software design and configuration, coding, installation, testing, and parallel processing are capitalized. Determining the phase of software development or enhancement that is eligible for capitalization requires judgment, which may affect the amount and timing of both the related capitalization and subsequent depreciation. If a project constitutes an enhancement to previously developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus resulting in capitalization. All other software development costs are expensed as incurred. We amortize capitalized software development costs over estimated useful lives of the software.

Goodwill. Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that impairment may have occurred. We have chosen October 1 as our annual impairment test date. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill for impairment at the reporting unit level, which we have determined to be our operating segments. When evaluating goodwill for impairment, we first compare the book value of the reporting unit to its estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate fair value of the applicable reporting unit or units using a combination of discounted cash flow and market multiple methodologies. This represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination.

We have assigned all of our goodwill to our Cloud Services reporting unit. The review for impairment is based, in part, on a discounted cash flow approach, which requires that we estimate future net cash flows, the timing of these cash flows and a discount rate (based upon a weighted average cost of capital). We discounted the future net cash flows using a weighted average cost of capital of 25.0%. We also assessed fair value using alternative valuation methods, including multiples of Adjusted EBITDA and revenue.

As of October 1, 2011, we completed our first annual impairment test of goodwill and concluded that our goodwill was not impaired as of that date and we believe that no events have occurred subsequent to that date that would impact our analysis. As of October 1, 2011, the estimated fair value exceeded its carrying value by more than 10%. Should events occur that would cause the fair value to decline below its carrying value, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

There are many assumptions and estimates used that directly impact the results of impairment testing, including an estimate of future expected revenue, earnings and cash flows, and discount rates applied to such expected cash flows in order to estimate fair value. Changes in these estimates and assumptions could materially affect the estimated fair value of an asset.

Allowance for Doubtful Accounts. We have established an allowance for doubtful accounts through charges to selling, general and administrative expenses. The allowance is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including a specific customer’s ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty to ninety days after disconnection of the customers’ service, when our direct collection efforts cease. Generally, customer accounts are considered delinquent and the service disconnection process begins when they are forty-five days in arrears. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our consolidated financial statements. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of our expenses could result.

Share-Based Compensation. In accordance with ASC 718, Stock Compensation, we account for shared-based compensation expense using the fair value recognition provisions of ASC 718. Share-based compensation expense is measured at the grant date based on the fair value of the award as calculated by the lattice binomial option-pricing model and is recognized as expense on a straight-line basis over the requisite service period, after estimating the effect of forfeitures. Option valuation models involve input assumptions that are subjective, and hence, may result in an option value that is not equal to that of the fair value observed in a market transaction between a willing buyer and willing seller. Additionally, estimated forfeiture rates are based on historical data, and may not be indicative of future forfeiture behavior.

Valuation Allowances for Deferred Tax Assets. We provide for the effect of income taxes on our financial position and results of operations in accordance with ASC 740, Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. We made assumptions, judgments and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets.

Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and allowable deductions. Changes in tax law or our interpretation of tax laws could materially impact the amounts provided for income taxes in our consolidated financial position and consolidated results of operations. Our assumptions, judgments and estimates relative to the value of our net deferred tax asset take into account predictions of the amount and category of future taxable income. Actual consolidated operating results and the underlying amount and category of income or loss in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our consolidated financial position and consolidated results of operations.

Our valuation allowance for our net deferred tax asset is designed to take into account the uncertainty surrounding the realization of our net operating losses and our other deferred tax assets.

Recently Issued Accounting Standards

For information about recently issued accounting standards, refer to Note 4 to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2011, the majority of our cash is held in operating bank accounts. The impact on our future interest income of future changes in investment yields will depend largely on our total investments. Additionally in the near term we may draw on our Credit Facility, which may increase our sensitivity to interest rate risk.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

The Board of Directors and Stockholders of

Cbeyond, Inc. and Subsidiaries

We have audited Cbeyond, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Cbeyond, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 of the Company, and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 7, 2012

Report of Independent Registered Public Accounting Firm

On the Consolidated Financial Statements

The Board of Directors and Stockholders of

Cbeyond, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Cbeyond, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cbeyond, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 7, 2012

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except par value amounts)

	As of
	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$8,521	$26,373
Accounts receivable, gross	27,479	27,238
Less: Allowance for doubtful accounts	(2,608)	(2,354)

Accounts receivable, net	24,871	24,884
Prepaid expenses	7,447	9,665
Inventory, net	1,772	2,243
Restricted cash	1,295	—
Deferred tax asset, net	450	938
Other assets	562	706

Total current assets	44,918	64,809
Property and equipment, gross	486,273	421,173
Less: Accumulated depreciation and amortization	(325,803)	(270,482)

Property and equipment, net	160,470	150,691
Goodwill	19,814	20,537
Intangible assets	9,609	10,397
Less: Accumulated amortization	(1,507)	(248)

Intangible assets, net	8,102	10,149
Restricted cash	—	1,295
Non-current deferred tax asset, net	4,254	8,068
Other non-current assets	3,514	2,418

Total assets	$241,072	$257,967

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,467	$15,193
Accrued telecommunications costs	16,548	16,948
Deferred customer revenue	11,360	10,958
Other accrued liabilities	20,925	24,489
Current portion of contingent consideration	4,927	789

Total current liabilities	68,227	68,377
Other non-current liabilities	8,858	10,434
Contingent consideration	—	6,035
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 28,913 and 29,577 shares issued and outstanding, respectively	289	296
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	311,370	299,501
Accumulated deficit	(147,672)	(126,676)

Total stockholders’ equity	163,987	173,121

Total liabilities and stockholders’ equity	$241,072	$257,967

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	For the Year Ended December 31
	2011	2010	2009
Revenue:
Customer revenue	$477,854	$444,848	$406,472
Terminating access revenue	7,568	7,117	7,299

Total revenue	485,422	451,965	413,771

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $39,439, $34,843 and $31,838, respectively, shown separately below)	161,306	146,507	138,093
Selling, general and administrative (exclusive of depreciation and amortization of $30,456, $24,461 and $20,002, respectively, shown separately below)	257,740	249,082	228,506
Depreciation and amortization	69,895	59,304	51,840

Total operating expenses	488,941	454,893	418,439

Operating loss	(3,519)	(2,928)	(4,668)
Other income (expense):
Interest income	—	2	28
Interest expense	(500)	(281)	(152)
Other income, net	1,211	1,867	498

Loss before income taxes	(2,808)	(1,340)	(4,294)
Income tax (expense) benefit	(5,176)	(314)	2,074

Net loss	$(7,984)	$(1,654)	$(2,220)

Net loss per common share:
Basic	$(0.27)	$(0.06)	$(0.08)

Diluted	$(0.27)	$(0.06)	$(0.08)

Weighted average common shares outstanding:
Basic	29,224	29,366	28,753
Diluted	29,224	29,366	28,753

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value

Balance at December 31, 2008	28,435	284	266,053	(122,802)	143,535
Exercise of stock options	228	2	1,235	—	1,237
Issuance of employee benefit plan stock	165	2	3,383	—	3,385
Share-based compensation from options to employees	—	—	7,246	—	7,246
Share-based compensation from restricted shares to employees	—	—	6,031	—	6,031
Share-based compensation for non-employees	—	—	217	—	217
Vesting of restricted shares	200	2	(2)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(55)	—	(816)	—	(816)
Tax effect of share-based payments	—	—	(10)	—	(10)
Net loss	—	—	—	(2,220)	(2,220)

Balance at December 31, 2009	28,973	$290	$283,337	$(125,022)	$158,605
Exercise of stock options	233	2	2,094	—	2,096
Issuance of employee benefit plan stock	83	1	2,317	—	2,318
Share-based compensation from options to employees	—	—	4,236	—	4,236
Share-based compensation from restricted shares to employees	—	—	8,828	—	8,828
Share-based compensation for non-employees	—	—	289	—	289
Vesting of restricted shares	388	4	(4)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(100)	(1)	(1,310)	—	(1,311)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(286)	—	(286)
Net loss	—	—	—	(1,654)	(1,654)

Balance at December 31, 2010	29,577	$296	$299,501	$(126,676)	$173,121
Exercise of stock options	35	—	316	—	316
Issuance of employee benefit plan stock	153	2	2,544	—	2,546
Share-based compensation from options to employees	—	—	3,544	—	3,544
Share-based compensation from restricted shares to employees	—	—	7,504	—	7,504
Share-based compensation for non-employees	—	—	(150)	—	(150)
Vesting of restricted shares	565	6	(6)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(153)	(2)	(1,883)	—	(1,885)
Shares repurchased under our publicly announced share repurchase program	(1,264)	(13)	—	(13,012)	(13,025)
Net loss	—	—	—	(7,984)	(7,984)

Balance at December 31, 2011	28,913	$289	$311,370	$(147,672)	$163,987

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	For the Year Ended December 31
	2011	2010	2009
Operating Activities:
Net loss	$(7,984)	$(1,654)	$(2,220)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	69,895	59,304	51,840
Deferred taxes	4,302	(586)	(2,731)
Provision for doubtful accounts	6,540	7,459	9,053
Other non-cash income, net	(1,211)	(1,867)	(498)
Non-cash share-based compensation	14,149	15,591	15,954
Tax effect of share-based payments	—	—	10
Change in acquistion-related contingent consideration	(466)	22	—
Changes in operating assets and liabilities:
Accounts receivable	(6,527)	(4,687)	(10,268)
Inventory	471	437	1,351
Prepaid expenses and other current assets	2,362	(1,736)	(1,053)
Other assets	(748)	641	(177)
Accounts payable	(726)	1,644	1,325
Other liabilities	(4,183)	4,581	24

Net cash provided by operating activities	75,874	79,149	62,610
Investing Activities:
Purchases of property and equipment	(77,604)	(61,962)	(60,650)
Acquisition of MaximumASP, net of cash acquired	—	(28,317)	—
Acquisition of Aretta, net of cash acquired	—	(2,288)	—
Additional acquisition consideration	(1,180)	—	—
Increase in restricted cash	—	(52)	(79)

Net cash used in investing activities	(78,784)	(92,619)	(60,729)
Financing Activities:
Taxes paid on vested restricted shares	(1,885)	(1,311)	(816)
Financing issuance costs	(348)	(209)	—
Tax effect of share-based payments	—	—	(10)
Proceeds from exercise of stock options	316	2,096	1,237
Repurchase of common stock	(13,025)	—	—

Net cash (used in) provided by financing activities	(14,942)	576	411

Net (decrease) increase in cash and cash equivalents	(17,852)	(12,894)	2,292
Cash and cash equivalents at beginning of period	26,373	39,267	36,975

Cash and cash equivalents at end of period	$8,521	$26,373	$39,267

Supplemental disclosure:
Interest paid	$295	$195	$131
Income taxes paid, net of refunds	$654	$891	$1,450
Non-cash purchases of property and equipment	$87	$870	$1,476

See accompanying notes.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

(Amounts in thousands, except per share amounts)

1. Description of Business

Cbeyond, Inc. (or “we”, “our”, “us” or the “Company”), a managed information technology (or “IT”) and communications service provider, incorporated on March 28, 2000 in Delaware.

Our services include cloud applications such as Microsoft® Exchange, data center infrastructure as a service, cloud private branch exchange (or “PBX”) phone systems, Microsoft® SQL Server®, Metro Ethernet, Broadband Internet Access, Multi-Protocol Label Switching, Virtual Private Networking, mobile voice and data, information security, local and long distance voice services, administration management and professional services to migrate and manage customer environments.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiaries. All intercompany and intersegment balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (or “GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

In our December 31, 2010 consolidated financial statements, we have increased our selling, general and administrative expense by $755 to reflect amounts previously classified as transaction costs. We reclassified these amounts in our prior year’s consolidated financial statements to conform to our current year presentation.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services are provided or device delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Revenue derived from monthly recurring charges for local voice and data services and other recurring services is billed in advance and deferred until earned. Revenues derived from services that are not included in monthly recurring charges, including long distance, excess charges over monthly rate plans, and terminating access fees from other carriers are recognized monthly as services are provided and billed in arrears.

We offer customers certain web-based services that are hosted on our technology infrastructure. Customers do not take actual license to the related software applications. We also offer cloud-based services such as virtual and physical servers and cloud PBX. The related revenue is recognized on a monthly subscription basis, or straight-line, over the respective periods in which customers use the service. Customers who elect to receive mobile service must purchase the mobile handsets directly from us. Mobile handset revenue is recognized at the time of shipment when title to the handset passes to the customer and is net of any handset discounts offered to the customer. The net handset revenue is typically less than our cost of the handsets, and we recognize this loss at the time of shipment to the customer. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative selling price, subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent upon the delivery of additional products or services to the customer in the future. Mobile handset revenue totaled $1,839, $2,677 and $4,454, or 0.4%, 0.6%, and 1.1% of total revenues, in 2011, 2010 and 2009, respectively.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognize revenues and cost of revenues on a gross basis for certain taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions between us and our customers. These taxes and surcharges primarily include universal service fund charges and totaled $12,692, $12,242 and $9,963 in 2011, 2010 and 2009, respectively.

If we collect revenue for customer installation services, it is deferred along with a portion of the installation costs, up to the amount of installation revenue collected. The deferred installation revenue and deferred installation costs are recognized over the term of the customer contract.

We offer certain marketing promotions in the form of various customer rebates and reimbursements that we recognize as reductions of revenue over the period in which they are earned. We refer to unclaimed rebates and reimbursements as “breakage” and estimate future breakage rates based on historical experience. We record promotions net of estimated breakage to estimate the amount of promotions that will be earned and claimed by customers. When we lack sufficient historical experience to estimate breakage we record these promotions as a reduction to revenue at their maximum amounts. We record estimated breakage once we gain sufficient historical experience and adjust estimated breakage rates as we accumulate additional historical data. Changes in estimated breakage rates resulted in a $1,473 unfavorable impact in 2010 and a $473 favorable impact in 2009. Changes in estimated breakage rates did not have a significant impact in 2011.

Our customer contracts require our customers to pay termination fees if they terminate their services pre-maturely. We recognize termination fees as revenue upon collection from customers.

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

The allowance for doubtful accounts is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including customers’ ability to meet their financial obligations to us, as well as general factors, such as length of time the receivables are past due, historical collection experience, customer churn rates and the general economic environment. Customer accounts are typically written off against the allowance approximately sixty to ninety days after disconnection of the customers’ service, when our direct collection efforts cease. Customer accounts are generally considered delinquent and the service disconnection process begins when a customer is forty-five days in arrears.

The following table summarizes the change in our allowance for doubtful accounts for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Balance at Beginning of Year	Bad Debt Expense	Less Deductions (1)	Balance at End of Year
2011	$2,354	$6,540	$(6,286)	$2,608
2010	2,867	$7,459	$(7,972)	2,354
2009	2,374	9,053	(8,560)	2,867

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.

Bad debt expense totaled 1.3%, 1.7% and 2.2%, of revenue, in 2011, 2010 and 2009, respectively.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

Cash and cash equivalents consists of bank deposits. We consider all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.

Restricted Cash

Some vendors providing services to us require letters of credit that may be drawn in the event we cannot meet our obligations to the vendor. We are required to maintain cash or cash equivalents with the bank in order to avoid fees associated with our letters of credit, but are not legally required to do so. Historically, we have maintained cash equivalents in the form of money market funds with the bank at a dollar amount equal to the letters of credits outstanding and have not intended to use these funds within the next twelve months for any other purpose. Therefore, these funds have historically been considered restricted cash and classified as a non-current asset.

During the first quarter of 2012 we withdrew these funds. As such, we have classified such amounts as a current asset as of December 31, 2011.

Inventories

Inventories consist primarily of new and refurbished mobile handsets. We state our inventories at the lower of cost, using the first-in, first-out method, or market. The cost of mobile handsets is included in cost of revenue upon shipment to a customer. Shipping and handling costs incurred in conjunction with the sale of inventory are also included as an element of cost of revenue.

Property and Equipment

Property and equipment are stated at cost and depreciated, once placed in service, over estimated useful lives using the straight-line method. Leasehold improvements are amortized over the shorter of the life of the lease or the duration of their useful life to us. Repair and maintenance costs are expensed as incurred. We pay certain equipment maintenance costs in advance under multi-year maintenance contracts, which are included in current and non-current assets, and amortize these costs to expense over the term of the maintenance contract.

Network engineering costs incurred during the development phase of our networks are capitalized as part of property and equipment and recorded as construction-in progress until the projects are completed and placed into service.

We capitalize certain internal-use software development costs. For the years ended December 31, 2011, 2010 and 2009, we capitalized $17,923, $17,068 and $12,447, respectively, associated with these software development efforts. These costs are generally amortized to expense over a period of three years depending on the useful life of the related asset.

We routinely offer certain programs to our customers whereby we will directly pay third party vendors for the costs of installing hardware necessary to provide service at the customer’s location. We capitalize these costs and classify them as network equipment. During the years ended December 31, 2011, 2010 and 2009, $2,509, $2,120 and $2,954 of vendor installation program costs were capitalized as network equipment, respectively.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We account for income taxes under the liability method, which requires us to recognize deferred income tax assets and liabilities for temporary differences between the financial reporting and tax basis of recorded assets and liabilities and the expected benefits of net operating loss and credit carryforwards. Deferred income tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized. We evaluate the likelihood that we will be able to utilize our deferred income tax assets and adjust our valuation allowance, if necessary.

We recognize the benefit of uncertain tax positions when the position taken or expected to be taken in a tax return is more likely than not (i.e., a likelihood of more than fifty percent) of being sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. As of December 31, 2011 and 2010, we do not have any significant unrecognized tax benefits.

We recognize interest and penalties accrued related to unrecognized tax benefits as components of our income tax provision. We do not have any interest and penalties accrued, as of December 31, 2011 and 2010, related to unrecognized tax benefits.

Goodwill and Intangible Assets

Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that impairment may have occurred. We have chosen October 1 as our annual impairment test date. The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We test goodwill for impairment at the reporting unit level, which we have determined to be our operating segments. When evaluating goodwill for impairment, we first compare the book value of the reporting unit to its estimated fair value. If the fair value is determined to be less than book value, a second step is performed to compute the amount of impairment. We estimate fair value of the applicable reporting unit or units using a combination of discounted cash flow and market multiple methodologies. This represents a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination.

We have assigned all of our goodwill to our Cloud Services reporting unit. The review for impairment is based, in part, on a discounted cash flow approach, which requires that we estimate future net cash flows, the timing of these cash flows and a discount rate (based upon a weighted average cost of capital). We discounted the future net cash flows using a weighted average cost of capital of 25.0%. We also assessed fair value using alternative valuation methods, including multiples of Adjusted EBITDA and revenue.

Intangible assets, including developed technology, in-process development, customer relationships, non-compete agreements and trade names arising principally from acquisitions, are recorded at cost and then amortized to operating expense over their estimated useful lives.

Impairment and Other Losses on Long-Lived Assets

We evaluate our long-lived assets used in operations (primarily property and equipment) and intangible assets subject to amortization when events or changes in circumstances indicate that the assets might be

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the net undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value will be determined based on quoted market values, discounted cash flows or appraisals. Our review is at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets.

We occasionally replace equipment and software due to obsolescence and upgrade before the end of its originally estimated useful life and incur losses on the remaining net book value. In addition, we incur losses on the remaining net book value of our equipment that we are unable to recover from former customers. This equipment resides at customer locations to enable connection to our telecommunications network. These losses are recorded as additional depreciation and amortization expense in cost of revenue and totaled $3,394, $2,667 and $2,235 for the years ended December 31, 2011, 2010 and 2009, respectively.

Marketing Costs

We expense marketing costs, including advertising, as these costs are incurred. Such costs amounted to approximately $2,739, $3,440 and $2,955 during 2011, 2010 and 2009, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist of trade accounts receivable, which are generally unsecured, and cash and cash equivalents. Our risk is mitigated by our accounts receivable being diversified among a large number of customers with relatively low average balances segregated by both geography and industry type. Our revenues and receivables are primarily concentrated among small business customers and geographically in the cities in which we operate our Core Managed Services.

Our cash and cash equivalents are concentrated in operating bank accounts. We believe these investments limit the risk of loss of principal.

Fair Value

The carrying amount reflected in the consolidated balance sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable equals or approximates their respective fair values due to their short maturities. The contingent consideration liability is also recorded at fair value.

Contingencies

We accrue for contingent obligations, including estimated legal costs, when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements.

Share-Based Compensation

Share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense straight-line, less the effect of estimated forfeitures, over the period in which the entire grant vests.

Share Repurchases

During the year ended December 31, 2011, we repurchased 1,264 shares of our common stock for $13,025 under the $15,000 repurchase program authorized by our Board of Directors in May 2011. As of the date of this

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filing, we have repurchased no additional shares of our common stock subsequent to December 31, 2011. Repurchased shares are retired and no longer issued and outstanding, but remain authorized shares.

3. Earnings per Share

Basic and Diluted Net (Loss) Income per Share

We calculate basic (loss) income per share by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Our diluted net (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive (loss) income per share. We were in a net loss position for the year ended December 31, 2011, 2010 and 2009, resulting in no difference between basic loss per share and diluted loss per share.

The following table summarizes our basic and diluted (loss) income per share calculations (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009
Net (loss) income	$(7,984)	$(1,654)	$(2,220)

Basic weighted average common shares outstanding	29,224	29,366	28,753
Effect of dilutive securities	—	—	—

Diluted weighted average common shares outstanding	29,224	29,366	28,753

Basic (loss) income per common share	$(0.27)	$(0.06)	$(0.08)
Diluted (loss) income per common share	$(0.27)	$(0.06)	$(0.08)

Securities that were not included in the diluted net (loss) income per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (see Note 12 to the consolidated financial statements), are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Anti-dilutive shares	5,135	5,220	4,985

4. Accounting Standards

Recently Adopted Accounting Standards

In October 2009, the Financial Accounting Standards Board (or “FASB”) approved for issuance Accounting Standard Update (or “ASU”) 2009-13, Revenue Arrangements with Multiple Deliverables (currently within the scope of Accounting Standards Codification (or “ASC”) Subtopic 605-25). This update provides principles for allocating sales consideration among multiple-element revenue arrangements with an entity’s customers, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The update introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available and significantly expands related disclosure requirements. We adopted ASU 2009-13 on January 1, 2011 on a prospective basis, and the adoption did not have any effect on our consolidated financial statements.

In September 2011, FASB approved for issuance ASU 2011-08, Intangibles—Goodwill and Other (ASC 350). This update allows an entity to first assess qualitative factors to determine whether it is necessary to

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The implementation of this guidance did not have any impact on the consolidated financial statements as of December 31, 2011 as we chose to perform the quantitative annual goodwill impairment test on October 1, 2011.

5. Acquisitions

On November 3, 2010, we acquired substantially all of the net assets of privately-held MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively known as “MaximumASP”). MaximumASP is a cloud server and dedicated hosting provider that delivers its services, including managed virtual servers and physical servers, over the Internet to small business customers throughout the world. On October 29, 2010, we acquired 100% of the outstanding voting stock of privately-held Aretta Communications, Inc. (or “Aretta”). Aretta offers a cloud server-based PBX solution to small businesses throughout the world. Our purchase of MaximumASP and Aretta expands our entry into the high growth cloud services market and allows the expansion of our product portfolio of IT services into our small mid-sized business customer base. It also enables us to serve a broad geographic opportunity outside our existing 14-city footprint. As a result of these acquisitions, we launched the Cloud Services segment in late 2010.

The acquisition-date fair value of the consideration transferred to the shareholders (or “sellers”) of MaximumASP totaled approximately $34,031, which consisted of cash consideration of $28,791, exclusive of $94 of cash acquired, and inclusive of $28,411 paid on the date of closing, $380 paid in February 2011, and contingent consideration of $5,240. During the second quarter of 2011, we adjusted the acquisition-date estimated fair value for the contingent consideration recognized for MaximumASP. The effect of this revision was a $631 reduction to the contingent consideration liability and goodwill. We also amended the asset purchase agreement with MaximumASP to clarify certain terms of the agreement. Among other things, the amendment revised the 2011 earnout revenue achievement range of $10,800 to $11,400 to a range of $13,000 to $16,000. This range includes certain revenue components that were not considered in the original agreement. The amendment did not alter the total eligible contingent consideration to the sellers of MaximumASP of $5,400, nor did it alter the contingent consideration payment date of March 31, 2012. The effect of this amendment on our financial statements was not significant. Based on the revenue level that was achieved in 2011, we are required to pay the sellers $4,150 by March 31, 2012 under the contingent consideration arrangement.

The acquisition-date fair value of the consideration transferred to the sellers of Aretta totaled approximately $4,027, which consisted of cash consideration of $2,465, exclusive of $177 of cash acquired, and contingent consideration of $1,562. During the second and fourth quarters of 2011, we made cash payments of $400 and $400, respectively, to the former shareholders of Aretta upon achievement of product development milestones. Based on the revenue level that was achieved in 2011, we are required to pay the sellers $800 by March 31, 2012 under the contingent consideration arrangement.

We record the contingent consideration liability at estimated fair value. The fair value of the contingent consideration is estimated by applying the income approach and is based on significant inputs that are not observable in the market, representing a level three measurement (as defined under ASC 820, Fair Value Measurements and Disclosures). Key assumptions include the discount rate representative of the time value of money for the period to the settlement date, and the probability-adjusted likelihood of milestone achievement and revenue achievement in calendar year 2011, the period in which the contingent consideration is measured. In addition, certain sellers of MaximumASP and Aretta became employees of Cbeyond, Inc. upon acquisition, and hence the total contingent consideration liability is payable to current and former employees who previously worked for these acquired entities.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the third quarter of 2011, we finalized the measurement and allocation of the total consideration of identifiable assets and liabilities. The following table summarizes the fair values of the assets acquired and liabilities assumed.

	MaximumASP	Aretta	Total
Current assets	$179	$183	$362
Property, plant, and equipment	9,803	122	9,925
Identified intangible assets	8,200	2,197	10,397

Total identifiable assets acquired	18,182	2,502	20,684
Accounts payable and accrued liabilities	1,388	150	1,538
Deferred revenue	580	33	613
Deferred tax liability	—	920	920

Total liabilities assumed	1,968	1,103	3,071
Net identifiable assets acquired	16,214	1,399	17,613
Goodwill	17,186	2,628	19,814

Net assets acquired	$33,400	$4,027	$37,427

The following table summarizes changes to our goodwill and total contingent consideration liability (current and non-current portions):

	Goodwill	Contingent Consideration Liability
December 31, 2009	$—	$—
Acquisition date purchase price allocation	20,537	(6,802)
Fair value adjustments	—	(22)

December 31, 2010	$20,537	$(6,824)

Acquisition date related purchase adjustments
Contingent consideration	(631)	631
Income tax-related adjustment	(92)	—
Contingent consideration paid	—	800
Fair value adjustments (a)	—	466

December 31, 2011	$19,814	$(4,927)

(a)	Fair value adjustments primarily relate to the decrease in the revenue level that was achieved under the MaximumASP contingent consideration arrangement and is recognized through selling, general and administrative costs.

Goodwill has been assigned to our Cloud Services reporting unit, and is primarily attributable to expected synergies unique to our sales and marketing channels that we believe provides us a competitive advantage in the market we serve. All the goodwill related to the MaximumASP acquisition is deductible for income tax purposes. For Aretta, none of the goodwill is deductible for income tax purposes.

Pro forma Reporting and Transaction Costs

The results of operations of both MaximumASP and Aretta have been included in our consolidated results of operations from their respective acquisition dates. Our results include $1,791 of revenue and $65 of net income for the year ended December 31, 2010 from these acquisitions.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following represents our pro forma consolidated revenue and net loss for the years ending December 31, 2010 and 2009 as if MaximumASP and Aretta had been acquired as of January 1, 2010 and 2009, respectively. These amounts include pre-acquisition results of MaximumASP and Aretta and reflect additional depreciation and amortization, and consequential tax effects, as if the fair value of the acquired assets had been recognized at the beginning of each respective period (unaudited).

	Year ended
	December 31, 2010	December 31, 2009
Revenue	$461,991	$424,493
Net loss	$(2,644)	$(3,561)

All transaction costs associated with the acquisitions have been charged to selling, general and administrative expense as incurred. For the years ended December 31, 2011 and 2010, we incurred $154 and $755 in total transaction-related costs, respectively.

6. Goodwill and Intangible Assets

The following table provides information regarding our amortizable intangible assets as of December 31, 2011.

		December 31, 2011			December 31, 2010
Amortizable intangible assets	Useful Life Range (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	10	7,770	(906)	6,864	7,770	(130)	7,640
In-process development (a)	—	—	—	—	788	—	788
Developed technology	3-4	1,572	(478)	1,094	1,572	(101)	1,471
Trade name	2-3	204	(86)	118	204	(12)	192
Non-competes	2	63	(37)	26	63	(5)	58

Total		$9,609	$(1,507)	$8,102	$10,397	$(248)	$10,149

(a)	Development completed and placed into service in 2011.

Customer relationships are derived from the MaximumASP acquisition and were assigned based on the valuation of single and multi-year customer contracts that are subject to extension, renewal, or termination. In estimating the fair value of these assets, we have assumed renewal of these contracts at a rate consistent with MaximumASP's historical experience.

Amortization expense on intangible assets was $1,259 for the year ended December 31, 2011. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of all the identifiable intangible assets is 8.8 years. As of December 31, 2011, amortization expense on intangible assets for the next five years is expected to be as follows:

Year ending December 31,	Amount
2012	$1,284
2013	1,223
2014	1,063
2015	777
2016	777

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of October 1, 2011, we completed our first annual impairment test of goodwill and concluded that our goodwill was not impaired as of that date and we believe that no events have occurred subsequent to that date that would impact our analysis. As of October 1, 2011, the estimated fair value exceeded its carrying value by more than 10%. Should events occur that would cause the fair value to decline below its carrying value, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

7. Property and Equipment

Property and equipment consist of:

	Year Ended December 31,
	Useful Lives	2011	2010
	(In years)
Land		$675	$675
Building	25	5,500	5,500
IRU (a)	20	1,625	1,625
Network equipment	2–7	275,349	236,937
Leasehold improvements	3-10	28,068	27,585
Computers and software	2-5	148,721	121,309
Furniture and fixtures	5-7	7,908	7,354
Construction-in progress		18,427	20,188

Property and equipment, gross		486,273	421,173
Less accumulated depreciation and amortization		(325,803)	(270,482)

Property and equipment, net		$160,470	$150,691

(a)	We purchase network capacity under long-term contracts, typically 20 years, for the indefeasible right of use (or “IRU”) of fiber network infrastructure owned by others.

As a result of our acquisitions and our ongoing Ethernet conversion project being implemented throughout our markets, we did not expand our operations into any additional geographic markets during 2011. As such we recorded the accelerated depreciation of previously capitalized assets related to the build-out of collocations in a planned new market prior to our decision in mid- December 2010 not to expand into that market in 2011. This resulted in $585 of additional depreciation expense during the year ended December 31, 2010.

8. Other Accrued Liabilities

	December 31, 2011	December 31, 2010
Accrued bonus	$8,918	$9,948
Accrued other compensation and benefits	1,962	2,251
Accrued sales taxes	—	1,235
Accrued other taxes	4,404	4,309
Accrued promotions	1,155	1,325
Deferred rent	1,991	1,845
Other accrued expenses	2,495	3,576

Other accrued liabilities	$20,925	$24,489

Non-current portion of deferred rent	$7,348	$9,075
Non-current other accrued expenses	1,510	1,359

Other non-current liabilities	$8,858	$10,434

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued sales tax as of December 31, 2010 represents the remaining liabilities related to the dissolution of our captive lease subsidiaries. All statutory periods expired as of March 31, 2011 (see Note 15 to the consolidated financial statements).

9. Revolving Line of Credit

We are party to a credit agreement with Bank of America, which provides for a $75,000 secured revolving line of credit (or “Credit Facility”) that is secured by all of the assets of the Company. As of December 31, 2011, $1,345 of the Credit Facility was utilized for letters of credit, and we had $73,655 in remaining availability. The terms of the credit agreement were amended on July 2, 2007, February 24, 2009, March 3, 2010, February 22, 2011 and May 4, 2011.

On February 22, 2011 we entered into the fourth amendment of the credit agreement with Bank of America. The amendment increases the Credit Facility from $40,000 to $75,000 and extends the term to February 22, 2016. The amendment also makes certain modifications to the interest and fees, including the applicable margins based on redefined tiers, as well as the commitment fee. The amendment also modifies certain financial covenants. The amendment retains substantially all other stipulations of the original credit agreement. We also entered into the fifth amendment to our credit agreement on May 4, 2011 to allow for up to $50,000 of common share repurchases during the term of the credit agreement. The amendment also modified certain financial covenants. No other significant modifications of terms, or changes to our available borrowing capacity were made under the amendment.

Our Credit Facility is available to finance working capital, capital expenditures and other general corporate purposes. Within the Credit Facility we have access to a cash management line of credit for up to $5.0 million for cash management purposes.

The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, will equal a London Interbank Offered Rate (or “LIBO rate”) or an alternate base rate plus, in each case, an applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City; (b) the overnight federal funds rate plus 0.50%; and (c) the Eurodollar base rate plus 1.0%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The amended applicable margins for LIBO rate loans or alternate base rate loans are 1.75% and 0.75%, respectively. In addition, we are required to pay to Bank of America a commitment fee for unused commitments at a per annum rate of 0.40%.

The Credit Facility requires us to comply with certain financial covenants; including minimum consolidated Adjusted EBITDA, minimum leverage ratio, as determined by our debt divided by Adjusted EBITDA, and maximum capital expenditures. The credit agreement also contains certain customary negative covenants, representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt and judgment defaults. As of December 31, 2011 and 2010 there were no outstanding borrowings under the Credit Facility and we were in compliance with all applicable covenants.

The Credit Facility is secured by all assets of Cbeyond Communications, LLC (or “LLC”) and is guaranteed by Cbeyond, Inc. (the Parent). All assets of the consolidated entity reside with the LLC entity. In addition, Cbeyond, Inc. has no operations other than those conducted by LLC. Accordingly, all income and cash flows

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from operations are generated by and belong to LLC and all assets appearing on the consolidated financial statements secure the Credit Facility. In addition, the credit agreement contains certain restrictive covenants that effectively prohibit us from paying cash dividends.

As of December 31, 2010, $1,295 of the Credit Facility was utilized for letters of credit, and we had $38,705 in remaining availability.

10. Income Taxes

In 2011, we generated net operating loss carryforwards, which will offset future taxable income. Current income taxes recognized relate primarily to income taxes in states with gross receipts based taxes, which are due regardless of profit levels. In 2010 and 2009, we utilized net operating loss carryforwards to offset the majority of our taxable income. Current income taxes recognized in 2010 and 2009 related primarily to Alternative Minimum Tax (or “AMT”) or to states that either do not have net operating loss carryforwards or that have taxing jurisdictions that do not consider net operating losses.

The current and deferred income tax provision (benefit) for the years ended December 31, 2011, 2010 and 2009 are as follows.

	2011	2010	2009
Current
Federal	$—	$66	$69
State	761	834	588

Total current	761	900	657

Deferred
Federal	904	377	(1,412)
State	(126)	(351)	(741)
Change in valuation allowance	3,637	(612)	(578)

Total deferred	4,415	(586)	(2,731)

Income tax provision (benefit)	$5,176	$314	$(2,074)

Due to our taxable loss in 2011, no current provision for federal income taxes was recognized. The current provision for federal income taxes during the years ended December 31, 2010 and 2009 consisted of AMT because we could only offset 90% of AMT taxable income with AMT net operating losses in those years. AMT payments result in a credit that will be used to offset regular income taxes due in future periods, when and if we pay regular income tax. We also recorded current state tax expense in 2011, 2010 and 2009 primarily as a result of the Texas Margin Tax that totaled $660, $673 and $694 in 2011, 2010 and 2009, respectively. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the twelve months ended December 31, 2011, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $1,883 relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the entire charge going to income tax expense as the Company’s accumulated additional-paid-in-capital pool was reduced to zero in 2010. In addition, a portion of our valuation allowance against other deferred tax assets was no longer required and was reduced as an income tax benefit. The following table summarizes the significant differences between the U.S. federal statutory tax rate (35%) and our effective tax rate for financial statement purposes for the years ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Federal income tax provision at statutory rate	$(983)	$(469)	$(1,503)
State income taxes, net of federal benefit	394	380	236
Nondeductible expenses	265	279	150
Nondeductible share-based compensation costs	1,883	808	—
Other	(20)	(3)	(173)
State tax credits generated in prior year, net of federal tax benefit	—	(69)	(206)
Change in valuation allowance	3,637	(612)	(578)

Income tax provision (benefit)	$5,176	$314	$(2,074)

The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases give rise to deferred tax assets and liabilities. As of December 31, 2011 and 2010, the deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets:
Net operating loss (federal and state)	$34,493	$33,745
Deferred rent	3,554	4,135
Allowance for doubtful accounts	993	896
Accrued telecommunication liabilities	452	620
Accrued liabilities	1,791	1,820
Share-based compensation expense	12,013	12,118
Other	3,846	3,177

Gross deferred tax assets	57,142	56,511

Deferred tax liabilities:
Property and equipment	13,940	12,810
Intangible assets	481	720
Goodwill	371	—
Other	798	763

Gross deferred tax liabilities	15,590	14,293

Net deferred tax assets	41,552	42,218
Valuation allowance	(36,848)	(33,212)

Net deferred tax assets	4,704	9,006

Less non-current net deferred tax assets	(4,254)	(8,068)

Current net deferred tax assets	$450	$938

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2011, we have federal net operating loss carryforwards of approximately $120,962 and state net operating loss carryforwards of $106,015, which begin expiring in 2021. The federal net operating loss carryforward consists of net operating losses unrelated to share-based compensation of $84,191 (with a corresponding deferred tax asset of $29,467) and net operating losses related to share-based compensation of $36,771. We follow the “with and without approach”, including indirect effects, which considers the impact of share-based compensation deductions last when computing the tax benefits of share-based compensation. Under this approach, any regular income tax benefit derived from net operating losses related to share-based compensation is reflected as additional paid-in-capital at the time such benefit is realized.

Our net deferred tax assets, before valuation allowance, totaled approximately $41,552 and $42,218 at December 31, 2011 and 2010, respectively, and primarily relate to net operating loss carryforwards. We maintain a valuation allowance, which reduces our deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2011, our valuation allowance was $36,848. In evaluating our ability to realize our deferred income tax assets we consider all available positive and negative evidence, including our historical operating results, ongoing tax planning and forecasts of future taxable income. Our evaluation led us to increase our valuation allowance by $4,200 in the fourth quarter of 2011, resulting in additional income tax expense and a decrease in basic and diluted earnings per share of $0.14. In order to realize the benefits of the deferred tax assets recognized at December 31, 2011, we will need to generate approximately $13,335 of taxable income in the foreseeable future, which, based on current projected performance, management expects to be able to achieve. If future results are less favorable than our projections or if the projected benefits of our investments fall short of our expectations, we may have to increase our allowance against our net deferred tax asset with a corresponding increase to income tax expense. If we generate taxable income in excess of projections, the result would be a reduction of the allowance against our net deferred tax asset and a corresponding benefit to income tax expense.

We continually evaluate whether we have any limitations on our ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership and periodically engage third party experts to perform a formal study. The most recent formal study was updated through late 2011 with the conclusion that there were ownership changes sufficient to cause an annual limitation on the use of net operating losses. However, the limitation significantly exceeds our projected annual taxable income projections, so we believe the current limitation will have no effect on the ultimate realization of the available net operating losses. However, utilization of these net operating loss carryforwards may be limited in future years if significant ownership changes were to occur subsequent to our most recent study.

The tax years 2008 to 2011, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2001 to 2007 may also be subject to examination.

11. Employee Benefit Plan

401(k) Plan

We have a 401(k) Defined Contribution Retirement Plan (or “Plan”) for the benefit of eligible employees and their beneficiaries. All regular employees are eligible to participate in the Plan on the first day of the month following 90 days of employment. The Plan provides for an employee deferral up to the dollar limit that is set by the Internal Revenue Service.

We have a commitment to contribute shares to the Plan at the end of each plan year which equates to a matching contribution value as a percentage of eligible employee compensation. We match 100% of the first 1% of eligible compensation contributed by plan participants, and up to 50% of the next 5% of eligible compensation

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contributed. We fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the Plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The Plan does not limit the number of shares that can be issued to settle the matching contribution.We made a matching contribution of 322 shares of Company stock in January 2012 relating to the Plan year ended December 31, 2011.

We also made contributions of 153, 83, and 165 shares of Company stock in February 2011 (for the Plan year ended December 31, 2010), January 2010 (for the Plan year ended December 31, 2009) and July 2009 (for the Plan year ended June 30, 2009), respectively.

During the years ended December 31, 2011, 2010 and 2009, we recognized $2,556, $2,238 and $2,460, respectively, of share-based compensation expense relating to our matching contributions under the Plan.

Deferred Compensation Plan

We maintain a self-directed, non-qualified, unfunded deferred compensation plan that provides supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws for certain executives and other highly compensated employees. Under the plan, participants may elect to defer receipt of a portion of their annual compensation. Amounts deferred under the plan are invested at the participants’ discretion in various investment choices.

Our deferred compensation obligation for the plan is included on our consolidated balance sheets in other non-current liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation liability resulting from changes in the investment values are recorded in our consolidated statements of operations. Deferred compensation plan assets are included in other non-current assets on our consolidated balance sheets. As of December 31, 2011 and 2010, deferred compensation plan assets totaled $1,089 and $901, and plan liabilities were $1,207 and $949, respectively.

12. Share-Based Compensation Plans

We maintain share-based compensation plans that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Share-based awards generally vest at a rate of 25% per year over four years or at the attainment of certain performance targets as of the determination date, although the Board of Directors may approve a different vesting period. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of December 31, 2011, we had 1,023 share-based awards available for future grant. Compensation expense related to share-based awards for the years ended December 31, 2011, 2010 and 2009 totaled $14,149, $15,591 and $15,954, respectively.

Beginning in 2011, 50% of the share based awards granted to our Chief Executive Officer vest on attaining certain financial performance metrics. During 2011, the performance metrics were met and 97% of the shares awarded will vest over a three year period.

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Options are granted at exercise prices determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date.

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were used to estimate the grant date fair value of options during the years ended December 31, 2011, 2010 and 2009:

	Years ended December 31,
	2011	2010	2009
Grant date fair value	$6.02	$7.05	$7.82
Assumptions:
Expected dividend yield	0.0%	0.0%	0.0%
Expected volatility	53.2%	56.3%	58.1%
Risk-free interest rate	2.7%	2.4%	1.9%
Expected multiple of share price to exercise price upon exercise	2.0	2.2	2.3
Post vest cancellation rate	1.3%	2.7%	5.7%

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

The following table summarizes our option activity and weighted average exercise price during the years ended December 31, 2011, 2010 and 2009 (shares in thousands):

	2011		2010		2009
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	3,705	$14.76	3,894	$14.82	4,212	$14.55
Granted	219	11.86	233	13.24	87	14.37
Exercised (A)	(35)	9.09	(233)	8.99	(228)	5.43
Forfeited or cancelled	(272)	20.56	(188)	21.49	(177)	20.21
Expired	(1)	13.43	(1)	13.43	—	—

Outstanding at end of year	3,616	14.20	3,705	14.76	3,894	14.82

Vested and expected to vest at end of year (B)	3,586	$14.19	3,663	$14.70	3,842	$14.77

(A)	The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $167, $1,372, and $3,090, respectively.
(B)	As of December 31, 2011, the aggregate intrinsic value of options vested and expected to vest was $3,082.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our options outstanding and exercisable as of December 31, 2011 (shares in thousands):

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Outstanding (A)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$3.88	734	1.24	$3.88	734	1.24	$3.88
6.00 to 14.00	1,656	4.95	11.81	1,290	3.87	11.66
15.00 to 19.00	277	6.65	16.26	207	6.45	16.37
19.01 to 22.00	475	5.77	19.80	383	5.67	19.84
$29.00 to 34.00	381	5.17	29.95	381	5.17	29.95
Over $36.00	93	5.67	38.80	93	5.67	38.80

	3,616	4.48	$14.20	3,088	3.86	$14.22

(A)	As of December 31, 2011, the aggregate intrinsic value of options exercisable was $3,032.

As of December 31, 2011, unrecognized share-based compensation expense related to unvested stock option awards totals approximately $2,184 and is expected to be recognized over a weighted-average period of 2.01 years.

Restricted Shares

During the years ended December 31, 2011, 2010 and 2009, we granted 565, 894 and 589 restricted shares, respectively. On February 12, 2010, we cancelled 190 restricted shares whose vesting depended upon meeting certain minimum annual Total Adjusted EBITDA levels by 2010 and 2012 as we determined that achieving the performance criteria necessary for these awards to vest was not probable. On February 25, 2010, the affected executives were granted 160 shares of restricted stock that vest in 50% increments in February 2011 and 2012. The shares were issued at a total grant-date fair value of $2,032. We recognized $1,007 and $811 of share-based compensation expense from these awards during the years ended December 31, 2011 and December 31, 2010, respectively.

The following table summarizes our restricted share award activity during the years ended December 31, 2011, 2010 and 2009 (shares in thousands):

	2011		2010		2009
	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value	Shares	Weighted Average Grant- Date Fair Value
Outstanding at beginning of year	1,313	$15.53	1,126	$18.76	844	$21.78
Granted	565	13.13	894	13.33	589	15.79
Vested (A)	(564)	16.06	(388)	19.28	(200)	22.79
Cancelled	—	—	(190)	17.09	—	—
Forfeited	(128)	14.10	(129)	14.84	(107)	18.69

Outstanding at end of year	1,186	$14.03	1,313	$15.53	1,126	$18.76

(A)	The fair value of restricted shares that vested during the years ended December 31, 2011, 2010 and 2009 was $6,766, $5,133, and $3,021 respectively.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2011, unrecognized shared-based compensation expense related to unvested restricted share awards outstanding totals approximately $9,945 and is expected to be recognized over a weighted-average period of 1.95 years.

During the first quarter of 2011, management approved a mandatory share-based compensation plan for our management team that provides for the settlement of a portion of performance-based compensation under our corporate bonus plan with shares of common stock, governed under our 2005 Equity Incentive Award Plan. The portion of performance-based compensation settled in equity is 20% of the annual bonus payout for each respective member of management based on the 2011 annual corporate bonus performance criteria that are established by management and approved by the Board of Directors. We issued 98 shares of common stock under our 2011 corporate bonus plan. The number of shares granted was based on the closing share price of our stock on the date we paid the cash payout of the corporate bonus plan, which was January 31, 2012. The shares earned by the participants in this plan vest at various points in 2012. During the twelve months ended December 31, 2011, we recognized $695 of share-based compensation expense under our 2011 corporate bonus plan.

13. Commitments

We have entered into various non-cancelable operating leases, with expirations through September 2020, for office space used in our operations. We also lease customer circuits from incumbent local exchange carriers (or “ILECs”) under minimum agreements for volume and term commitments in order to obtain more favorable pricing on a per circuit basis. Future minimum obligations under these arrangements as of December 31, 2011 are as follows:

	Operating Leases	Circuit Commitments	Anticipated Credit Facility Payments
2012	$10,766	$5,340	$300
2013	10,101	4,032	300
2014	9,543	1,933	300
2015	8,091	—	300
2016	4,395	—	300
Thereafter	3,998	—	43

Total	$46,894	$11,305	$1,543

Total rent expense for the years ended December 31, 2011, 2010 and 2009 was $9,481, $8,374 and $8,029, respectively. Certain real estate leases have fixed escalation clauses, holidays, and leasehold improvement allowances. Such leasehold improvement allowances were $87, $870 and $1,476 during the years ended December 31, 2011, 2010 and 2009, respectively. These allowances are capitalized as leasehold improvements, which are depreciated over the shorter of their useful lives or the lease term. The benefits of the allowances and the minimum lease payments under such operating leases are recorded on a straight-line basis over the life of the lease. Our lease agreements also generally have lease renewal options that are at our discretion and range in terms. Other non-current liabilities primarily consist of the non-current portion of our deferred rent liability, and are $8,858 and $10,434 as of December 31, 2011 and 2010, respectively.

Our anticipated credit facility payments primarily represent commitment fees related to our Credit Facility (see Note 9 to the consolidated financial statements). At December 31, 2011, we had outstanding letters of credit of $1,345. These letters of credit expire at various times through May 2016 and collateralize certain of our obligations to third party vendors.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Segment Information

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

We aggregate geographic markets with similar long-term economic characteristics for segment disclosure purposes. This aggregation is consistent with the direction toward which we are increasingly moving and managing the business. Specifically, we recognize that the highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Comparatively, our established markets generally require less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. As the number of established markets has grown, our chief operating decision maker ( or “CODM”) now spends the majority of his time monitoring the individual performance levels of newer markets and the effectiveness of our corporate operations rather than focusing on individual established markets. As such, we have aggregated these mature markets as one reportable segment entitled “Core Managed Services Established Markets.”

The markets subject to aggregation are those that we consider established because they have successfully passed through the critical start-up phase and, for the reasons mentioned previously, achieved certain operating performance levels. All other markets, our corporate operations and cloud services will continue to be presented as separate segments. Our segment disclosure will continue to include individual market data for each geographic market in addition to aggregate data for the established markets as a group. Currently, a market is considered established upon achieving positive Adjusted EBITDA for at least four consecutive fiscal quarters and otherwise sharing similar long-term economic characteristics as the other established markets. As of June 30, 2010, September 30, 2010, September 30, 2011 and December 31, 2011, the San Francisco, Detroit, Miami and Minneapolis markets, respectively, have been re-categorized to the Core Managed Services Established Market grouping due to their achievement of four consecutive fiscal quarters of positive Adjusted EBITDA and otherwise sharing long-term economic characteristics of the other established markets. We have updated our segment tables below to retroactively present Detroit, San Francisco, Miami and Minneapolis as established markets in the prior periods.

At December 31, 2011, our reportable segments were Core Managed Services Established Markets; the individual Core Managed Services Emerging Markets including the Greater Washington DC Area and Seattle and Boston; and the Cloud Services segment. In the fourth quarter of 2010 after making our acquisitions, we established the Cloud Services segment. We consider the Cloud Services segment as a reportable segment because the CODM is managing the Cloud Services segment separately in terms of resource allocation and financial performance.

The operating results and capital expenditures from our market-based segments reflect the costs of a pre-launch phase in each market in which the local network is installed and initial staffing is hired, followed by a startup phase, beginning with the launch of service operations, when customer installations begin. Sales efforts, service offerings and the prices charged to customers for services are generally consistent across operating segments. Operating expenses include costs of revenue and selling, general and administrative costs incurred directly in each market. Although network design and market operations are generally consistent across all

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating segments, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

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

EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gain or loss on asset dispositions and non-operating income or expense. On a less frequent basis, Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan. Adjusted EBITDA is presented because this financial measure, in combination with revenue and operating expenses, is an integral part of the internal reporting system used by our CODM to assess and evaluate the performance of the business and our operating segments, both on a consolidated and on an individual basis.

The tables below present information about our operating segments:

	Year Ended December 31
	2011	2010	2009
Revenues
Core Managed Services Established Markets	$452,222	$441,115	$412,071
Core Managed Services Emerging Markets:
Greater Washington DC Area	9,260	6,291	1,603
Seattle (3)	8,436	2,691	97
Boston (4)	1,245	84	—

Core Managed Services total emerging markets	18,941	9,066	1,700
Total Core Managed Services	471,163	450,181	413,771
Cloud Services	14,613	1,791	—
Intersegment elimination	(354)	(7)	—

Total revenues	$485,422	$451,965	$413,771

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
	2011	2010	2009
Adjusted EBITDA
Core Managed Services Established Markets (1)	$191,697	$187,318	$162,863
Core Managed Services Emerging Markets:
Greater Washington DC Area	(1,301)	(4,035)	(5,347)
Seattle (3)	(2,704)	(5,196)	(1,629)
Boston (4)	(3,716)	(2,739)	(1)

Core Managed Services total emerging markets	(7,721)	(11,970)	(6,977)
Total Core Managed Services	183,976	175,348	155,886
Cloud Services	2,214	569	—
Corporate	(106,027)	(102,982)	(92,760)

Total Adjusted EBITDA (2)	$80,163	$72,935	$63,126

Operating income (loss)
Core Managed Services Established Markets (1)	$161,783	$159,129	$134,776
Core Managed Services Emerging Markets:
Greater Washington DC Area	(2,959)	(5,480)	(6,423)
Seattle (3)	(4,058)	(6,085)	(1,820)
Boston (4)	(4,332)	(2,926)	(2)

Core Managed Services total emerging markets	(11,349)	(14,491)	(8,245)
Total Core Managed Services	150,434	144,638	126,531
Cloud Services	(1,427)	(158)	—
Corporate	(152,526)	(147,408)	(131,199)

Total operating (loss) income (2)	$(3,519)	$(2,928)	$(4,668)

Depreciation and amortization expense
Core Managed Services Established Markets	$28,879	$27,223	$26,984
Core Managed Services Emerging Markets:
Greater Washington DC Area	1,625	1,405	1,023
Seattle (3)	1,296	852	172
Boston (4)	590	175	1

Core Managed Services total emerging markets	3,511	2,432	1,196
Total Core Managed Services	32,390	29,655	28,180
Cloud Services	3,413	503	—
Corporate	34,092	29,146	23,660

Total depreciation and amortization expense	$69,895	$59,304	$51,840

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31
	2011	2010	2009
Capital expenditures
Core Managed Services Established Markets	$34,887	$24,446	$26,722
Core Managed Services Emerging Markets:
Greater Washington DC Area	1,013	923	1,253
Seattle (3)	1,300	1,632	3,003
Boston (4)	327	2,099	309

Core Managed Services total emerging markets	2,640	4,654	4,565
Total Core Managed Services	37,527	29,100	31,287
Cloud Services	4,818	413	—
Corporate	35,346	33,319	30,839

Total capital expenditures	$77,691	$62,832	$62,126

Reconciliation of Adjusted EBITDA to Net loss:
Total Adjusted EBITDA for operating segments	$80,163	$72,935	$63,126
Depreciation and amortization	(69,895)	(59,304)	(51,840)
Non-cash share-based compensation	(14,149)	(15,591)	(15,954)
MaximumASP purchase accounting adjustments (5)	516	(213)	—
Transaction costs	(154)	(755)	—
Interest income	—	2	28
Interest expense	(500)	(281)	(152)
Other income, net	1,211	1,867	498
Income tax (expense) benefit	(5,176)	(314)	2,074

Net loss	$(7,984)	$(1,654)	$(2,220)

(1)	During 2011 and 2010, we recognized a benefit of approximately $420 and $724, respectively to cost of revenue for telecommunication cost recoveries (see Triennial Review Remand Order discussion in note 15 to the consolidated financial statements).
(2)	During 2009, we settled an outstanding cost of revenue obligation relating to previous periods for approximately $832 less than the recorded liability resulting in a benefit to cost of revenue across several markets.
(3)	We launched service to customers in the Seattle market in the fourth quarter of 2009.
(4)	We launched service to customers in the Boston market in the third quarter of 2010.
(5)	These adjustments include the effect of adjusting acquired deferred revenue and the contingent consideration to fair value. These adjustments affect period-to-period financial performance comparability in periods subsequent to the acquisition and are not indicative of changes in underlying results of operations. We may have similar adjustments in future periods if we have any new acquisitions.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Contingencies

Triennial Review Remand Order

In February 2005, the Federal Communications Commission (or “FCC”) issued its Triennial Review Remand Order (or “TRRO”) and adopted new rules, effective March 11, 2005, governing the obligations of ILECs to afford access to certain of their network elements, if at all, and the cost of such facilities. The TRRO reduced the ILECs’ obligations to provide high-capacity loops within, and dedicated transport facilities between, certain ILEC wire centers that were deemed to be or become sufficiently competitive, based upon various factors such as the number of fiber-based collocators and/or the number of business access lines within a wire center. In addition, certain caps were imposed regarding the number of unbundled network element (or “UNE”) facilities that the ILECs are required to make available on a single route or into a single building. Where the wire center conditions or the caps were exceeded, the TRRO eliminated the ILECs’ obligations to provide these high-capacity circuits to competitors at the discounted rates historically received under the federal 1996 Telecommunications Act. If, in the future, the conditions or caps are exceeded in additional locations, ILEC UNE obligations could be further reduced.

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

Beginning on March 11, 2005, we began estimating and accruing the difference between the new pricing resulting from the TRRO and the pricing being invoiced by ILECs. We continue to accrue certain amounts relating to the implementation of the TRRO due to billing rates that continue to reflect pre-TRRO pricing. As of December 31, 2011 and December 31, 2010, respectively, our accrual totaled $1,187 and $1,629. These estimates of remaining TRRO obligations are for all markets and, where alternate pricing or settlement agreements have not been reached, are based on special access rates available under volume and/or term pricing plans. We believe volume and/or term pricing plans are the most probable pricing regime to which we are subject based on our experience and our intent to enter into volume and/or term commitments where more attractively priced alternatives do not exist.

A portion of these accrued expenses have never been invoiced by the ILECs and are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation. These amounts are generally reversed as telecommunication cost recoveries once they pass the applicable back billing period, or once a settlement agreement is reached with the relevant ILEC that may relieve a previously recognized liability.

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

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dissolution of Captive Leasing Subsidiaries

Effective December 31, 2006, we dissolved and collapsed our captive leasing subsidiaries. These subsidiaries historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these subsidiaries. In connection with the dissolution, a final accounting of all activity under the leasing subsidiaries was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing subsidiaries that existed at the time of collapse, are included in Other Accrued Liabilities. Over time, we have adjusted the liabilities related to captive leasing subsidiaries for any statutory periods that have expired. For the year ended December 31, 2011, we removed the remainder of these liabilities since all statutory periods expired as of March 31, 2011, resulting in a benefit of $1,204 to Other income, net, compared to a benefit of $1,867 for the year ended December 31, 2010.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of December 31, 2011, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

CBEYOND, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of the date of this filing, we are involved in the preliminary stage of a lawsuit with Klausner Technologies (“Klausner”) that Klausner filed in the United States District Court for the Eastern District of Texas. Klausner sued us and a number of other technology companies on October 27, 2011, alleging that our service violates various patents they have for a technology known as visual voicemail. The term “visual voicemail” describes the ability to select voicemail messages for retrieval in any order, and it is not clear that we utilize any services to which the patents would apply. Although the patents expire in March of next year, the suit seeks past damages. Klausner has previously sued other parties in matters that were settled prior to trial. In addition, Klausner’s proposed licensing agreement does not provide us with a methodology to calculate an estimated range of potential liability because it is not yet clear what Cbeyond services, if any, would allegedly violate the asserted patents. As a result, we are currently unable to estimate any possible range of loss which may arise from the lawsuit.

16. Selected Quarterly Financial Data (unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Revenue	$118,978	$120,594	$122,529	$123,321
Gross profit (exclusive of depreciation and amortization)	79,382	80,386	82,072	82,276
Depreciation and amortization expense	16,462	17,496	16,842	19,095
Operating (loss) income	(1,533)	(1,500)	(514)	28
(Loss) income before income taxes	(423)	(1,627)	(650)	(108)
Net (loss) income	(141)	(1,676)	(1,141)	(5,026)
Net income (loss) per common share—basic	—	(0.06)	(0.04)	(0.17)
Net income (loss) per common share—diluted	—	(0.06)	(0.04)	(0.17)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Revenue	$110,515	$111,753	$113,456	$116,241
Gross profit (exclusive of depreciation and amortization)	74,126	76,450	77,163	77,719
Depreciation and amortization expense	14,282	14,331	14,506	16,185
Operating income (loss)	572	148	(771)	(2,877)
Income (loss) before income taxes	2,064	202	(751)	(2,855)
Net income (loss)	1,039	(98)	(608)	(1,987)
Net income (loss) per common share—basic	0.04	—	(0.02)	(0.07)
Net income (loss) per common share—diluted	0.03	—	(0.02)	(0.07)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report On Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the “Internal Control”—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting, which appears in Item 8 of this report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 will be contained in our definitive proxy statement issued in connection with the 2012 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2011 and is incorporated herein by reference.

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

The information required by this Item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Participation” issued in connection with the 2012 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be contained in our definitive proxy statement under the caption “Security Ownership of Certain Beneficial Owners” issued in connection with the 2012 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2012 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2011 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2012 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2011 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements.

The response to this item is included in Item 8.

      (2) Financial Statement Schedule.

All schedules are omitted because they are not required or the required information is shown in the consolidated financial statements or notes thereto.

      (3) Exhibits

See the response to Item 15(b) below.

(b) Exhibits.

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K:

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibit
2.1(a)	Asset Purchase Agreement, dated November 3, 2010, by and among the Company, Cbeyond Communications, LLC, MaximumASP, LLC, MaximumColo, LLC and Maximum Holdings, LLC, and Silas Boyle and Wade Lewis, each in his individual capacity.

3.1(b)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.

3.2(c)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.

10.1(c)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.

10.2(c)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.3(c)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.

10.4(c)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.

10.5(c)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.

10.6(c)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.

10.7(c)	Form of Amended and Restated At-Will Employment Agreement.

10.8(d)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.9(e)	First Amendment to Credit Agreement, dated as of July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.10(f)	Form of Indemnity Agreement by and between Cbeyond and each of the executive officers.

10.11(g)	Form of At-Will Employment Agreement by and between Cbeyond and James Geiger.

10.12(g)	Form of At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate.

Exhibit No.		Description of Exhibit

10.13	(g)	Form of At-Will Employment Agreement by and between Cbeyond and each of Robert Morrice, Brooks Robinson, Chris Gatch, Joseph Oesterling and Richard Batelaan.

10.14	(h)	Waiver and Second Amendment to Credit Agreement, dated as of February 24, 2009, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.15	(i)	Cbeyond Inc.’s 2005 Equity Incentive Award Plan, as amended and restated on June 12, 2009.

10.16	(i)	Cbeyond Inc.’s Senior Executive Bonus Plan, as adopted on June 12, 2009.

10.17	(j)	Third Amendment to Credit Agreement, dated as of March 3, 2010, by and among Cbeyond Communications, LLC, Bank of America and the other parties thereto.

10.18	(k)	Fourth Amendment to Credit Agreement, dated as of February 22, 2011, by and among Cbeyond Communications, LLC, Bank of America and other parties thereto.

10.19	(l)	Fifth Amendment to Credit Agreement, dated as of May 4, 2011 by Cbeyond Communications, LLC, Bank of America and the other parties thereto.

14.1(m)		Cbeyond Inc.’s Code of Ethics

21.1		Subsidiaries of Cbeyond, Inc. (filed herewith)

23.1		Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).

31.1		Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2		Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1		Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.2		Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

(a)	Incorporated by reference to Form 8-K dated November 3, 2010 filed on November 3, 2010 (File No. 000-51588).
(b)	Incorporated by reference to Registration Statement on Form S-1 filed on September 19, 2006 (File No. 333-137445), as amended by Amendment No. 1 filed on September 25, 2006.
(c)	Incorporated by reference to Registration Statement on Form S-1 filed on May 16, 2005 (File No. 333-124971), as amended by Amendment No. 1 filed on June 30, 2005, by Amendment No. 2 filed on July 27, 2005, by Amendment No. 3 filed on August 24, 2005, by Amendment No. 4 filed on September 20, 2005, by Amendment No. 5 filed on October 3, 2005, by Amendment No. 6 filed on October 5, 2005, by Amendment No. 7 filed on October 7, 2005 and by Amendment No. 8 filed on October 27, 2005.
(d)	Incorporated by reference to Form 8-K dated February 14, 2006 filed on February 14, 2006 (File No. 000-51588).
(e)	Incorporated by reference to Form 10-Q for second quarter 2007, filed on August 7, 2007 (File No. 000-51588).

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

(j) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010 (File No. 000-51588).

(k) Incorporated by reference to Form 8-K dated February 22, 2011 filed on February 28, 2011 (File No. 000-51588).

(l) Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2011 filed on May 5, 2011 (File No. 000-51588).

(m) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005 filed on March 31, 2006 (File No. 000-51588).

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

Signature	Title	Date

/S/ JAMES F. GEIGER James F. Geiger	Chairman, President and Chief Executive Officer	March 7, 2012

/S/ J. ROBERT FUGATE J. Robert Fugate	Executive Vice President and Chief Financial Officer	March 7, 2012

/S/ HENRY C. LYON Henry C. Lyon	Senior Vice President and Chief Accounting Officer	March 7, 2012

/S/ DOUGLAS C. GRISSOM Douglas C. Grissom	Director	March 7, 2012

/S/ D. SCOTT LUTTRELL D. Scott Luttrell	Director	March 7, 2012

/S/ MARTIN MUCCI Martin Mucci	Director	March 7, 2012

/S/ KEVIN COSTELLO Kevin Costello	Director	March 7, 2012

/S/ DAVID A. ROGAN David A. Rogan	Director	March 7, 2012

/S/ LARRY THOMPSON Larry Thompson	Director	March 7, 2012

/S/ BONNIE P. WURZBACHER Bonnie P. Wurzbacher	Director	March 7, 2012