Form 10-Q
period 2012-03-31
CBEYOND, INC.
filed 2012-05-03
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on April 27, 2012
Common Stock, $0.01 par value	30,464,120

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; the risk that the anticipated benefits, growth prospects and synergies expected from our acquisitions may not be fully realized or may take longer to realize than expected; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for the acquired products and technologies; delays, disruptions, costs and challenges associated with integrating acquired companies into our existing business, including changing relationships with customers, employees or suppliers; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; our ability to retain and motivate key employees from the acquired companies; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; our ability to implement and execute successfully our new strategic focus; our ability to expand fiber availability; the extent to which small and medium sized businesses continue to spend on cloud, network and security services; our ability to recruit, maintain and grow a sales force focused exclusively on our technology-dependent customers; our ability to integrate new products into our existing infrastructure; the effects of realignment activities; the extent to which our customer mix becomes more technology-dependent; our ability to achieve future cost savings related to our capital expenditures and investment in Ethernet technology; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2011 and any updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K and this report in the sections titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$4,192	$8,521
Accounts receivable, gross	26,467	27,479
Less: Allowance for doubtful accounts	(2,442)	(2,608)

Accounts receivable, net	24,025	24,871
Prepaid expenses	9,373	7,447
Inventory, net	956	1,772
Restricted cash	—	1,295
Deferred tax asset, net	519	450
Other assets	1,326	562

Total current assets	40,391	44,918
Property and equipment, gross	500,946	486,273
Less: Accumulated depreciation and amortization	(341,797)	(325,803)

Property and equipment, net	159,149	160,470
Goodwill	19,814	19,814
Intangible assets, gross	9,609	9,609
Less: Accumulated amortization	(1,830)	(1,507)

Intangible assets, net	7,779	8,102
Non-current deferred tax asset, net	4,624	4,254
Other non-current assets	3,469	3,514

Total assets	$235,226	$241,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,317	$14,467
Accrued telecommunications costs	15,087	16,548
Deferred customer revenue	11,559	11,360
Other accrued liabilities	17,004	20,925
Short-term borrowings	4,000	—
Contingent consideration	—	4,927

Total current liabilities	60,967	68,227
Non-current fiber obligation	2,400	—
Other non-current liabilities	8,748	8,858

Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,261 and 28,913 shares issued and outstanding, respectively	293	289
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	313,687	311,370
Accumulated deficit	(150,869)	(147,672)

Total stockholders’ equity	163,111	163,987

Total liabilities and stockholders’ equity	$235,226	$241,072

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenue:
Customer revenue	$121,920	$117,476
Terminating access revenue	1,923	1,502

Total revenue	123,843	118,978

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $10,386 and $9,196, respectively, shown separately below)	40,484	39,596
Selling, general and administrative (exclusive of depreciation and amortization of $8,490 and $7,266, respectively, shown separately below)	65,808	64,453
Depreciation and amortization	18,876	16,462

Total operating expenses	125,168	120,511

Operating loss	(1,325)	(1,533)
Other (expense) income:
Interest expense	(127)	(100)
Other income, net	—	1,210

Loss before income taxes	(1,452)	(423)
Income tax benefit	258	282

Net loss	$(1,194)	$(141)

Net loss per common share:
Basic	$(0.04)	$—

Diluted	$(0.04)	$—

Weighted average common shares outstanding:
Basic	29,066	29,797
Diluted	29,066	29,797

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Par Value
Balance at December 31, 2011	28,913	$289	$311,370	$(147,672)	$163,987
Exercise of stock options	2	—	6	—	6
Issuance of employee benefit plan stock	313	3	46	—	49
Issuance of employee bonus plan stock	89	1	694	—	695
Share-based compensation from options to employees	—	—	585	—	585
Share-based compensation from restricted shares to employees	—	—	2,155	—	2,155
Vesting of restricted shares	341	3	(3)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(147)	(1)	(1,166)	—	(1,167)
Shares repurchased under our publicly announced share repurchase program	(250)	(2)	—	(2,003)	(2,005)
Net loss	—	—	—	(1,194)	(1,194)

Balance at March 31, 2012	29,261	$293	$313,687	$(150,869)	$163,111

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Operating Activities:
Net loss	$(1,194)	$(141)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,876	16,462
Deferred taxes	(439)	(164)
Provision for doubtful accounts	1,644	1,478
Other non-cash income, net	—	(1,210)
Non-cash share-based compensation	3,783	4,286
Change in acquistion-related contingent consideration	23	32
Changes in operating assets and liabilities:
Accounts receivable	(798)	(522)
Inventory	816	773
Prepaid expenses and other current assets	(2,690)	522
Other assets	60	2
Accounts payable	(1,150)	(911)
Other liabilities	(5,588)	(6,799)

Net cash provided by operating activities	13,343	13,808

Investing Activities:
Purchases of property and equipment	(14,836)	(20,778)
Additional acquisition consideration	(4,950)	(380)
Decrease (increase) in restricted cash	1,295	—

Net cash used in investing activities	(18,491)	(21,158)

Financing Activities:
Taxes paid on vested restricted shares	(1,167)	(1,546)
Proceeds from short-term borrowings	4,250	—
Repayment of short-term borrowings	(250)	—
Financing issuance costs	(15)	(340)
Proceeds from exercise of stock options	6	123
Repurchase of common stock	(2,005)	—

Net cash provided by (used in) financing activities	819	(1,763)

Net decrease in cash and cash equivalents	(4,329)	(9,113)
Cash and cash equivalents at beginning of period	8,521	26,373

Cash and cash equivalents at end of period	$4,192	$17,260

Supplemental disclosure:
Interest paid	$80	$63
Income taxes paid, net of refunds	$26	$2
Non-cash purchases of property and equipment	$2,400	$184

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share amounts)

(Unaudited)

Note 1. Description of Business, Basis of Presentation and Summary of Significant Accounting Policies

Cbeyond, Inc., a managed information technology (or “IT”) and communications service provider, incorporated on March 28, 2000 in Delaware. Our services include cloud applications such as Microsoft® Exchange, data center infrastructure as a service, cloud private branch exchange (or “PBX”) phone systems, Microsoft® SQL Server®; as well as networking and telecommunication services such as broadband Internet access, Multi-Protocol Label Switching (or “MPLS”), virtual private networking, mobile voice and data, information security, local and long distance voice services; and administration management and professional services to migrate and manage customer environments.

All of such services, other than cloud-based services purchased outside of an integrated package, are delivered over our secure all-Internet Protocol network via high capacity connections, which allows us to control quality of service much better than services delivered over the best-efforts public Internet. We utilize various types of high-speed connections where available and economically feasible, such as Ethernet-over-copper and Fiber Optic Metro Ethernet (collectively referred to as “Metro Ethernet”), allowing for rapid deployment of new products and services. Our network allows us to manage quality of service and achieve network reliability comparable to that of traditional communications networks.

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements and information have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications

We reclassified $107 from Transaction costs to Selling, general and administrative expense for the three months ended March 31, 2011. We reclassified these amounts to conform to our current year presentation.

Recently Adopted Accounting Standards

In May 2011, the Financial Accounting Standards Board (or “FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011, and is applied prospectively. The adoption of this amended guidance did not have any effect on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for reporting periods beginning after December 15, 2011 and is applied retrospectively. As we do not currently have components of other comprehensive income, the adoption of this guidance did not have any effect on our consolidated financial statements.

Note 2. Earnings per Share

Basic and Diluted Net Income (Loss)

We calculate basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Our diluted net income (loss) per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net loss per share. We were in a net loss position for the three months ended March 31, 2012 and 2011, resulting in no difference between basic net loss per share and diluted net loss per share.

The following table summarizes our basic and diluted net loss per share calculations (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,194)	$(141)

Basic weighted average common shares outstanding	29,066	29,797
Effect of dilutive securities	—	—

Diluted weighted average common shares outstanding	29,066	29,797

Basic net loss per common share	$(0.04)	$—
Diluted net loss per common share	$(0.04)	$—

Securities that were not included in the diluted net loss per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (see Note 6 to the Condensed Consolidated Financial Statements), are as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Anti-dilutive shares	5,005	5,105

Note 3. Acquisitions

On November 3, 2010, we acquired substantially all of the net assets of privately-held MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively known as “MaximumASP”). On October 29, 2010, we acquired 100% of the outstanding voting stock of privately-held Aretta Communications, Inc. (or “Aretta”).

The final acquisition-date fair value of the consideration transferred to the shareholders of MaximumASP totaled $33,400, which consisted of cash consideration of $28,791 (exclusive of $94 of cash acquired) and estimated contingent consideration of $4,609. During the second quarter of 2011, we amended the asset purchase agreement with MaximumASP to clarify certain terms of the agreement. The amendment revised the 2011 revenue achievement range of $10,800 to $11,400 to a range of $13,000 to $16,000, adding revenue components that were not considered in the original agreement. The amendment did not alter the total eligible contingent consideration of $5,400, nor did it alter the contingent consideration payment date. The effect of this amendment on our financial statements was not significant. Based on the revenue level that was actually achieved in 2011, we paid the shareholders of MaximumASP $4,150 in March 2012.

The final acquisition-date fair value of the consideration transferred to the sellers of Aretta totaled $4,027, which consisted of cash consideration of $2,465 (exclusive of $177 of cash acquired) and estimated contingent consideration of $1,562. During the second and fourth quarters of 2011, we made cash payments of $400 and $400, respectively, to the former shareholders of Aretta upon achievement of product development milestones. Based on the revenue level that was actually achieved in 2011, we paid the former shareholders of Aretta $800 in March 2012.

The following table summarizes changes to our total contingent consideration liability recorded from December 31, 2011 to March 31, 2012:

Contingent consideration liability
December 31, 2011	$4,927
Fair value adjustments	23
Contingent consideration paid	(4,950)

March 31, 2012	$—

Note 4. Debt

Credit Facility

We are party to a credit agreement with Bank of America, which provides for a $75,000 secured revolving line of credit (or “Credit Facility”) that is secured by all of the assets of the Company. As of March 31, 2012, we had $4,000 of outstanding borrowings, utilized $1,345 for letters of credit and $69,655 in remaining availability. The interest rate on our outstanding borrowings as of March 31, 2012 was 4.0%. Borrowings under the Credit Facility approximate fair value due to their variable interest rates.

Under the terms of the Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit our ability to incur additional indebtedness, make investments, sell or acquire assets and grant security interests in our assets. From 2012 through the maturity date of the Credit Facility, we are required to maintain minimum Total Adjusted EBITDA (on a rolling four quarter basis) of between $68,000 and $75,000 and are limited to maximum annual total capital expenditures of between $78,000 and $94,000. We must also maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. Other terms of the Credit Facility are further described in Note 10 to our Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011. As of the date of the filing, we are in compliance with all applicable covenants.

On March 31, 2012, we entered into the sixth amendment of the Credit Facility. The amendment increased the allowable capital lease amounts under the agreement from $10,000 to $30,000 in order to facilitate building out our fiber network. No significant modifications of terms, or changes to our available borrowing capacity were made under this amendment.

On May 2, 2012, we amended and restated our Credit Facility. The amendment expands the Credit Facility to provide a senior secured delayed draw term loan (or “Fiber Loan”) of $10,000. In general, funds available to us under the Fiber Loan may be drawn during an 18-month period and repayments are due in quarterly installments beginning in 2013 through the Fiber Loan maturity date of May 2, 2017. The amendment increases the allowable capital expenditures to between $85,000 and $94,000. No other significant changes to the terms and conditions of the Credit Facility were amended, including the applicable interest rates and covenants.

Fiber Commitments

These amendments to our Credit Facility were made in connection with our strategic initiative to focus on technology-dependent customers while delivering higher network bandwidth at a lower overall cost. In March 2012, we executed two agreements with Fiber Optic providers whereby we will acquire fiber network assets in multiple markets under 20-year capital leases, including an agreement for the indefeasible rights of use (or “IRU”) of certain fiber network assets. We took delivery of fiber assets and incurred minimum capital lease obligations of $2,400 upon execution of these agreements, which were recorded to Property and equipment and Non-current fiber obligation. Under these agreements, we also placed construction orders for additional fiber assets with future minimum lease payments of $24,100. These commitments are not recognized on the balance sheet as of March 31, 2011 because they are contingent upon securing building access agreements and completing construction. We estimate that approximately $20,000 of these assets will be delivered in 2012, with the balance delivered in 2013. Additional construction orders may be placed for additional fiber assets under these contracts in the future.

Commitments under one of our contracts include $18,500 expected to be satisfied through monthly payments over the first five years, and the other contract includes $8,000 expected to be through lump sum payments as delivery milestones are met. All lump sum payments will be directly funded by our Fiber Loan, which will be repaid by us over the term of the Fiber Loan. The obligation of $2,400 recorded as of March 31, 2012 was partially satisfied in May 2012 through a $2,000 lump sum payment utilizing our Fiber Loan. We have classified this obligation as a non-current liability given our demonstrated ability and intent to finance this obligation on a long-term basis.

As of March 31, 2012, our expected minimum lease payments, including those that are contingent upon securing building access agreements and completing construction, will be payable as follows based on the estimated delivery dates of the fiber assets:

Year ending December 31,	Leases to be funded by Fiber Loan	Other fiber leases
2012	$2,000	$1,600
2013	6,000	3,700
2014	—	3,700
2015	—	3,700
2016	—	3,700
Thereafter	—	2,100

Total	$8,000	$18,500

Note 5. Strategic Realignment

During the three months ended March 31, 2012, we began a strategic shift to directly focus more of our selling and service delivery efforts toward the customers within our target market of technology-dependent small and mid-sized businesses that have complex IT needs. We announced this strategy in early 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices.

This strategic realignment resulted in $2,322 of expense during the first quarter of 2012. This expense consisted of $953 for employee severances and ongoing medical benefits, $682 for accelerated depreciation on certain long-lived assets at offices which were consolidated, $628 for expected losses under non-cancelable office leases, and $59 for other costs directly attributable to the realignment. The $682 of accelerated depreciation is included in Depreciation and amortization with the remaining costs included in Selling, general and administrative expense for the three months ended March 31, 2012. All realignment costs are considered corporate activities within our segment disclosure.

For the three months ended March 31, 2012, the accrued liability associated with the strategic realignment consisted of the following:

	Employee costs (1)	Facility exit costs (2)	Other costs
Expense	$953	$628	$59
Payments	(733)	(7)	(59)

Accrued liability at March 31, 2012	$220	$621	$—

(1)	The remaining employee-related liability will be paid during the second quarter and approximates fair value due to the short discount period.
(2)	Includes costs for exiting leased offices located in Longmont, CO; Fort Worth, TX; and Boston, MA. These charges were measured using fair value measurements with unobservable inputs (level 3) and represent the fair value of expected losses reduced by estimated sublease rental income and direct costs to obtain a sublease. The timing and amount of estimated cash flows will continue to be evaluated each reporting period.

We expect to incur additional charges during the second quarter related to our strategic realignment, but do not anticipate such charges will be material to our financial statements.

Note 6. Share-Based Compensation Plans

We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Although the Board of Directors may approve a different vesting period, share-based awards generally vest at a rate of 25% per year over four years or at the attainment of certain performance targets as of the determination date. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of March 31, 2012, we had 916 share-based awards available for future grant. Compensation expense related to share-based awards for the three months ended March 31, 2012 and 2011 totaled $3,163 and $3,711, respectively.

Consistent with the prior year, 50% of the share-based awards granted to our Chief Executive Officer in 2012 are based on achieving financial performance metrics and beginning this year, 30% of the share-based awards granted in 2012 to certain other executive officers are based on these same metrics. The 2012 performance-based awards are earned based upon attaining a certain financial performance metric in 2012 with 25% of these awards contingent upon sustaining the metric in 2013. Under the terms of the awards granted to the Chief Executive Officer and these executive officers in 2012, 50% will vest in 2014 and 50% in 2015.

The following table summarizes changes in outstanding share-based awards from December 31, 2011 to March 31, 2012:

	Stock options	Restricted stock
Outstanding, December 31, 2011	3,616	1,186
Granted	236	413
Stock options exercised (A)	(2)	—
Restricted stock vested (B)	—	(430)
Forfeited or cancelled	(23)	(54)

Outstanding, March 31, 2012	3,827	1,115

Options exercisable, March 31, 2012	3,254

(A)	The total intrinsic value of options exercised during the three months ended March 31, 2012 was $7.
(B)	The fair value of restricted shares that vested during the three months ended March 31, 2012 was $3,443.

The following table summarizes the weighted average grant date fair values and the binomial option-pricing model assumptions that were used to estimate the grant date fair value of options granted during the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Grant date fair value	$3.83	$6.49
Expected dividend yield	0.0%	0.0%
Expected volatility	53.5%	53.2%
Risk-free interest rate	1.5%	2.9%
Expected multiple of share price to exercise price upon exercise	1.9	2.0
Post vest cancellation rate	2.9%	1.1%

As of March 31, 2012, we had $2,589 and $10,028 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which are expected to be recognized over a weighted average period of 2.8 and 2.4 years, respectively.

During the three months ended March 31, 2012, management approved a mandatory share-based compensation plan for employee participants that provides for the settlement of 20% of performance-based compensation under our 2012 corporate bonus plan with shares of common stock. The shares earned by the participants in this plan vest at various points in 2013. During the three months ended March 31, 2012, we recognized $438 of share-based compensation expense under our 2012 corporate bonus plan.

We have a commitment to contribute shares to the 401(k) Profit Sharing Plan (or “Plan”) at the end of each plan year which equates to a matching contribution value as a percentage of eligible employee compensation. We match 100% of the first 1% of eligible compensation contributed by plan participants, and up to 50% of the next 5% of eligible compensation contributed. We fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the Plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The Plan does not limit the number of shares that can be issued to settle the matching contribution. During the three months ended March 31, 2012 and 2011, respectively, we recognized $620 and $575 of share-based compensation expense related to the Plan. Based on the March 31, 2012 share price, 84 shares would be required to satisfy the $670 obligation as of March 31, 2012, assuming all participants were fully vested as of March 31, 2012.

Note 7. Income Taxes

The following table summarizes significant components of our income tax benefit for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Federal income tax benefit at statutory rate	$(508)	$(147)
State income tax expense, net of federal effect	82	(111)
Nondeductible expenses	69	(27)

Discrete events:
Write-off deferred tax assets for non-deductible share-based compensation	993	900
Change in valuation allowance	(881)	(900)
Other	(13)	3

Total	$(258)	$(282)

When a reliable estimate of the annual effective tax rate can be made, we recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and then apply this rate to the pre-tax income (loss) for the year-to-date period. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income due to our proximity to break-even results. Our income tax expense (benefit) includes state income tax expense that results from Texas gross receipts-based tax, which is due regardless of profit levels. This tax is not dependent upon levels of pre-tax income (loss) and has a significant influence on our effective tax rate. Accordingly, we recognized interim period tax benefit through March 31, 2012 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense, as well as reduces the impact that future income variances will have on the accuracy of this amount.

Our 2012 and 2011 income tax benefit includes the effects of certain transactions that are not recognized through the year-to-date effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the three months ended March 31, 2012 and 2011, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. During the three months ended March 31, 2012 and 2011 we wrote off deferred tax assets of $1,001 and $900, respectively, relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the 2012 charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. Additionally, a portion of our valuation allowance against the stock compensation deferred tax assets was no longer required and was reduced.

Our net deferred tax assets, after valuation allowance, totaled approximately $5,143 at March 31, 2012 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at March 31, 2012, we will need to generate approximately $13,600 in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Note 8. Other Liabilities

The following table summarizes significant components of other liabilities as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Accrued bonus	$2,992	$8,918
Accrued other compensation and benefits	4,667	1,962
Accrued other taxes	3,681	4,404
Accrued promotions	930	1,155
Deferred rent	2,200	1,991
Other accrued expenses	2,534	2,495

Other accrued liabilities	$17,004	$20,925

Non-current portion of deferred rent	$7,312	$7,348
Non-current other accrued expenses	1,436	1,510

Other non-current liabilities	$8,748	$8,858

Note 9. Segment Information

Our management monitors and analyzes financial results on a segment basis for reporting and management purposes. Specifically, our chief operating decision maker (or “CODM”) allocates resources to and evaluates the performance of our operating segments based on revenue and Adjusted EBITDA (defined below). In addition to segment results, our CODM uses Total Adjusted EBITDA to assess the operating performance of the overall business.

We consider Cloud Services a reportable segment since our CODM currently evaluates the financial performance of our Cloud Services segment separately from our Core Managed Services markets. In connection with our strategic shift to directly focus on technology-dependent customers, we have defined certain current technology-dependent customers as “Cbeyond 2.0” customers. Cbeyond 2.0 customers are those customers that we currently provide network access at speeds in excess of 10 Mbps; or certain cloud-based services, such as virtual server, dedicated server, or cloud PBX services; or MPLS. As the impact of these functional and strategic changes becomes more apparent in our operating results, our segment disclosures may become more oriented towards revenue based on customer type, product line, or both.

Sales efforts, service offerings and the prices charged to customers for services are generally consistent across Core Managed Services markets. Although network design and market operations are generally consistent, certain costs differ among the various geographical markets. These cost differences result from different numbers of network central office collocations, prices charged by the local telephone companies for customer access circuits, prices charged by local telephone companies and other telecommunications providers for transport circuits, office rents and other costs that vary by region.

The highest risk stage for a market is in its early stages when we are adapting our strategy and approach to accommodate a new market’s unique characteristics; including the small business climate and culture, regulatory conditions, local competitors, and the quality and availability of local employees for staffing and managing the markets. Once a market becomes established it generally requires less frequent direct corporate level management involvement because we have adapted to the local market and have seasoned local management in place, which generally results in more stable operating performance. We consider a market established once it has successfully passed through the critical start-up phase, has achieved positive Adjusted EBITDA for at least four consecutive fiscal quarters and otherwise shares similar long-term economic characteristics as the other established markets.

As our geographic markets have grown proportionally more established and our strategy has shifted towards focusing on technology-dependent customers, our CODM now spends the majority of his time monitoring the execution of our cloud-based strategies, the effectiveness of our corporate operations, and the performance of our markets on an aggregate basis rather than focusing on individual markets. As such, we aggregate established markets as one reportable segment entitled “Core Managed Services Established Markets” and aggregate all other geographic markets as “Core Managed Services Emerging Markets.”

The Miami and Minneapolis markets were re-categorized to the Core Managed Services Established Markets reportable segment during the third and fourth quarters of 2011, respectively, due to their achievement of four consecutive fiscal quarters of positive Adjusted EBITDA and otherwise sharing similar long-term economic characteristics of the other established markets. We have updated our segment tables below to retroactively present Miami and Minneapolis as Core Managed Services Established Markets and present Greater Washington DC Area, Seattle and Boston as Core Managed Services Emerging Markets. At March 31, 2012, our reportable segments were Core Managed Services Established Markets, Core Managed Services Emerging Markets, and Cloud Services.

The balance of our operations relate to corporate activities, which consists of executive, administrative and support functions and centralized operations, such as network operations, customer care and provisioning. Corporate costs are not allocated to our segments because such costs are managed and controlled on a functional basis that spans all segments, with centralized, functional management held accountable for corporate activities. Management also believes that the decision not to allocate these centralized costs provides a better evaluation of each revenue-producing segment.

Because the CODM uses Adjusted EBITDA as the primary metric for evaluating segment profitability, management believes that segment Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing operations. EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gain or loss on asset dispositions and non-operating income or expense. On a less frequent basis, Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan. Adjusted EBITDA is presented because this financial measure is an integral part of the internal reporting system used by our CODM to assess and evaluate the performance of the business and our segments. Revenue is also used to measure operating results and assess performance of our segments and is presented herein.

During the first quarter of 2012, we refined our definition of capital expenditures used by our CODM to distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is driven by the significant investments we are making to lease fiber assets that have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. We have recast all historical disclosures of segment capital expenditures to reflect cash capital expenditures for all periods presented. Prior period non-cash capital expenditures consist of landlord-paid improvements to leased office space.

Management does not report segment assets since the CODM does not use segment assets in evaluating the performance of operating segments. The CODM manages assets and makes decisions on technology deployment and other investments on a company-wide rather than on a segment basis. As a result, management does not believe that segment asset disclosure is meaningful information to investors.

The tables below present information about our reportable segments:

	Three Months Ended March 31,
	2012	2011
Revenues
Core Managed Services Established Markets	$114,003	$111,824
Core Managed Services Emerging Markets	6,001	3,954

Total Core Managed Services	120,004	115,778
Cloud Services	3,994	3,234
Intersegment elimination	(155)	(34)

Total revenues	$123,843	$118,978

Adjusted EBITDA
Core Managed Services Established Markets	$51,402	$47,592
Core Managed Services Emerging Markets	(353)	(2,371)

Total Core Managed Services	51,049	45,221
Cloud Services	466	852
Corporate	(28,541)	(26,687)

Total Adjusted EBITDA	$22,974	$19,386

	Three Months Ended March 31,
	2012	2011
Capital expenditures
Core Managed Services Established Markets	$5,170	$8,513
Core Managed Services Emerging Markets	414	649

Total Core Managed Services	5,584	9,162
Cloud Services	1,360	557
Corporate	7,892	11,059

Total cash capital expenditures	14,836	20,778
Non-cash capital expenditures:
Capital lease assets	2,400	—
Leasehold improvements	—	184

Total capital expenditures	$17,236	$20,962

Reconciliation of Total Adjusted EBITDA to Net loss
Total Adjusted EBITDA	$22,974	$19,386
Depreciation and amortization	(18,876)	(16,462)
Non-cash share-based compensation	(3,783)	(4,286)
MaximumASP purchase accounting adjustment	—	(64)
Transaction costs	—	(107)
Realignment costs (1)	(1,640)	—
Interest expense	(127)	(100)
Other income, net	—	1,210
Income tax benefit	258	282

Net loss	$(1,194)	$(141)

(1)	During the three months ended March 31, 2012, $1,640 of realignment costs is included in Selling, general and administrative expense and $682 is included in Depreciation and amortization. All realignment costs are considered corporate activities.

Note 10. Share Repurchase Program

On May 2, 2011, Cbeyond’s Board of Directors authorized up to $15,000 in repurchases of Cbeyond common shares from time to time in open market purchases, privately negotiated transactions or otherwise. During the three months ended March 31, 2012, we completed the program by repurchasing $2,005 in outstanding shares, representing 250 shares at an average price of $8.01 per share. Since the beginning of the program in May 2011, we repurchased 1,514 shares at an average price of $9.93. Repurchased shares are retired and are no longer issued and outstanding, but remain authorized shares.

Note 11. Contingencies

Triennial Review Remand Order

The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed as telecommunication cost recoveries once they pass the applicable back billing period, or once a settlement agreement is reached with the relevant ILEC that may relieve a previously recognized liability. As of March 31, 2012 and December 31, 2011, respectively, our accrual for TRRO totals $1,207 and $1,187.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31, 2012, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

As of the date of this filing, we are involved in the preliminary stage of a lawsuit with Klausner Technologies (or “Klausner”) that Klausner filed in the United States District Court for the Eastern District of Texas. Klausner sued us and a number of other technology companies on October 27, 2011, alleging that our service violates various patents they have for a technology known as visual voicemail. The term “visual voicemail” describes the ability to select voicemail messages for retrieval in any order, and it is not clear that we utilize any services to which the patents would apply. Although the patents expired in March 2012, the suit seeks past damages. Klausner has previously sued other parties in matters that were settled prior to trial. In addition, Klausner’s proposed licensing agreement does not provide us with a methodology to calculate an estimated range of potential liability because it is not yet clear what Cbeyond services, if any, would allegedly violate the asserted patents. As a result, we are currently unable to estimate any possible range of loss which may arise from the lawsuit.

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

Business Overview

We formed Cbeyond and began the development of our network and business processes in early 2000. We launched our first market, Atlanta, in early 2001 and have since expanded our Core Managed Services into 13 additional metropolitan markets. Additionally, the establishment of our Cloud Services operations and partnerships with providers of network services through MPLS allows us to deliver services outside of our geographic markets.

In late 2011, we began to integrate and merge the Cloud Services operations into the existing operations of our Core Managed Service and under common functional leadership. We began this effort as part of a strategic shift to directly focus more of our selling and service delivery efforts toward the customers within our target market of small and mid-sized businesses that are more dependent on technology and have more complex IT needs. We performed research on approximately 7,000 current and prospective customers, and our research enabled us to define and quantify a segment of the small-business customer market called the “technology-dependent” customer. Technology-dependent customers have the following characteristics:

•	The bulk of their employees use personal computers on the job;

•	They have knowledge workers who need to share data from a centralized source;

•	They have remote workers who need to access data on the go;

•	They need symmetric Metro Ethernet to run their business;

•	They are often multi-location businesses; and

•	They have a willingness to consider outsourcing their infrastructure as a way to preserve capital and increase both focus and productivity.

We announced this strategy in early 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices. This strategic realignment resulted in $2.3 million of expense during the first quarter of 2012, of which $1.6 million is included in Selling, general and administrative expense and $0.7 million is included in Depreciation and amortization. All realignment costs have been excluded from Adjusted EBITDA (as defined within Note 9 to the Condensed Consolidated Financial Statements).

In connection with our strategic shift to directly focus on technology-dependent customers, we have defined certain of our technology-dependent customers as “Cbeyond 2.0” customers. Cbeyond 2.0 customers are those customers that we currently provide network access at speeds in excess of 10 Mbps or certain cloud-based services, such as virtual server, dedicated server, or cloud PBX services. In addition, we designate customers using our MPLS service as Cbeyond 2.0 customers. We refer to all other customers as Cbeyond 1.0 customers. Although Cbeyond 1.0 customers also frequently purchase cloud-based services from us, we delineate between Cbeyond 1.0 and Cbeyond 2.0 based on how pervasive or significant such services are to a customer’s operation. Specifically, we consider the cloud-based services that qualify a customer as Cbeyond 2.0 as infrastructure-as-a-service in nature. We believe the distinction is important because infrastructure services are generally longer-term in nature, generate higher revenues and provide a gateway for software-as-a-service products.

Our cloud-based services that do not qualify a customer as being designated Cbeyond 2.0 include products such as Virtual Receptionist, MS Exchange Hosting, Web Hosting, and fax to email, among others. We host these types of services for between 5% to 80% of our Core customer population, depending on the product, and have been hosting such services for most of our existence, which gives us significant experience in operating in a cloud-services environment. These cloud-based services are typically included within our bundled package price, but customers purchase additional quantities to meet their specific needs. From the three months ended March 31, 2011 to the same period in 2012, charges for such additional services outside of our bundled package grew 27% from $1.4 million to $1.7 million.

We estimate that almost one-half of our 62,465 Core Managed Services customers qualify as technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions or they utilize cloud-based solutions from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. We generated

$6.8 million of revenue from Cbeyond 2.0 customers during the first quarter of 2012. Though we generated $3.2 million of Cloud Service revenue during the quarter ended March 31, 2011, we did not start tracking the comprehensive Cbeyond 2.0 customer base until the current quarter, and thus we do not have comparable and meaningful prior year Cbeyond 2.0 customer revenue data. As the impact of our functional and strategic changes becomes more apparent in our operating results, our segment disclosures may become more oriented towards revenue based on customer type, product line, or both.

As we accelerate sales of cloud-based services to both new customers and technology-dependent Core Managed Services customers, we expect our revenue to include an increasing proportion of higher ARPU Cbeyond 2.0 customers in the future. Our strategic shift is expected to result in little to no net growth in overall customers in the near term; however we expect that in the longer-term our ARPU and customer additions will increase as our customer mix becomes more oriented to those who are technology-dependent and are using our services to satisfy their technology needs. In addition, we expect that our future capital expenditures and operating expenses will be more focused on selling to these types of customers. Operating expenses will include the cost of revenue to support the higher bandwidth network and growth in Cloud Services, as well as the selling expenses of a more focused and consultative sales force. Capital expenditures will include the costs of building out a higher bandwidth Metro Ethernet network and additional Cloud Services infrastructure.

We currently serve approximately 21% of our customers with Metro Ethernet and are increasing our capabilities to serve approximately 50% of our customers with Metro Ethernet by the end of 2013. During the first quarter of 2012 we executed agreements to provide Fiber Optic access in multiple markets through long-term capital leases of fiber infrastructure assets, including agreements for the indefeasible rights of use of certain fiber network assets. Under these agreements we purchased $2.4 million of fiber network assets utilizing $2.0 million of our Fiber Loan in May 2012 to satisfy initial payments due to vendors under the agreements, with the balance due upon the achievement of construction milestones. We have therefore recognized $2.4 million of fiber network assets in Property and equipment and Non-current fiber obligation as of March 31, 2012. Although certain payments are due to vendors in the near-term, the cash outlays for all obligations arising from our fiber assets will be either directly funded by our Fiber Loan or financed through fiber providers and will be payable by us through 2017 either as debt or capital lease obligations. We expect to incur obligations under these agreements totaling approximately $26.5 million in 2012, including $8.0 million financed through our Fiber Loan and $18.5 million through capital lease obligations, contingent upon securing building access agreements and completing construction.

Historically, we have defined Free Cash Flow as Total Adjusted EBITDA less capital expenditures. During the first quarter of 2012, we refined our definition of capital expenditures for purposes of calculating Free Cash Flow to distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is driven by the significant investments we are making to lease fiber assets that have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These favorable future cash flows will result from fiber infrastructure replacing a significant portion of the access and transport circuits we currently lease from ILECs. We have recast all historical disclosures of segment capital expenditures as well as Free Cash Flow for all periods presented in this Form 10-Q to be consistent with this delineation between cash and non-cash capital expenditures. Prior period non-cash capital expenditures are comprised of landlord-paid improvements to leased office space.

As our geographic markets have grown proportionally more established and our strategy has shifted towards focusing on technology-dependent customers, our CODM now spends the majority of his time monitoring the execution of our cloud-based strategies, the effectiveness of our corporate operations, and the performance of our markets on an aggregate basis rather than focusing on individual markets. As such, we aggregate established markets as one reportable segment entitled “Core Managed Services Established Markets” and aggregate all other geographic markets as “Core Managed Services Emerging Markets.” At March 31, 2012, our reportable segments were Core Managed Services Established Markets, Core Managed Services Emerging Markets, and Cloud Services.

The Miami and Minneapolis markets were re-categorized to the Core Managed Services Established Markets reportable segment during the third and fourth quarters of 2011, respectively, due to their achievement of four consecutive fiscal quarters of positive Adjusted EBITDA and otherwise sharing similar long-term economic characteristics of the other established markets. We have updated our segment tables below to retroactively present Miami and Minneapolis as Core Managed Services Established Markets and present Greater Washington DC Area, Seattle and Boston as Core Managed Services Emerging Markets.

In addition to reviewing performance on a segment basis, as discussed within Note 9 to the Condensed Consolidated Financial Statements, our CODM uses Total Adjusted EBITDA and Free Cash Flow to assess the operating performance of the overall business. We believe these are important operating performance metrics for evaluating our ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, payment of dividends or share repurchases. We have also designed our corporate bonus compensation plan to utilize Free Cash Flow as a component. We do not present or manage Free Cash Flow on a segment basis. Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended March 31,
	2012	2011
Reconciliation of Free Cash Flow and Total Adjusted EBITDA to Net loss (Dollar amounts in thousands)
Total Free Cash Flow	$8,138	$(1,392)
Cash capital expenditures	14,836	20,778

Total Adjusted EBITDA	$22,974	$19,386

Depreciation and amortization	(18,876)	(16,462)
Non-cash share-based compensation	(3,783)	(4,286)
MaximumASP purchase accounting adjustments	—	(64)
Transaction costs	—	(107)
Realignment costs (1)	(1,640)	—
Interest expense	(127)	(100)
Other income, net	—	1,210

Loss before income taxes	(1,452)	(423)
Income tax benefit	258	282

Net loss	$(1,194)	$(141)

(1)	During the three months ended March 31, 2012, $1,640 of realignment costs is included in Selling, general and administrative expense and $682 is included in Depreciation and amortization. All realignment costs are considered corporate activities.

Total Adjusted EBITDA was $23.0 million during the first quarter of 2012, an 18.5% increase over comparable period in 2011. Total Free Cash Flow was $8.1 million during the first quarter of 2012 compared to $(1.4) million during the comparable period in 2011. The growth in Adjusted EBITDA and Free Cash Flow is primarily attributable to customer and revenue growth, cost and capital expenditure stabilization subsequent to our Ethernet-over-copper conversion efforts in 2011 and lower operating costs as a result of our strategic realignment in the current quarter.

The nature of the primary components of our operating results – Revenue, Cost of revenue and Selling, general and administrative expenses – are described below.

Revenue

Our offerings range from a comprehensive offering of discrete IT, network, communications, mobile services, security and professional services to a simple bundle of local and long distance voice with broadband Internet access communications services. All of such services, other than cloud-based services purchased outside of an integrated package, are delivered over our secure all-IP network via high capacity connections.

Through our Cloud Services we offer virtual and physical servers and cloud PBX services to customers and distribution channels not limited to geographical markets. We believe our product offerings allow us to greatly expand the breadth of services we can deliver to our customers via the web, thus further minimizing or eliminating the need for our customers to invest in complex IT infrastructure and resources while increasing our wallet share opportunity and improving our value proposition. As we continue to focus on and expand our cloud-based services, we expect to expand our addressable customer market and provide more innovative technology to new and existing customers, with a primary focus on the technology-dependent small business customer.

For businesses that desire basic communications services, we offer an array of flexible packages, known as BeyondVoice packages, designed to address a customer’s business needs rather than the size of the customer. Our integrated service offering packages will continue to evolve as the needs of our customers and the market change, such as including more cloud-based services in our base integrated packages.

ARPU is impacted by a variety of factors including; introduction of new packages with different pricing, changes in customer demand for certain products or services, changes in customer usage patterns, the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, the use of customer incentives employed when needed to be competitive, as well as fluctuations in terminating access rates. Customer revenue represented approximately 98.4% and 98.7% of total revenue for the three months ended March 31, 2012 and 2011, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenue. We do not currently include revenue from the Cloud Services segment or the related intersegment revenue eliminations within our ARPU calculation. Thus, we only utilize Core Managed Services ARPU as our primary revenue metric for our traditional business. With our strategic shift to focus more on technology dependent customers, we are in the process of developing separate ARPU measures for Cbeyond 1.0 customers and Cbeyond 2.0 customers currently included in Core Managed Services (i.e. those who purchase network access from us), but we have not yet determined the future revenue metrics that best represent the results of the consolidated business or the results from customers that purchase Cloud Services independent of network access.

Core Managed Services customer revenue is generated under one, two, and three-year contracts. Therefore, customer churn rates have an impact on projected future revenue streams. We define customer churn rate for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month. Our average customer churn rate for Core Managed Services for the three months ended March 31, 2012 and 2011 was 1.5% and 1.3%, respectively. Due to differences in ARPU between Cbeyond 1.0 customers and Cbeyond 2.0 customers, we believe a unit-based churn metric is likely to become less meaningful than it has been historically. In the future, we intend to transition to a revenue-based churn metric that will be applicable to all revenue, including our Cloud Services segment.

Although not a significant source of our overall revenue, we charge other communications companies for terminating calls to our customers on our network. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the Federal Communications Commission. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth and possibly decline.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the ILECs and other communications carriers, for access, interconnection and transport fees; customer circuit installation costs to the local telephone companies; fees paid to third-party providers for web hosting services; collocation rents and other facility costs; telecommunications-related taxes and fees; and the cost of mobile handsets. The primary component of cost of revenue consists of the access fees paid to local telephone companies for high capacity circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies.

Historically, most of the high capacity circuits we leased have been T-1’s, which are the largest component of our circuit access fees. However, we are converting many of our existing customer T-1 circuits and have begun serving new customers using Metro Ethernet in place of T-1 circuits in a number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers’ bandwidth at speeds well in excess of T-1 circuits while reducing our ongoing operating expenses. We currently serve approximately 21% of our customers with Metro Ethernet and are targeting to have approximately 50% of our existing customer base on Metro Ethernet by the end of 2013. We have substantially completed our Ethernet-over-copper customer conversion project and have shifted focus to our Fiber Optic initiative. Future costs related to our fiber network expansion include maintenance costs for dark fiber (or fiber provided by third parties that will be operated by us) and access fees for lit fiber (or fiber that will be operated by third parties).

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist of salaries and related costs for employees and other expenses related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections, legal and accounting functions. In addition, bad debt expense and share-based compensation expense are included in selling, general and administrative expenses. Our selling, general and administrative expenses include both fixed and variable costs. Fixed selling expenses include base salaries and office rent. Variable selling costs include commissions, bonuses and marketing materials. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which grows with the level of installation of new customers, and the cost of customer care and technical support staff, which grows with the level of total customers on our network. As previously discussed, selling, general and administrative expenses includes approximately $1.6 million of expense related to our strategic realignment during the three months ended March 31, 2012.

Reclassifications

Reclassifications have been made within Item 7 herein to conform to the presentation of 2012 results. These reclassifications include the following:

•	In our Cost of Revenue table, an adjustment to 2011 amounts was made to present Transport costs separately from Other cost of revenue; and

•

In our Selling, General and Administrative and Other Operating Expenses table, an adjustment to 2011 amounts was made to reclassify Transaction costs from Other operating expense to Selling, general and administrative expense.

Results of Operations

Revenue (Dollar amounts in thousands, except ARPU)

	For the Three Months Ended March 31,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$121,920	98.4%	$117,476	98.7%	$4,444	3.8%
Terminating access revenue	1,923	1.6%	1,502	1.3%	421	28.0%

Total revenue	123,843		118,978		4,865	4.1%

Cost of revenue	40,484	32.7%	39,596	33.3%	888	2.2%

Gross margin (exclusive of depreciation and amortization):	$83,359	67.3%	$79,382	66.7%	$3,977	5.0%

Customer data:
Core Managed Services customer locations at period end	62,465		58,554		3,911	6.7%

Core Managed Services ARPU	$642		$668		$(26)	(3.9)%

Core Managed Services average monthly churn rate	1.5%		1.3%		0.2%

The following comprises the segment contributions to revenue in 2012 compared to 2011:

(Dollar amounts in thousands):

	For the Three Months Ended March 31,
	2012		2011		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Core Managed Services Established Markets	$114,003	92.1%	$111,824	94.0%	$2,179	1.9%
Core Managed Services Emerging Markets	6,001	4.8%	3,954	3.3%	2,047	51.8%

Total Core Managed Services	120,004	96.9%	115,778	97.3%	4,226	3.7%
Cloud Services	3,994	3.2%	3,234	2.7%	760	23.5%
Intersegment elimination	(155)	(0.1)%	(34)	nm	(121)	nm

Total revenue	$123,843		$118,978		$4,865	4.1%

nm — not meaningful

Revenue. Total Revenue increased for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to an increase in the average number of Core Managed Services customers, and to a lesser extent, growth in Cloud Services revenue.

Core Managed Services revenue increased 3.7% during the three months ended March 31, 2012, and Core Managed Services ARPU declined $26, or 3.9%. The decline in ARPU is primarily due to existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe the decline is related to the effects of the ongoing current economic conditions on customers and the continued increased competitive pressures from alternate providers, such as cable companies. This downward pressure has been partially offset by the value delivered through selling additional service offerings.

We anticipate that Core Managed Services ARPU may continue to decline in the short-term for the reasons noted above; however, we also anticipate that recent changes to our service packages will decrease the rate of the ARPU decline by increasing the proportion of new higher ARPU, technology-dependent customers. Long-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, will increasingly benefit ARPU.

Cloud Services revenue has increased 23.5% during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily driven by the adoption of our cloud PBX offerings.

Revenue from access charges paid to us by other communications companies to terminate calls to our customers increased for the three-month comparison periods by approximately $0.4 million primarily due to a billing dispute filed by a major carrier which had an overall negative impact on terminating access revenue of approximately $0.4 million in the three months ended March 31, 2011. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will continue to grow at a rate slower than our customer growth and possibly decline.

Cost of Revenue (Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$18,067	14.6%	$17,805	15.0%	$262	1.5%
Other cost of revenue	11,524	9.3%	11,383	9.6%	141	1.2%
Transport cost	6,546	5.3%	5,719	4.8%	827	14.5%
Mobile cost	4,918	4.0%	5,589	4.7%	(671)	(12.0)%
Telecommunications cost recoveries	(571)	(0.5)%	(900)	(0.8)%	329	(36.6)%

Total cost of revenue	$40,484	32.7%	$39,596	33.3%	$888	2.2%

Cost of Revenue. The principal driver of the overall increase in cost of revenue is customer growth, offset by a reduction in mobile-related costs and reduced operating costs due to the Ethernet conversion project which was substantially complete at the end of 2011.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to the increase in the number of customers, and this trend has continued during the three months ended March 31, 2012, after considering Ethernet migration costs incurred during the three months ended March 31, 2011. Circuit access fees associated with migrating customers to Ethernet technology included $0.5 million of direct and $0.3 million of indirect conversion costs during the three months ended March 31, 2011 with $0.2 million of direct conversion costs incurred in 2012. We expect circuit access fees as a percentage of revenue to stabilize over time as we continue to convert customers to Ethernet technology, which we expect will further reduce operating costs, and as ARPU stabilizes.

Other cost of revenue principally includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services and certain taxes and fees. Other cost of revenue decreased as a percentage of revenue in the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to lower installation costs related to the Ethernet-over-copper conversion during the three months ended March 31, 2012 compared to the prior period.

Transport cost is a rising component of cost of revenue and may continue to rise in the near term at a rate outpacing customer growth as we build additional collocations to support our Metro Ethernet initiative. Longer-term, we expect transport costs to stabilize and relative decreases to access costs on a per-customer basis given the cost savings of Ethernet access over traditional T-1 access.

As a percentage of revenue, mobile costs decreased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Primary drivers of this decrease include a reduction in mobile service costs and mobile device costs as a result of lower volume. The reduction in shipments stems from a lower percentage of new customers electing mobile services primarily due to a reduction in our use of promotional incentives and the high level of competition in the mobile device market. Additionally over time, we have been able to negotiate and achieve more efficient unit service costs. Though we do not currently anticipate significant changes in the percentage of customers using our mobile services in the future, we have been selling more recent model mobile devices. As such, we do not anticipate mobile costs will continue to decline from current levels in the near term.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands, except monthly selling, general and administrative expenses per average customer location)

	For the Three Months Ended March 31,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$39,839	32.2%	$39,925	33.6%	$(86)	(0.2)%
Share-based compensation	3,783	3.1%	4,286	3.6%	(503)	(11.7)%
Marketing cost	713	0.6%	543	0.5%	170	31.3%
Transaction expense	—	nm	107	0.1%	(107)	nm
Realignment costs	1,640	1.3%	—	nm	1,640	nm
Other selling, general and administrative	19,833	16.0%	19,592	16.5%	241	1.2%

Total SG&A	$65,808	53.1%	$64,453	54.2%	$1,355	2.1%

Other operating expenses:
Depreciation and amortization	18,876	15.2%	16,462	13.8%	2,414	14.7%

Total other operating expenses	$18,876	15.2%	$16,462	13.8%	$2,414	14.7%

Other data:
Monthly SG&A per average Core Managed Services customer location	$339		$361		$(22)	(6.1)%

Average employees	1,783		1,903		(120)	(6.3)%

Selling, General and Administrative Expenses and Other Operating Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to realignment costs.

Salaries, wages and benefits decreased slightly during the current quarter compared to that of the prior year, both in amount and as a percentage of revenue. During the three months ended March 31, 2012, Salaries, wages and benefits relating to Core Managed Services decreased compared to the prior year due to a lower number of average employees as a result of our strategic realignment. This decrease was partially offset by year over year increases for Cloud Services as a result of our efforts to build a more consultative sales force solely focused on technology-dependent customers.

Share-based compensation expense decreased overall and as a percentage of revenue during the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined from its height in 2007, we have experienced decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted.

Marketing costs increased during the first quarter of 2012 compared to 2011 primarily due to higher advertising and promotional activity as we focus on our strategic shift to technology-dependent customers.

The strategic realignment, which was announced in early 2012, resulted in $1.6 million of Selling, general and administrative expense during the first quarter. This expense primarily consisted of $1.0 million for employee severances and ongoing medical benefits, and $0.6 million for expected losses under non-cancelable office leases.

Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to the growth in customers and support for Cloud Services. The improvement as a percentage of revenue is partially attributable to scaling back Core Managed Services operations as part of our strategic realignment effort and stronger overall cost controls as we scale back overhead growth due to slowing revenue growth.

Bad debt expense was $1.6 million, or 1.3% of total revenue, compared to $1.5 million, or 1.2% of total revenue, during 2012 and 2011, respectively. This level of bad debt expense is consistent with stronger cash collections and more stringent credit policies maintained in recent periods.

The increase in Depreciation and amortization for the three months ended March 31, 2012 compared to 2011 relates primarily to an 18.0% increase in depreciable fixed assets over the prior period. In addition, we recognized $0.7 million of accelerated depreciation on certain long-lived assets at offices which were consolidated as part of the strategic realignment.

Over time, as more segments achieve positive Adjusted EBITDA and as our customer base and revenue grows, we expect selling, general and administrative costs to decrease as a percentage of revenue. Excluding depreciation and amortization, our selling, general and administrative cost per Core Managed Services customer location in 2012 was 6.1% lower than in 2011. These efficiency gains were offset by declining ARPU, resulting in a more modest decrease in these costs relative to revenue.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended March 31,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense	$(127)	(0.1)%	$(100)	(0.1)%	$(27)	27.0%
Other income, net	—	nm	1,210	1.0%	(1,210)	(100.0)%
Income tax benefit	258	0.2%	282	0.2%	(24)	(8.5)%

Total	$131	0.1%	$1,392	1.2%	$(1,261)	(90.6)%

Interest expense. The majority of our interest expenses for the three months ended March 31, 2012 and 2011 relate to commitment fees under our Credit Facility, and are slightly higher in the current quarter due to an increase in our Credit Facility from $40.0 million to $75.0 million during the three months ended March 31, 2011. As of March 31, 2012, we had $4.0 million of outstanding borrowings under the Credit Facility.

Other income, net. During the three months ended March 31, 2011, we recognized other income of $1.2 million, which primarily relates to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods.

Income tax benefit. We recognized our 2012 interim period income tax benefit based on our year-to-date effective tax rate because our estimated annual tax rate fluctuates significantly from only slight variances in estimated annual income due to our proximity to break-even results. The income tax benefit is net of state income tax expense that results from Texas, which imposes a gross receipts based tax due regardless of profit levels. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate. As our operating results in Texas become proportionately less significant to the consolidated results, the impact of the gross receipts based tax on our effective tax rate will decline. Additionally, the 2012 income tax benefit reflects amounts associated with share-based transactions, which are described in Note 7 to the Condensed Consolidated Financial Statements. The amounts recorded in 2012 and 2011, also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.9 million and $0.9 million, respectively.

Our net deferred tax assets, after valuation allowance, totaled approximately $5.1 million at March 31, 2012 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at March 31, 2012, we will need to generate approximately $13.6 million in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 9 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

At March 31, 2012, we had cash and cash equivalents of $4.2 million. The available cash and cash equivalents are held primarily in our operating bank accounts.

	For the Three Months Ended March 31,		Change from Previous Period
	2012	2011	Dollars	Percent
Cash Flows:
Provided by operating activities	$13,343	$13,808	$(465)	(3.4)%
Used in investing activities	(18,491)	(21,158)	2,667	(12.6)%
Provided by (used in) financing activities	819	(1,763)	2,582	nm

Net decrease in cash and cash equivalents	$(4,329)	$(9,113)	$4,784	(52.5)%

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

Operating cash flows decreased compared to 2011 primarily due to higher payments during the current quarter related to our strategic realignment efforts and certain prepaid expenses, including a $0.8 million deposit in escrow with an ILEC vendor.

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

During the first quarter of 2012, we paid $5.0 million in deferred acquisition consideration related to our Cloud Services acquisitions. We also transferred $1.3 million of cash formerly classified as restricted cash into our operating account.

Cash Flows from Financing Activities. Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, financing costs associated with the amendments to our Credit Facility, and the repurchase of common stock. During the first quarter of 2012 we borrowed $4.3 million and repaid $0.3 million under our Credit Facility. We repurchased 0.3 million shares for $2.0 million during the first quarter of 2012 under the $15.0 million repurchase program authorized by our Board of Directors in May 2011.

Overall. We believe that cash on hand, cash generated from operating activities, and cash available under our Credit Facility will be sufficient to fund capital expenditures, network assets financed under capital lease obligations, operating expenses and other operating cash requirements associated with future growth. Significant cash payments were made during the three months ended March 31, 2012 that occur on an infrequent basis, such as share repurchases and acquisition-related consideration. In addition during the first quarter of 2012, we reduced our communications-centric, or Cbeyond 1.0, sales force in order to reinvest in teams focused on delivering services to technology-dependent customers, which resulted in cash payments of $0.7 million for employee severances and ongoing medical benefits and $0.1 million of other exit activity costs. We anticipate that these reductions in personnel will result in increased Free Cash Flow throughout the remainder of 2012.

The settlement of acquisition-related contingent consideration necessitated funding beyond our cash on hand and cash flow from operations, therefore requiring us to draw $4.0 million against our Credit Facility during the quarter ended March 31, 2012. We expect to repay this borrowing during 2012. In addition, the Fiber Loan secured under our amended and restated Credit Facility will provide us up to $10.0 million to finance the purchase of fiber assets from a third party. Further, while we do not anticipate a need for additional access to capital or new financing aside from our Credit Facility in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital required can be obtained on favorable terms.

Contractual Obligations and Commitments

We have new commitments in connection with our strategic initiative to build our fiber network through capital lease arrangements. See Note 4 to our Condensed Consolidated Financial Statements for more details.

There have been no other material changes with respect to the contractual obligations and commitments disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011, we consider those that involve a higher degree of judgment and complexity as critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2011 Annual Report on Form 10-K, filed on March 7, 2012, in the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At March 31, 2012, we had $4.0 million of borrowings outstanding under our Credit Facility. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. In May 2012, we expanded our Credit Facility to provide for our Fiber Loan of $10 million, with applicable interest rates similar to our pre-existing Credit Facility. In May 2012 we utilized $2.0 million of our Fiber Loan. As we continue to draw on our Credit Facility, our sensitivity to interest rate risk will increase. At March 31, 2012, our cash and cash equivalents were held in non-interest bearing bank accounts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31,2012, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The information within Note 11 to the Condensed Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information about repurchases of Cbeyond, Inc. common stock made by us during the three months ended March 31, 2012 (in thousands, except average price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plan or Programs	Appropriate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
January 1, 2012 through January 31, 2012	—	$—	—	$2,005
February 1, 2012 through February 29, 2012	—	—	—	2,005
March 1, 2012 through March 31, 2012	250	8.01	250	—

Total	250	$8.01	250	$—

Our Board of Directors approved a resolution in May 2011 to authorize the repurchase of up to $15,000 of common shares as part of a publicly announced program. This program has expired as we have repurchased all shares authorized.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosure

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No	Description of Exhibit

10.1*	Sixth Amendment to Credit Agreement dated March 31, 2012 among Cbeyond Communications, LLC, as Borrower and Bank of America, N.A., as Lender

10.2*	Amended and Restated Credit Agreement dated May 2, 2012 among Cbeyond Communications, LLC, and Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date: May 3, 2012

Exhibit Index

Exhibit No	Description of Exhibit

10.1*	Sixth Amendment to Credit Agreement dated March 31, 2012 among Cbeyond Communications, LLC, as Borrower and Bank of America, N.A., as Lender

10.2*	Amended and Restated Credit Agreement dated May 2, 2012 among Cbeyond Communications, LLC, and Bank of America, N.A., as Administrative Agent, Lender and L/C Issuer

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.