Form 10-Q
period 2012-06-30
CBEYOND, INC.
filed 2012-08-02
CIK 1205727

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on July 27, 2012
Common Stock, $0.01 par value	30,649,281

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

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)

(Unaudited)

	As of
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$10,679	$8,521
Accounts receivable, gross	26,216	27,479
Less: Allowance for doubtful accounts	(2,432)	(2,608)

Accounts receivable, net	23,784	24,871
Prepaid expenses	9,468	7,447
Inventory, net	599	1,772
Restricted cash	—	1,295
Deferred tax asset, net	327	450
Other assets	1,470	562

Total current assets	46,327	44,918

Property and equipment, gross	514,114	486,273
Less: Accumulated depreciation and amortization	(357,296)	(325,803)

Property and equipment, net	156,818	160,470
Goodwill	19,814	19,814
Intangible assets, gross	9,609	9,609
Less: Accumulated amortization	(2,153)	(1,507)

Intangible assets, net	7,456	8,102
Non-current deferred tax asset, net	2,615	4,254
Other non-current assets	3,993	3,514

Total assets	$237,023	$241,072

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,776	$14,467
Accrued telecommunications costs	15,531	16,548
Deferred customer revenue	11,250	11,360
Other accrued liabilities	19,996	20,925
Current portion of fiber debt	199	—
Contingent consideration	—	4,927

Total current liabilities	58,752	68,227

Non-current fiber debt	3,158	—
Other non-current liabilities	7,572	8,858

Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,372 and 28,913 shares issued and outstanding, respectively	294	289
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	315,422	311,370
Accumulated deficit	(148,175)	(147,672)

Total stockholders’ equity	167,541	163,987

Total liabilities and stockholders’ equity	$237,023	$241,072

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Operations

(Amounts in thousands, except per share amounts)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenue:
Customer revenue	$121,522	$119,039	$243,442	$236,515
Terminating access revenue	2,240	1,555	4,163	3,057

Total revenue	123,762	120,594	247,605	239,572

Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $10,192, $9,732, $20,578, and $18,928, respectively, shown separately below)	40,164	40,208	80,648	79,804
Selling, general and administrative (exclusive of depreciation and amortization of $8,178, $7,764, $16,668, and $15,030, respectively, shown separately below)	59,585	64,390	125,393	128,843
Depreciation and amortization	18,370	17,496	37,246	33,958

Total operating expenses	118,119	122,094	243,287	242,605

Operating income (loss)	5,643	(1,500)	4,318	(3,033)
Other (expense) income:
Interest expense	(144)	(127)	(271)	(227)
Other income, net	—	—	—	1,210

Income (loss) before income taxes	5,499	(1,627)	4,047	(2,050)
Income tax (expense) benefit	(2,805)	(49)	(2,547)	233

Net income (loss)	$2,694	$(1,676)	$1,500	$(1,817)

Net income (loss) per common share:
Basic	$0.09	$(0.06)	$0.05	$(0.06)

Diluted	$0.09	$(0.06)	$0.05	$(0.06)

Weighted average common shares outstanding:
Basic	29,275	29,951	29,244	29,874
Diluted	29,900	29,951	29,860	29,874

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statement of Stockholders’ Equity

(Amounts in thousands)

(Unaudited)

	Common Stock		Additional		Total
		Par	Paid-in	Accumulated	Stockholders’
	Shares	Value	Capital	Deficit	Equity
Balance at December 31, 2011	28,913	$289	$311,370	$(147,672)	$163,987
Exercise of stock options	4	—	16	—	16
Issuance of employee benefit plan stock	313	3	100	—	103
Issuance of employee bonus plan stock	89	1	694	—	695
Share-based compensation from options to employees	—	—	897	—	897
Share-based compensation from restricted shares to employees	—	—	3,620	—	3,620
Vesting of restricted shares	465	4	(4)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(162)	(1)	(1,271)	—	(1,272)
Shares repurchased under our publicly announced share repurchase program	(250)	(2)	—	(2,003)	(2,005)
Net income	—	—	—	1,500	1,500

Balance at June 30, 2012	29,372	$294	$315,422	$(148,175)	$167,541

See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

(Amounts in thousands)

(Unaudited)

	For the Six Months Ended June 30,
	2012	2011
Operating Activities:
Net income (loss)	$1,500	$(1,817)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	37,246	33,958
Deferred taxes	1,762	(739)
Provision for doubtful accounts	3,227	3,227
Other non-cash income, net	—	(1,210)
Non-cash share-based compensation	6,722	7,631
Change in acquistion-related contingent consideration	23	55
Changes in operating assets and liabilities:
Accounts receivable	(2,140)	(3,089)
Inventory	1,173	1,453
Prepaid expenses and other current assets	(2,929)	(2,464)
Other assets	(330)	149
Accounts payable	(2,691)	(4,034)
Other liabilities	(4,739)	(4,111)

Net cash provided by operating activities	38,824	29,009

Investing Activities:
Purchases of property and equipment	(29,601)	(39,962)
Additional acquisition consideration	(4,950)	(780)
Decrease in restricted cash	1,295	—

Net cash used in investing activities	(33,256)	(40,742)

Financing Activities:
Taxes paid on vested restricted shares	(1,272)	(1,660)
Proceeds from short-term borrowings	4,250	—
Repayment of short-term borrowings	(4,250)	—
Financing issuance costs	(149)	(340)
Proceeds from exercise of stock options	16	291
Repurchase of common stock	(2,005)	(3,505)

Net cash used in financing activities	(3,410)	(5,214)

Net increase (decrease) in cash and cash equivalents	2,158	(16,947)
Cash and cash equivalents at beginning of period	8,521	26,373

Cash and cash equivalents at end of period	$10,679	$9,426

Supplemental disclosure:
Interest paid	$191	$141
Income taxes paid, net of refunds	$662	$727
Non-cash purchases of property and equipment	$3,357	$87

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

The majority of such services, other than cloud-based services purchased outside of an integrated package, are delivered over our secure all-Internet Protocol network via dedicated connections, which allows us to control quality of service much better than services delivered over the best-efforts public Internet. We utilize various types of high-speed connections where available and economically feasible, such as Ethernet-over-copper and Fiber Optic Metro Ethernet (collectively referred to as “Metro Ethernet”), allowing for the rapid deployment of new products and services. Our network allows us to manage quality of service and achieve network reliability comparable to that of traditional communications networks.

Unaudited Interim Results

The accompanying unaudited interim Condensed Consolidated Financial Statements and information have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Reclassifications

We reclassified $107 from Transaction costs to Selling, general and administrative expense for the six months ended June 30, 2011. We reclassified these amounts to conform to our current year presentation.

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

Note 2. Earnings per Share

Basic and Diluted Net Income (Loss)

We calculate basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Our diluted net income (loss) per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net loss per share. We were in a net loss position for the three and six months ended June 30, 2011, resulting in no difference between basic net loss per share and diluted net loss per share.

The following table summarizes our basic and diluted net income (loss) per share calculations (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$2,694	$(1,676)	$1,500	$(1,817)

Basic weighted average common shares outstanding	29,275	29,951	29,244	29,874
Effect of dilutive securities	625	—	616	—

Diluted weighted average common shares outstanding	29,900	29,951	29,860	29,874

Basic income (loss) per common share	$0.09	$(0.06)	$0.05	$(0.06)
Diluted income (loss) per common share	$0.09	$(0.06)	$0.05	$(0.06)

Securities that were not included in the diluted net income (loss) per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (see Note 6 to the Condensed Consolidated Financial Statements), are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Anti-dilutive shares	3,842	5,074	3,791	5,088

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

The following table summarizes changes to our total contingent consideration liability recorded from December 31, 2011 to June 30, 2012:

Contingent consideration liability
December 31, 2011	$4,927
Fair value adjustments	23
Contingent consideration paid	(4,950)

June 30, 2012	$—

Note 4. Debt

Our debt is comprised of the following:

	June 30, 2012	December, 31 2011
Fiber capital leases	$199	$—

Current portion of fiber debt	$199	$—

Fiber Loan	$2,000	$—
Fiber capital leases	1,158	—

Non-current fiber debt	$3,158	$—

Credit Facility

We are party to a credit agreement with Bank of America, which provides for a $75,000 revolving line of credit (or “Credit Facility”). On March 31, 2012, we entered into the sixth amendment of the Credit Facility to increase the allowable capital lease amounts under the agreement from $10,000 to $30,000. On May 2, 2012, we amended and restated our Credit Facility to provide a senior secured delayed draw term loan (or “Fiber Loan”) of $10,000. In general, funds available to us under the Fiber Loan may be drawn during an 18-month period and repayments are due in quarterly installments beginning in 2013 through the maturity date of May 2, 2017. The Credit Facility is secured by all of the assets of the Company.

Borrowings under the Credit Facility approximate fair value due to their variable interest rates and are based on Level 2 inputs. We value long-term debt using market and/or broker ask prices when available. When not available, we use a standard credit adjusted discounted cash flow model.

Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, sell or acquire assets and grant security interests in our assets. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain minimum levels of Total Adjusted EBITDA (on a rolling four quarter basis) and maximum levels of annual total capital expenditures as presented below:

Year ending December 31,	Maximum Capital Expenditures	Minimum Adjusted EBITDA
2012	$85,000	$68,000
2013	90,000	75,000
2014	87,000	75,000
2015 through the maturity date	$94,000	$75,000

Other terms of the Credit Facility are further described in Note 9 to our Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011. As of June 30, 2012, we are in compliance with all applicable covenants.

During the second quarter of 2012, we repaid $4,000 of short term borrowings under our revolving line of credit, and as of June 30, 2012, we had no outstanding borrowings, utilized $1,345 for letters of credit and had $73,655 in remaining availability. As of June 30, 2012, we had $2,000 outstanding under the Fiber Loan at an annual interest rate of 2.0% and had remaining availability of $8,000.

Fiber Capital Leases

The amendments to our Credit Facility were made in connection with our strategic initiative to focus on technology-dependent customers while delivering higher network bandwidth at a lower overall cost. In March 2012, we executed agreements with Fiber Optic providers whereby we will acquire fiber network assets in multiple markets under 20-year capital leases, including an agreement for the indefeasible rights of use of certain fiber assets. Our contracts include commitments expected to be satisfied through monthly payments over the first five years, and commitments expected to be satisfied through lump sum payments as delivery milestones are met. All lump sum payments will be directly funded by our Fiber Loan, which will be repaid by us through the maturity date of May 2, 2017.

Upon execution of these agreements, we took delivery of fiber assets and incurred minimum capital lease obligations of $2,400, which were recorded to Property and equipment and Non-current fiber debt. This obligation was partially satisfied in May 2012 through a $2,000 lump sum payment directly funded by our Fiber Loan. During the second quarter of 2012, we took delivery of additional fiber assets and recorded Property and equipment and capital lease obligations of $957, of which $199 were recorded to Current portion of fiber debt.

Under these agreements, we have outstanding construction orders for fiber assets with future minimum lease payments of $23,200. These commitments are not recognized on our balance sheet as of June 30, 2012 because they are contingent upon securing building access agreements and completing construction. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders may never be delivered. Additional construction orders may be placed under these contracts in the future. As of June 30, 2012, our commitments to Fiber Optic providers, based on estimated delivery dates of the fiber assets, will be payable as follows:

Year ending December 31,	Leases to be funded by Fiber Loan		Other fiber leases	Total
2012	$		$500	$500
2013		5,600	3,400	9,000
2014		—	3,500	3,500
2015		—	3,500	3,500
2016		—	3,500	3,500
Thereafter		—	3,200	3,200

Total		$5,600	$17,600	$23,200

Note 5. Strategic Realignment

In early 2012, we began a strategic shift to directly focus more of our selling and service delivery efforts toward the customers within our target market of technology-dependent small and mid-sized businesses that have complex IT needs. We announced this strategy during the first quarter of 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices.

This strategic realignment resulted in $284 and $2,606 of expense during the three and six months ended June 30, 2012, respectively. Expense incurred during the second quarter of 2012 consisted of $166 for employee severances and ongoing medical benefits, $68 for adjusting estimated sublease rental income, and $50 for other costs directly attributable to the realignment. During the first quarter of 2012, we recognized $682 of non-cash costs included in Depreciation and amortization. All other costs are included in Selling, general, and administrative expense.

The following table summarizes changes to the accrued liability associated with the strategic realignment during 2012:

	Employee costs (1)	Facility exit costs (2)	Other costs	Total
Expense	$1,119	$696	$109	$1,924
Payments	(902)	(117)	(109)	(1,128)

Accrued liability at June 30, 2012	$217	$579	$—	$796

(1)	The remaining employee-related liability will be paid within 12 months and approximates fair value due to the short discount period.
(2)	Includes costs for exiting leased sales offices. These charges were measured using fair value measurements with unobservable inputs (Level 3) and represent the present value of expected lease payments and direct costs to obtain a sublease reduced by estimated sublease rental income. The timing and amount of estimated cash flows will continue to be evaluated each reporting period.

Note 6. Share-Based Compensation Plans

We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights, collectively referred to as share-based awards. Although the Board of Directors may approve a different vesting period, share-based awards generally vest at a rate of 25% per year over four years or at the attainment of certain performance targets as of the determination date. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of June 30, 2012, we had 722 share-based awards available for future grant. Compensation expense for share-based awards, including those related to our 401(k) Profit Sharing Plan and our corporate bonus plans, totaled $2,939 and $6,722 during the three and six months ended June 30, 2012, respectively, and for the three and six months ended June 30, 2011 totaled $3,345 and $7,631 during the three and six months ended June 30, 2011, respectively.

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

The following table summarizes changes in outstanding share-based awards from December 31, 2011 to June 30, 2012:

	Stock options	Restricted stock
Outstanding, December 31, 2011	3,616	1,186
Granted	274	665
Stock options exercised (A)	(4)	—
Restricted stock vested (B)	—	(554)
Forfeited or cancelled	(72)	(102)

Outstanding, June 30, 2012	3,814	1,195

Options exercisable, June 30, 2012	3,230

(A)	The total intrinsic value of options exercised during the six months ended June 30, 2012 was $13.
(B)	The fair value of restricted shares that vested during the six months ended June 30, 2012 was $4,229.

The following table summarizes the weighted average grant date fair values and the trinomial option-pricing model assumptions that were used to estimate the grant date fair value of options granted during the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Grant date fair value	$3.73	$6.49
Expected dividend yield	0.0%	0.0%
Expected volatility	53.5%	53.2%
Risk-free interest rate	1.5%	2.9%
Expected multiple of share price to exercise price upon exercise	2.0	2.0
Post vest cancellation rate	2.9%	1.1%

As of June 30, 2012, we had $2,333 and $9,655 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which are expected to be recognized over a weighted average period of 2.7 and 2.2 years, respectively.

During the first quarter of 2012, management approved a mandatory share-based compensation plan for employee participants that provides for the settlement of 20% of performance-based compensation under our 2012 corporate bonus plan with shares of common stock. The shares earned by the participants in this plan vest at various points in 2013. During the three and six months ended June 30, 2012, we recognized $547 and $985, respectively of share-based compensation expense under our 2012 corporate bonus plan. Based on the June 30, 2012 share price, 145 shares would be required to satisfy the $985 obligation as of June 30, 2012.

We have a commitment to contribute shares to the 401(k) Profit Sharing Plan (or “Plan”) at the end of each plan year which equates to a matching contribution value as a percentage of eligible employee compensation. We match up to 3.5% of eligible compensation contributed to the plan. We fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the Plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The Plan does not limit the number of shares that can be issued to settle the matching contribution. During the three and six months ended June 30, 2012, we recognized $660 and $1,280, respectively, of share-based compensation expense related to the Plan as compared to $581 and $1,156 for the three and six months ended June 30, 2011, respectively. Based on the June 30, 2012 share price, 198 shares would be required to satisfy the $1,340 obligation as of June 30, 2012, assuming all participants were fully vested as of June 30, 2012.

Note 7. Income Taxes

The following table summarizes significant components of our income tax expense (benefit) for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
Federal income tax expense (benefit) at statutory rate	$1,417	$(717)
State income tax expense, net of federal effect	356	185
Nondeductible expenses	142	88
Write-off deferred tax assets for non-deductible share-based compensation	1,417	1,107
Change in valuation allowance	(769)	(900)
Other	(16)	4

Total	$2,547	$(233)

When a reliable estimate of the annual effective tax rate can be made, we recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and then apply this rate to the pre-tax income (loss) for the year-to-date period. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income due to our proximity to break-even results. Our income tax expense (benefit) includes state income tax expense that results from Texas gross receipts-based tax, which is due regardless of profit levels. This tax is not dependent upon levels of pre-tax income (loss) and has a significant influence on our effective tax rate. Accordingly, we recognized interim period tax expense through June 30, 2012 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense, as well as reduces the impact that future income variances will have on the accuracy of this amount.

Our 2012 and 2011 income tax expense (benefit) includes the effects of certain transactions that are not recognized through the year-to-date effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the six months ended June 30, 2012 and 2011, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. During the six months ended June 30, 2012 and 2011 we wrote off deferred tax assets of $1,417 and $1,107, respectively, relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. Additionally, a portion of our valuation allowance against the stock compensation deferred tax assets was no longer required and was reduced.

Our net deferred tax assets, after valuation allowance, totaled approximately $2,942 at June 30, 2012 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at June 30, 2012, we will need to generate approximately $7,800 in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Note 8. Other Liabilities

The following table summarizes significant components of other liabilities as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Accrued bonus	$5,688	$8,918
Accrued other compensation and benefits	4,453	1,962
Accrued other taxes	3,975	4,404
Accrued promotions	819	1,155
Deferred rent	2,621	1,991
Other accrued expenses	2,440	2,495

Other accrued liabilities	$19,996	$20,925

Non-current portion of deferred rent	$6,359	$7,348
Non-current other accrued expenses	1,213	1,510

Other non-current liabilities	$7,572	$8,858

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

The Miami and Minneapolis markets were re-categorized to the Core Managed Services Established Markets reportable segment during the third and fourth quarters of 2011, respectively, due to their achievement of four consecutive fiscal quarters of positive Adjusted EBITDA and otherwise sharing similar long-term economic characteristics of the other established markets. We have updated our segment tables below to retroactively present Miami and Minneapolis as Core Managed Services Established Markets and present Greater Washington DC Area, Seattle and Boston as Core Managed Services Emerging Markets. At June 30, 2012, our reportable segments were Core Managed Services Established Markets, Core Managed Services Emerging Markets, and Cloud Services.

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

Because the CODM uses Adjusted EBITDA as the primary metric for evaluating segment profitability, management believes that segment Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing operations. EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gain or loss on asset dispositions and non-operating income or expense. On a less frequent basis, Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan (collectively referred to as realignment costs). Adjusted EBITDA is presented because this financial measure is an integral part of the internal reporting system used by our CODM to assess and evaluate the performance of the business and our segments. Revenue is also used to measure operating results and assess performance of our segments and is presented herein.

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

The tables below present information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Core Managed Services Established Markets	$113,266	$112,583	$227,269	$224,407
Core Managed Services Emerging Markets	6,378	4,472	12,379	8,426

Total Core Managed Services	119,644	117,055	239,648	232,833
Cloud Services	4,271	3,612	8,265	6,846
Intersegment elimination	(153)	(73)	(308)	(107)

Total revenues	$123,762	$120,594	$247,605	$239,572

Adjusted EBITDA
Core Managed Services Established Markets	$54,847	$47,201	$106,249	$94,793
Core Managed Services Emerging Markets	983	(2,085)	630	(4,456)

Total Core Managed Services	55,830	45,116	106,879	90,337
Cloud Services	309	616	775	1,468
Corporate	(28,903)	(26,391)	(57,444)	(53,078)

Total Adjusted EBITDA	$27,236	$19,341	$50,210	$38,727

Capital expenditures
Core Managed Services Established Markets	$5,234	$7,938	$10,404	$16,451
Core Managed Services Emerging Markets	364	416	778	1,065

Total Core Managed Services	5,598	8,354	11,182	17,516
Cloud Services	3,488	1,482	4,848	2,039
Corporate	5,679	9,348	13,571	20,407

Total cash capital expenditures	14,765	19,184	29,601	39,962
Non-cash capital expenditures:
Capital lease assets	957	—	3,357	—
Leasehold improvements	—	(97)	—	87

Total capital expenditures	$15,722	$19,087	$32,958	$40,049

Reconciliation of Total Adjusted EBITDA to Net income (loss)
Total Adjusted EBITDA	$27,236	$19,341	$50,210	$38,727
Depreciation and amortization	(18,370)	(17,496)	(37,246)	(33,958)
Non-cash share-based compensation	(2,939)	(3,345)	(6,722)	(7,631)
MaximumASP purchase accounting adjustment	—	—	—	(64)
Transaction costs	—	—	—	(107)
Realignment costs (1)	(284)	—	(1,924)	—
Interest expense	(144)	(127)	(271)	(227)
Other income, net	—	—	—	1,210
Income tax (expense) benefit	(2,805)	(49)	(2,547)	233

Net income (loss)	$2,694	$(1,676)	$1,500	$(1,817)

(1)	During the three and six months ended June 30, 2012, $284 and $1,924 of realignment costs are included in Selling, general and administrative expense, respectively and $0 and $682 are included in Depreciation and amortization, respectively. All realignment costs are considered corporate activities.

Note 10. Share Repurchase Program

On May 2, 2011, Cbeyond’s Board of Directors authorized up to $15,000 in repurchases of Cbeyond common shares from time to time in open market purchases, privately negotiated transactions or otherwise. During the first quarter of 2012, we completed the program by repurchasing $2,005 in outstanding shares, representing 250 shares at an average price of $8.01 per share. Since the beginning of the program in May 2011, we repurchased 1,514 shares at an average price of $9.93. Repurchased shares are retired and are no longer issued and outstanding, but remain authorized shares.

Note 11. Contingencies

Triennial Review Remand Order

The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed as telecommunication cost recoveries once they pass the applicable back billing period, or once a settlement agreement is reached with the relevant ILEC that may relieve a previously recognized liability. As of June 30, 2012 and December 31, 2011, respectively, our accrual for TRRO totals $1,219 and $1,187.

Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of June 30, 2012, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

As of the date of this filing, we are involved in the preliminary stage of a lawsuit with IPVX Patent Holdings, Inc. (“IPVX”) (the current owner of patents previously owned by Klausner Technologies (“Klausner”)) that Klausner filed in the United States District Court for the Eastern District of Texas. Klausner sued us and a number of other technology companies on October 27, 2011, alleging that our service violates various patents they have for a technology known as visual voicemail, and Klausner subsequently sold the patent to IPVX. The term “visual voicemail” describes the ability to select voicemail messages for retrieval in any order, and it is not clear that we utilize any services to which the patents would apply. Although the patents expired in March 2012, the suit seeks past damages. Klausner has previously sued other parties in matters that were settled prior to trial. Our preliminary licensing discussions with IPVX have not yet clarified any dispute regarding the Cbeyond services to which the patents might arguably apply. Due to these discussions and other legal issues, including our pending Motion to Dismiss, we are currently unable to estimate any possible range of loss which may arise from the lawsuit.

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

In late 2011, we began to integrate the Cloud Services operations into the existing operations of our Core Managed Service and under common functional leadership. We began this effort as part of a strategic shift to directly focus more of our selling and service delivery efforts toward the customers within our target market of small and mid-sized businesses that are more dependent on technology and have more complex IT needs. We performed research on approximately 7,000 current and prospective customers, and our research enabled us to define and quantify a segment of the small-business customer market called the “technology-dependent” customer. Technology-dependent customers have the following characteristics:

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

We announced this strategy in early 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices. This strategic realignment resulted in $0.3 million and $2.6 million of expense during the three and six months ended June 30, 2012. Approximately $0.7 million of costs incurred during the first quarter are included in Depreciation and amortization, and all other costs incurred during 2012 are included in Selling, general and administrative expense. All realignment costs have been excluded from Adjusted EBITDA (as defined within Note 9 to the Condensed Consolidated Financial Statements).

In connection with our strategic shift to directly focus on technology-dependent customers, we have defined certain of our technology-dependent customers as “Cbeyond 2.0” customers. Cbeyond 2.0 customers are those customers that we provide network access at speeds in excess of 10 Mbps or certain cloud-based services, such as virtual server, dedicated server, or cloud PBX services. In addition, we designate customers using our MPLS service as Cbeyond 2.0 customers. We refer to all other customers as Cbeyond 1.0 customers. Although Cbeyond 1.0 customers also frequently purchase cloud-based services from us, we delineate between Cbeyond 1.0 and Cbeyond 2.0 based on how pervasive or significant such services are to a customer’s operation. Specifically, we consider the cloud-based services that qualify a customer as Cbeyond 2.0 as infrastructure-as-a-service in nature. We believe the distinction is important because infrastructure services are generally longer-term in nature, generate higher revenues and provide a gateway for software-as-a-service products.

Our cloud-based services that do not qualify a customer as being designated Cbeyond 2.0 include products such as Virtual Receptionist, MS Exchange Hosting, Web Hosting, and fax to email, among others. Depending on the product, we host these types of services for between 5% to 80% of our Core Managed Services customers and have been hosting such services for most of our existence, which gives us significant experience in operating in a cloud-based services environment. These cloud-based services are typically included within our bundled package price, but customers purchase additional quantities to meet their specific needs. From the six months ended June 30, 2011 to the same period in 2012, charges for additional services outside of our bundled package grew 24.5% from $2.8 million to $3.5 million.

We estimate that almost one-half of our 62,015 Core Managed Services customers qualify as technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions or they utilize cloud-based solutions from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. We generated

$8.0 million of revenue from Cbeyond 2.0 customers during the six months ended June 30, 2012. Though we generated $6.8 million of Cloud Services revenue during the six months ended June 30, 2011, we did not start tracking the comprehensive Cbeyond 2.0 customer base until 2012, and thus we do not have comparable and meaningful prior year Cbeyond 2.0 customer revenue data. As the impact of our functional and strategic changes becomes more apparent in our operating results, our segment disclosures may become more oriented towards revenue based on customer type, product line, or both.

As we accelerate sales of cloud-based services to both new customers and technology-dependent Core Managed Services customers, we expect our revenue to include an increasing proportion of higher ARPU Cbeyond 2.0 customers in the future. Our strategic shift is expected to result in little to no net growth in overall customers in the near term; however we expect that in the longer-term our overall ARPU and customer additions will increase as our customer mix becomes more oriented to those who are technology-dependent and are using our services to satisfy their technology needs. In addition, we expect that our future capital expenditures and operating expenses will be more focused on selling to these types of customers. Operating expenses will include the cost of revenue to support the higher bandwidth network and growth in Cloud Services, as well as the selling expenses of a more focused and consultative sales force. Capital expenditures will include the costs of building out a higher bandwidth Metro Ethernet network and additional Cloud Services infrastructure.

During the first quarter of 2012 we executed agreements to provide Fiber Optic access in multiple markets through long-term capital leases of fiber infrastructure assets, including agreements for the indefeasible rights of use of certain fiber network assets. Upon execution of these agreements, we took delivery of fiber assets and incurred minimum capital lease obligations of $2,400 upon execution of these agreements, which were recorded to Property and equipment and Non-current fiber obligations. The obligation of $2,400 recorded as of March 31, 2012 was partially satisfied in May 2012 through a $2,000 lump sum payment directly funded by our Fiber Loan. During the second quarter, we took delivery of additional fiber assets with future minimum capital lease obligations of $957, of which $199 were recorded to current fiber obligations. The cash outlays for all obligations arising from our fiber assets will be either directly funded by our Fiber Loan or financed through fiber providers and will be payable by us through 2017 either as debt or capital lease obligations. Under these agreements, we have outstanding construction orders for fiber assets with expected future minimum lease payments of $23,200. These commitments are not recognized on the balance sheet as of June 30, 2012 because they are contingent upon securing building access agreements and completing construction. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders to never be delivered. Additional construction orders may be placed under these contracts in the future.

Historically, we have defined Free Cash Flow as Total Adjusted EBITDA less capital expenditures. During the first quarter of 2012, we refined our definition of capital expenditures for purposes of calculating Free Cash Flow to distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is driven by the significant investments we are making to lease fiber assets that have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These favorable future cash flows will result from fiber infrastructure replacing a significant portion of the access and transport circuits we currently lease from ILECs. We have recast all historical disclosures of segment capital expenditures as well as Free Cash Flow for all periods presented in this Form 10-Q to be consistent with this delineation between cash and non-cash capital expenditures. Prior year non-cash capital expenditures are comprised of landlord-paid improvements to leased office space.

As our geographic markets have grown proportionally more established and our strategy has shifted towards focusing on technology-dependent customers, our CODM now spends the majority of his time monitoring the execution of our cloud-based strategies, the effectiveness of our corporate operations, and the performance of our markets on an aggregate basis rather than focusing on individual markets. As such, we aggregate established markets as one reportable segment entitled “Core Managed Services Established Markets” and aggregate all other geographic markets as “Core Managed Services Emerging Markets.” As of June 30, 2012, our reportable segments were Core Managed Services Established Markets, Core Managed Services Emerging Markets, and Cloud Services.

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

In addition to reviewing performance on a segment basis, as discussed within Note 9 to the Condensed Consolidated Financial Statements, our CODM uses Total Adjusted EBITDA and Free Cash Flow to assess the operating performance of the overall business. We believe these are important operating performance metrics for evaluating our ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, or potential payment of dividends or share repurchases. We have also designed our corporate bonus compensation plan to utilize Free Cash Flow as a component. We do not present or manage Free Cash Flow on a segment basis. Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Reconciliation of Free Cash Flow and Total Adjusted EBITDA to Net income (loss) (Dollar amounts in thousands)
Total Free Cash Flow	$12,471	$157	$20,609	$(1,235)
Cash capital expenditures	14,765	19,184	29,601	39,962

Total Adjusted EBITDA	$27,236	$19,341	$50,210	$38,727

Depreciation and amortization	(18,370)	(17,496)	(37,246)	(33,958)
Non-cash share-based compensation	(2,939)	(3,345)	(6,722)	(7,631)
MaximumASP purchase accounting adjustments	—	—	—	(64)
Transaction costs	—	—	—	(107)
Realignment costs (1)	(284)	—	(1,924)	—
Interest expense	(144)	(127)	(271)	(227)
Other income, net	—	—	—	1,210

Income (loss) before income taxes	5,499	(1,627)	4,047	(2,050)
Income tax (expense) benefit	(2,805)	(49)	(2,547)	233

Net income (loss)	$2,694	$(1,676)	$1,500	$(1,817)

(1)	During the three and six months ended June 30, 2012, respectively, $284 and $1,924 of realignment costs are included in Selling, general and administrative expense, and $0 and $682 are included in Depreciation and amortization. All realignment costs are considered corporate activities.

Total Adjusted EBITDA was $50.2 million during the six months ended June 30, 2012, a 30.0% increase over the comparable period in 2011. Total Free Cash Flow was $20.6 million during the six months ended June 30, 2012 compared to $(1.2) million during the comparable period in 2011. The growth in Adjusted EBITDA and Free Cash Flow is primarily attributable to customer and revenue growth, a reduction in capital expenditure subsequent to our Ethernet-over-copper conversion efforts in 2011 and lower operating costs as a result of our strategic realignment during the current six-month period.

The nature of the primary components of our operating results – Revenue, Cost of revenue and Selling, general and administrative expenses – are described below.

Revenue

Our offerings range from a comprehensive offering of discrete IT, network, communications, mobile services, security and professional services to a simple bundle of local and long distance voice with broadband Internet access communications services. All of such services, other than cloud-based services purchased outside of an integrated package, are delivered over our secure all-IP network via dedicated connections. Customer revenue represented approximately 98.2% and 98.3% of total revenue for the three and six months ended June 30, 2012 as compared to 98.7% for the comparable periods in 2011, respectively. Access charges paid to us by other communications companies to terminate calls to our customers represented the remainder of total revenue.

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

Average monthly revenue per customer location (or “ARPU”) is impacted by a variety of factors including: introduction of new packages with different pricing, changes in customer demand for certain products or services, changes in customer usage patterns, the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, the use of customer incentives employed when needed to be competitive, as well as fluctuations in terminating access rates. We do not currently include revenue from the Cloud Services segment or the related intersegment revenue eliminations within our ARPU calculation. Thus, we only utilize Core Managed Services ARPU as our primary revenue metric for our traditional business. With our strategic shift to focus more on technology-dependent customers, we are in the process of developing separate ARPU measures for Cbeyond 1.0 customers and Cbeyond 2.0 customers currently included in Core Managed Services (i.e. those who purchase network access from us). We believe Cbeyond 2.0 customers provide approximately 30% higher ARPU than that of our Cbeyond 1.0 customers. However, we have not yet determined the future revenue metrics that best represent the results of the consolidated business or the results from customers that purchase Cloud Services independent of network access.

Core Managed Services customer revenue is generated under one, two, and three-year contracts. Therefore, customer churn rates have an impact on projected future revenue streams. We define customer churn rate for a given month as the number of customer locations disconnected in that month divided by the total number of customer locations on our network at the beginning of that month. Our average customer churn rate for Core Managed Services was 1.5% for the three and six months ended June 30, 2012 and was

1.3% for the comparable periods in 2011. Due to differences in ARPU between Cbeyond 1.0 customers and Cbeyond 2.0 customers, we believe a unit-based churn metric is likely to become less meaningful than it has been historically. In the future, we intend to transition to a revenue-based churn metric that will be applicable to all revenue, including our Cloud Services segment.

Although not a significant source of our overall revenue, we charge other communications companies for terminating calls to our customers on our network. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the Federal Communications Commission. These rate reductions are expected to continue in the future, so we expect terminating access revenue will be declining in the near term.

Cost of Revenue

Our cost of revenue represents costs directly related to the operation of our network, including payments to the ILECs and other communications carriers for access, interconnection and transport fees; customer circuit installation costs to the local telephone companies; fees paid to third-party providers for web hosting services; collocation rents and other facility costs; telecommunications-related taxes and fees; and the cost of mobile handsets. The primary component of cost of revenue consists of the access fees paid to local telephone companies for high capacity circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we lease from local telephone companies.

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

We routinely receive telecommunication cost recoveries from various local telephone companies to adjust for prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. These service credits are often the result of negotiated resolutions of bill disputes that we conduct with our vendors. We also receive payments from the local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services that we use in our network. Because of the many factors as noted above that impact the amount and timing of telecommunication cost recoveries, estimating the ultimate outcome of these situations is uncertain. Accordingly, we generally recognize telecommunication cost recoveries as offsets to cost of revenue when the ultimate resolution and amount are known and verifiable. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods. In the future, through systematic improvements in process applications, and after gaining further historical experience, we may be able to more reliably estimate the outcome of telecommunication cost recoveries prior to being known and verifiable, which could result in earlier recognition of these recoveries.

The primary costs of revenue associated with our Cloud Services include licensing fees for the required operating systems, broadband service and access fees, power for our data center facilities and other various costs.

Selling, General and Administrative Expense

Our selling, general and administrative expense consist of salaries and related costs for employees and other costs related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections, legal and accounting functions. In addition, bad debt expense and share-based compensation expense are included in selling, general and administrative expenses. Our selling, general and administrative expense includes both fixed and variable costs. Fixed selling costs include base salaries and office rent. Variable selling costs include commissions, bonuses and marketing materials. Fixed general and administrative costs include the cost of staffing certain corporate overhead functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes and recruiting costs. Variable general and administrative costs include the cost of provisioning and customer activation staff, which varies with the level of installation of new customers, and the cost of customer care and technical support staff, which varies with the level of total customers on our network and the complexity of our product offering. As previously discussed, selling, general and administrative expense includes approximately $0.3 million and $1.9 million of expense related to our strategic realignment during the three and six months ended June 30, 2012.

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

Results of Operations

Revenue (Dollar amounts in thousands, except ARPU)

	For the Three Months Ended June 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$121,522	98.2%	$119,039	98.7%	$2,483	2.1%
Terminating access revenue	2,240	1.8%	1,555	1.3%	685	44.1%

Total revenue	123,762		120,594		3,168	2.6%

Cost of revenue	40,164	32.5%	40,208	33.3%	(44)	(0.1)%

Gross margin (exclusive of depreciation and amortization):	$83,598	67.5%	$80,386	66.7%	$3,212	4.0%

Customer data:
Core Managed Services customer locations at period end	62,015		59,665		2,350	3.9%

Core Managed Services ARPU	$641		$660		$(19)	(2.9)%

Core Managed Services average monthly churn rate	1.5%		1.3%		0.2%

	For the Six Months Ended June 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Customer revenue	$243,442	98.3%	$236,515	98.7%	$6,927	2.9%
Terminating access revenue	4,163	1.7%	3,057	1.3%	1,106	36.2%

Total revenue	247,605		239,572		8,033	3.4%

Cost of revenue	80,648	32.6%	79,804	33.3%	844	1.1%

Gross margin (exclusive of depreciation and amortization):	$166,957	67.4%	$159,768	66.7%	$7,189	4.5%

Customer data:
Core Managed Services customer locations at period end	62,015		59,665		2,350	3.9%

Core Managed Services ARPU	$643		$665		$(22)	(3.3)%

Core Managed Services average monthly churn rate	1.5%		1.3%		0.2%

The following comprises the segment contributions to revenue in 2012 compared to 2011:

(Dollar amounts in thousands):

	For the Three Months Ended June 30,
	2012		2011		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent

Core Managed Services Established Markets	$113,266	91.5%	$112,583	93.4%	$683	0.6%
Core Managed Services Emerging Markets	6,378	5.2%	4,472	3.7%	1,906	42.6%

Total Core Managed Services	119,644	96.7%	117,055	97.1%	2,589	2.2%

Cloud Services	4,271	3.5%	3,612	3.0%	659	18.2%
Intersegment elimination	(153)	(0.1)%	(73)	nm	(80)	nm

Total Revenue	$123,762		$120,594		$3,168	2.6%

	For the Six Months Ended June 30,
	2012		2011		Change from Previous Periods
Segment Revenue:	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent

Core Managed Services Established Markets	$227,269	91.8%	$224,407	93.7%	$2,862	1.3%
Core Managed Services Emerging Markets	12,379	5.0%	8,426	3.5%	3,953	46.9%

Total Core Managed Services	239,648	96.8%	232,833	97.2%	6,815	2.9%

Cloud Services	8,265	3.3%	6,846	2.9%	1,419	20.7%
Intersegment elimination	(308)	(0.1)%	(107)	nm	(201)	nm

Total revenue	$247,605		$239,572		$8,033	3.4%

nm — not meaningful

Revenue. Total Revenue increased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, primarily due to an increase in the average number of Core Managed Services customers, and to a lesser extent, growth in Cloud Services revenue. However in comparison to the three months ended March 31, 2012, total revenue was essentially flat, as expected, and is expected to decline slightly in the third quarter of 2012, primarily driven by reductions in terminating access revenue and a net reduction in Core Managed Services customers directly attributable to the reduction in our traditional Cbeyond 1.0 sales force. As we continue to build our Cbeyond 2.0 sales force and the related sales channels, introduce additional sophisticated products targeted to technology-dependent customers, and further expand our Metro Ethernet network, we expect revenue growth to return.

Core Managed Services revenue increased 2.2% and 2.9%, and Core Managed Services ARPU declined 2.9% and 3.3% during the three and six months ended June 30, 2012, respectively. The decline in ARPU is primarily due to existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe the decline is related to the effects of the ongoing current economic conditions on customers and the continued increased competitive pressures from alternate providers who compete primarily with our Cbeyond 1.0 services, such as cable companies. This downward pressure has been partially offset by the value delivered through selling additional service offerings including our cloud-based offerings.

We anticipate that Core Managed Services ARPU may continue to decline in the short-term for the reasons noted above; however, we also anticipate that our strategic shift toward selling sophisticated solutions to technology-dependent customers will decrease the rate of the ARPU decline by increasing the proportion of new, higher ARPU, technology-dependent customers. Long-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, will increasingly benefit ARPU.

Cloud Services revenue increased 18.2% and 20.7% during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. This increase is primarily driven by the adoption of our cloud PBX offerings.

Revenue from access charges paid to us by other communications companies to terminate calls to our customers increased for the three and six-month comparison periods by approximately $0.7 million and $1.1 million primarily due to a billing dispute filed by a major carrier which had an overall negative impact on terminating access revenue of approximately $0.4 million and $0.7 million in the three and six months ended June 30, 2011, respectively. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the FCC. These rate reductions are expected to continue in the future, so we expect terminating access revenue will be declining in the near term.

Cost of Revenue (Dollar amounts in thousands)

	For the Three Months Ended June 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$18,208	14.7%	$18,009	14.9%	$199	1.1%
Other cost of revenue	11,393	9.2%	11,921	9.9%	(528)	(4.4)%
Transport cost	6,336	5.1%	5,912	4.9%	424	7.2%
Mobile cost	4,736	3.8%	5,406	4.5%	(670)	(12.4)%
Telecommunications cost recoveries	(509)	(0.4)%	(1,040)	(0.9)%	531	(51.1)%

Total cost of revenue	$40,164	32.5%	$40,208	33.3%	$(44)	(0.1)%

	For the Six Months Ended June 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent

Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$36,275	14.7%	$35,814	14.9%	$461	1.3%
Other cost of revenue	22,917	9.3%	23,304	9.7%	(387)	(1.7)%
Transport cost	12,882	5.2%	11,631	4.9%	1,251	10.8%
Mobile cost	9,654	3.9%	10,995	4.6%	(1,341)	(12.2)%
Telecommunications cost recoveries	(1,080)	(0.4)%	(1,940)	(0.8)%	860	(44.3)%

Total cost of revenue	$80,648	32.6%	$79,804	33.3%	$844	1.1%

Cost of Revenue. The principal drivers of the overall decrease in cost of revenue as a percent of total revenue are the reduction in installation costs and reduced operating costs due to the Ethernet-over-copper conversion project, which was substantially complete at the end of 2011, and the reduction in mobile-related costs.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to the increase in the number of customers, and this trend has continued during the three and six months ended June 30, 2012, after considering Metro Ethernet migration costs incurred during the three and six months ended June 30, 2011. Circuit access fees associated with migrating customers to Metro Ethernet technology included $1.2 million of direct and $0.8 million of indirect conversion costs during the six months ended June 30, 2011, compared with $0.4 million of direct conversion costs incurred during the six months ended June 30, 2012. We expect circuit access fees as a percentage of revenue to stabilize over time as we continue to convert customers to Metro Ethernet technology, which we expect will further reduce operating costs, and as ARPU stabilizes.

Other cost of revenue principally includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with the local telephone companies’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. Other cost of revenue decreased as a percentage of revenue in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, primarily due to lower installation costs related to the Metro Ethernet-over-copper conversion project.

Transport cost is a rising component of cost of revenue and may continue to rise in the near term at a rate outpacing customer growth as we build additional collocations to support our Metro Ethernet initiative. Longer-term, we expect transport costs to stabilize and access costs to decrease on a per-customer basis given the cost savings of Ethernet access over traditional T-1 access.

As a percentage of revenue, mobile costs decreased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. Primary drivers of this decrease include a reduction in mobile service costs and mobile device costs as a result of lower volume. The reduction in shipments stems from a lower percentage of new customers electing mobile services primarily due to a reduction in our use of promotional incentives and the high level of competition in the mobile device market. Additionally over time, we have been able to negotiate and achieve more efficient unit service costs. Though we do not currently anticipate significant changes in the percentage of customers using our mobile services in the future, we have been selling more recent model mobile devices. As such, we do not anticipate mobile costs will continue to decline from current levels in the long term.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands, except monthly selling, general and administrative expenses per average customer location)

	For the Three Months Ended June 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent

Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$35,497	28.7%	$39,816	33.0%	$(4,319)	(10.8)%
Share-based compensation	2,939	2.4%	3,345	2.8%	(406)	(12.1)%
Marketing cost	671	0.5%	668	0.6%	3	0.4%
Transaction expense	—	—%	—	nm	—	nm
Realignment costs	284	0.2%	—	nm	284	nm
Other selling, general and administrative	20,194	16.3%	20,561	17.0%	(367)	(1.8)%

Total SG&A	$59,585	48.1%	$64,390	53.4%	$(4,805)	(7.5)%

Other operating expenses:
Depreciation and amortization	18,370	14.8%	17,496	14.5%	874	5.0%

Total other operating expenses	$18,370	14.8%	$17,496	14.5%	$874	5.0%

Other data:
Monthly SG&A per average Core Managed Services customer	$290		$351		$(61)	(17.4)%

Average employees	1,578		1,923		(345)	(17.9)%

	For the Six Months Ended June 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent

Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (excluding share-based compensation)	$75,336	30.4%	$79,741	33.3%	$(4,405)	(5.5)%
Share-based compensation	6,722	2.7%	7,631	3.2%	(909)	(11.9)%
Marketing cost	1,384	0.6%	1,211	0.5%	173	14.3%
Transaction expense	—	nm	107	0.0%	(107)	nm
Realignment costs	1,924	0.8%	—	nm	1,924	nm
Other selling, general and administrative	40,027	16.2%	40,153	16.8%	(126)	(0.3)%

Total SG&A	$125,393	50.6%	$128,843	53.8%	$(3,450)	(2.7)%

Other operating expenses:
Depreciation and amortization	37,562	15.2%	33,958	14.2%	3,288	9.7%

Total other operating expenses	$37,562	15.2%	$33,958	14.2%	$3,288	9.7%

Other data:
Monthly SG&A per average Core Managed Services customer location	$322		$356		$(34)	(9.6)%

Average employees	1,694		1,920		(226)	(11.8)%

Selling, General and Administrative Expense and Other Operating Expenses. Selling, general and administrative expense decreased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, primarily due to a lower number of average employees, partially offset by realignment costs.

Salaries, wages and benefits decreased during the three and six months ended June 30, 2012 compared to that of the prior year, both in amount and as a percentage of revenue. During the three and six months ended June 30, 2012, Salaries, wages and benefits relating to Core Managed Services decreased compared to the prior year due to a lower number of average employees as a result of our strategic realignment, which resulted in a reduced workforce during the first quarter of 2012 and continuing into the second quarter of 2012. This decrease was partially offset by year over year increases for Cloud Services as a result of our efforts to build a more consultative sales force solely focused on technology-dependent customers. We expect the majority of this quarter’s savings that resulted from our strategic realignment to largely be offset throughout the remainder of the year as we continue to invest in our Cbeyond 2.0 sales force and staffing of operations to support our increase in technology-dependent customers.

Share-based compensation expense decreased overall and as a percentage of revenue during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011, primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined, we have experienced decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted.

Marketing costs remained flat for the three months ended June 30, 2012 compared to 2011. For the six months ended June 30, 2012 compared to 2011 marketing costs slightly increased primarily due to greater marketing activities as we focus on our strategic shift to technology-dependent customers.

The strategic realignment, which was announced in early 2012, resulted in $0.3 million and $1.9 million of Selling, general and administrative expense for the three and six months ended June 30, 2012. This expense primarily consisted of $0.1 million and $1.1 million for employee severances and ongoing medical benefits, and $0.1 million and $0.7 million for expected losses under non-cancelable office leases for the three and six months ended June 30, 2012.

Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The decrease in this category of costs is primarily due to scaling back Core Managed Services operations as part of our strategic realignment effort and stronger overall cost controls as we scale back overhead growth due to slowing revenue growth.

Bad debt expense was $1.6 million, or 1.3% of total revenue, compared to $1.7 million, or 1.5% of total revenue, for the three months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011 bad debt expense was $3.2 million or 1.3% of revenue, and $3.2 million or 1.3% of revenues, respectively. This level of bad debt expense is consistent with stronger cash collections and more stringent credit policies maintained in recent periods.

The increase in Depreciation and amortization for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 relates primarily to an 14.5% increase in depreciable fixed assets over the prior period. In addition, we recognized $0.7 million of accelerated depreciation during the six months ended June 30, 2012 on certain long-lived assets at offices which were consolidated as part of the strategic realignment.

Excluding depreciation and amortization, our selling, general and administrative cost per average Core Managed Services customer location for the three and six months ended June 30, 2012 were 17.4% and 9.6% lower than in the same respective periods in 2011 primarily due to our strategic realignment efforts. These efficiency gains were partially offset by declining Core Managed Services ARPU. As we grow our sales infastructure and operations to support our technology-dependent Cbeyond 2.0 customers, we expect selling, general and administrative expenses to increase throughout the year.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the Three Months Ended June 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense	(144)	(0.1)%	(127)	(0.1)	(17)	13.4
Other income, net	—	nm	—	nm	—	nm
Income tax expense	(2,805)	(2.3)%	(49)	nm	(2,756)	nm

Total	$(2,949)	(2.4)%	$(176)	(0.1)%	$(2,773)	nm

	For the Six Months Ended June 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense	$(271)	(0.1)%	$(227)	(0.1)%	$(44)	19.4%
Other income, net	—	nm	1,210	0.5%	(1,210)	(100.0)%
Income tax (expense) benefit	(2,547)	(1.0)%	233	0.1%	(2,780)	nm

Total	$(2,818)	(1.1)%	$1,216	0.5%	$(4,034)	nm

Interest expense. The majority of our interest expenses for the three and six months ended June 30, 2012 and 2011 relate to commitment fees under our Credit Facility, and are slightly higher in 2012 due to an increase in our Credit Facility from $40.0 million to $75.0 million. As we continue to draw on our Fiber Loan and incur capital lease obligations, we expect to incur increased interest expense.

Other income, net. During the six months ended June 30, 2011, we recognized other income of $1.2 million, which primarily relates to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods.

Income tax (expense) benefit. We recognized our 2012 interim period income tax expense based on our year-to-date effective tax rate because our estimated annual tax rate fluctuates significantly from only slight variances in estimated annual income. The second quarter income tax expense primarily relates to the utilization of net operating losses due to our increase in pretax income, as well as state income tax expense in markets in which we do not have net operating losses. The income tax expense also includes state income tax expense levied by Texas, which imposes a gross receipts based tax due regardless of profit levels. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate. Additionally, income tax expense reflects amounts associated with share-based transactions, which are described in Note 7 to the Condensed Consolidated Financial Statements. The amounts recorded in 2012 and 2011, also benefitted from reductions in the deferred tax asset valuation allowance of approximately $0.8 million and $0.9 million, respectively.

Our net deferred tax assets, after valuation allowance, totaled approximately $2.9 million at June 30, 2012 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at June 30, 2012, we will need to generate approximately $7.8 million in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Segment Data

We monitor and analyze our financial results on a segment basis for reporting and management purposes, as is presented in Note 9 to our Condensed Consolidated Financial Statements.

Liquidity and Capital Resources (Dollar amounts in thousands)

At June 30, 2012, we had cash and cash equivalents of $10.7 million. The available cash and cash equivalents are held primarily in our operating bank accounts.

	For the Six Months Ended June 30,		Change from Previous Period
	2012	2011	Dollars	Percent
Cash Flows:
Net cash provided by operating activities	$38,824	$29,009	$9,815	33.8%
Net cash used in investing activities	(33,256)	(40,742)	7,486	(18.4)%
Net cash used in financing activities	(3,410)	(5,214)	1,804	nm

Net increase (decrease) in cash and cash equivalents	$2,158	$(16,947)	$19,105	(112.7)%

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

Operating cash flows increased by $9.8 million in 2012 primarily due to higher net income and working capital, resulting from lower selling, general and administrative expense arising from the reduction in our traditional Cbeyond 1.0 sales force in connection with our strategic realignment efforts.

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

Cash flows used in investing activities decreased during the current year primarily due to a reduction in capital expenditures as we substantially completed the Ethernet-over-copper initiative in 2011 and we ceased market expansion to focus on our strategic transformation. During the six months ended June 30, 2012, we paid $5.0 million in deferred acquisition consideration related to our Cloud Services acquisitions. We also transferred $1.3 million of cash formerly classified as restricted cash into our operating account.

Cash Flows from Financing Activities. Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, financing costs associated with the amendments to our Credit Facility, and the repurchase of common stock. We repurchased 0.3 million shares for $2.0 million during the six months ended June 30, 2012 under the $15.0 million repurchase program authorized by our Board of Directors in May 2011.

Overall. We believe that cash on hand, cash generated from operating activities, and cash available under our Credit Facility will be sufficient to fund capital expenditures, capital lease obligations, operating expenses and other operating cash requirements associated with future growth. Significant cash payments were made during the six months ended June 30, 2012 that occur on an infrequent basis, such as share repurchases and acquisition-related consideration. In addition during the first half of 2012, we reduced our communications-centric, or Cbeyond 1.0, sales force in order to reinvest in teams focused on delivering services to technology-dependent customers, which resulted in cash payments of $0.9 million for employee severances and ongoing medical benefits and $0.2 million of other exit activity costs. These reductions in personnel have temporarily resulted in a significant increase in Free Cash Flow during the three months ended June 30, 2012. Although we anticipate that Free Cash Flow will remain positive throughout the remainder of 2012, we expect that the expense savings arising from these reductions in personnel will be partially offset by the growth in staffing for our new Cbeyond 2.0 sales channels during the second half of 2012.

The settlement of acquisition-related contingent consideration necessitated funding beyond our cash on hand and cash flow from operations, therefore requiring us to draw $4.0 million against our Credit Facility during the quarter ended March 31, 2012. We repaid this borrowing during the second quarter of 2012 and have no amounts outstanding as of June 30, 2012, and currently have no plans to draw against the Credit Facility for short-term needs. In addition, the Fiber Loan secured under our amended and restated Credit Facility will provide us up to $10.0 million to finance the purchase of fiber assets from a third party. Further, while we do not anticipate a need for additional access to capital or new financing aside from our Credit Facility in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital required can be obtained on favorable terms.

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

Interest Rate Risk

Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At June 30, 2012, we had no borrowings outstanding under our Credit Facility. In May 2012, we amended and restated our Credit Facility to provide for our Fiber Loan of $10 million, with applicable interest rates similar to our pre-existing Credit Facility. In May 2012 we utilized $2.0 million of our Fiber Loan. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. As we continue to draw on our Fiber Loan, our sensitivity to interest rate risk will increase. As of June 30, 2012, our cash and cash equivalents were held in non-interest bearing bank accounts.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of June 30, 2012, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The information within Note 11 to the Condensed Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors

Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No	Description of Exhibit

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date: August 2, 2012

Exhibit Index

Exhibit No	Description of Exhibit

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††	The following financial information from the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.