Form 10-Q
period 2012-09-30
CBEYOND, INC.
filed 2012-11-06
CIK 1205727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 1, 2012
Common Stock, $0.01 par value	29,819,968

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

Part I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	As of
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$23,876	$8,521
Accounts receivable, gross	25,877	27,479
Less: Allowance for doubtful accounts	(2,346)	(2,608)
Accounts receivable, net	23,531	24,871
Prepaid expenses	11,042	7,447
Inventory, net	1,956	1,772
Restricted cash	—	1,295
Deferred tax asset, net	205	450
Other assets	1,457	562
Total current assets	62,067	44,918
Property and equipment, gross	527,289	486,273
Less: Accumulated depreciation and amortization	(370,789)	(325,803)
Property and equipment, net	156,500	160,470
Goodwill	19,814	19,814
Intangible assets, gross	9,609	9,609
Less: Accumulated amortization	(2,476)	(1,507)
Intangible assets, net	7,133	8,102
Non-current deferred tax asset, net	1,390	4,254
Other non-current assets	4,196	3,514
Total assets	$251,100	$241,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,462	$14,467
Accrued telecommunications costs	15,557	16,548
Deferred customer revenue	11,372	11,360
Other accrued liabilities	24,216	20,925
Current portion of fiber debt	199	—
Contingent consideration	—	4,927
Total current liabilities	67,806	68,227
Non-current fiber debt	3,158	—
Other non-current liabilities	7,351	8,858
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,803 and 28,913 shares issued and outstanding, respectively	298	289
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	318,709	311,370
Accumulated deficit	(146,222)	(147,672)
Total stockholders’ equity	172,785	163,987
Total liabilities and stockholders’ equity	$251,100	$241,072
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Revenue	121,491	122,529	369,096	362,101
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $10,304, $9,324, $30,882, and $28,252, respectively, shown separately below)	38,675	40,457	119,323	120,261
Selling, general and administrative (exclusive of depreciation and amortization of $7,868, $7,518, $24,536 and $22,548, respectively, shown separately below)	60,584	65,744	185,977	194,587
Depreciation and amortization	18,172	16,842	55,418	50,800
Total operating expenses	117,431	123,043	360,718	365,648
Operating income (loss)	4,060	(514)	8,378	(3,547)
Other (expense) income:
Interest expense	(138)	(136)	(409)	(363)
Other income, net	—	—	—	1,210
Income (loss) before income taxes	3,922	(650)	7,969	(2,700)
Income tax expense	(1,969)	(491)	(4,516)	(258)
Net income (loss)	$1,953	$(1,141)	$3,453	$(2,958)
Net income (loss) per common share:
Basic	$0.07	$(0.04)	$0.12	$(0.10)
Diluted	$0.06	$(0.04)	$0.12	$(0.10)
Weighted average common shares outstanding:
Basic	29,533	29,442	29,348	29,606
Diluted	30,267	29,442	29,971	29,606
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2011	28,913	$289	$311,370	$(147,672)	$163,987
Exercise of stock options	407	4	1,580	—	1,584
Issuance of employee benefit plan stock	313	3	131	—	134
Issuance of employee bonus plan stock	89	1	694	—	695
Share-based compensation from options to employees	—	—	1,137	—	1,137
Share-based compensation from restricted shares to employees	—	—	5,114	—	5,114
Share-based compensation for non-employees	—	—	75	—	75
Vesting of restricted shares	507	5	(5)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(176)	(2)	(1,387)	—	(1,389)
Shares repurchased under our publicly announced share repurchase program	(250)	(2)	—	(2,003)	(2,005)
Net income	—	—	—	3,453	3,453
Balance at September 30, 2012	29,803	$298	$318,709	$(146,222)	$172,785
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2012	2011
Operating Activities:
Net income (loss)	$3,453	$(2,958)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	55,418	50,800
Deferred taxes	3,109	(455)
Provision for doubtful accounts	4,685	4,723
Other non-cash income, net	—	(1,210)
Non-cash share-based compensation	9,697	10,551
Change in acquisition-related contingent consideration	23	(329)
Changes in operating assets and liabilities:
Accounts receivable	(3,345)	(5,909)
Inventory	(184)	156
Prepaid expenses and other current assets	(4,490)	(1,067)
Other assets	(497)	301
Accounts payable	1,995	3,656
Other liabilities	(1,742)	(3,187)
Net cash provided by operating activities	68,122	55,072
Investing Activities:
Purchases of property and equipment	(47,117)	(59,235)
Additional acquisition consideration	(4,950)	(780)
Decrease in restricted cash	1,295	—
Net cash used in investing activities	(50,772)	(60,015)
Financing Activities:
Taxes paid on vested restricted shares	(1,389)	(1,813)
Proceeds from short-term borrowings	4,250	—
Repayment of short-term borrowings	(4,250)	—
Financing issuance costs	(185)	(343)
Proceeds from exercise of stock options	1,584	315
Repurchase of common stock	(2,005)	(11,094)
Net cash used in financing activities	(1,995)	(12,935)
Net increase (decrease) in cash and cash equivalents	15,355	(17,878)
Cash and cash equivalents at beginning of period	8,521	26,373
Cash and cash equivalents at end of period	$23,876	$8,495
Supplemental disclosure:
Interest paid	$290	$219
Income taxes paid, net of refunds	$1,180	$763
Non-cash purchases of property and equipment	$3,357	$87
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
The majority of such services, other than cloud-based services purchased independent of network access, are delivered over our secure all-Internet Protocol network via dedicated connections, which allows us to control quality of service much better than services delivered over the best-efforts public Internet. We utilize various types of high-speed connections where available and economically feasible, such as Ethernet-over-copper and Fiber Optic Metro Ethernet (collectively referred to as “Metro Ethernet”), allowing for the rapid deployment of new products and services. Our network allows us to manage quality of service and achieve network reliability comparable to that of traditional communications networks.
Unaudited Interim Results
The accompanying unaudited interim Condensed Consolidated Financial Statements and information have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011.
Reclassifications
Reclassifications have been made to the three and nine months ended September 30, 2011 Condensed Consolidated Statement of Operations to condense Customer revenue and Terminating access revenue and conform to our current presentation of Revenue for the three and nine months ended September 30, 2012.
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
Note 2. Earnings per Share
Basic and Diluted Net Income (Loss)
We calculate basic net income (loss) per share by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. Our diluted net income (loss) per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net loss per share. We were in a net loss position for the three and nine months ended September 30, 2011, resulting in no difference between basic net loss per share and diluted net loss per share.
The following table summarizes our basic and diluted net income (loss) per share calculations (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$1,953	$(1,141)	$3,453	$(2,958)
Basic weighted average common shares outstanding	29,533	29,442	29,348	29,606
Effect of dilutive securities	734	—	623	—
Diluted weighted average common shares outstanding	30,267	29,442	29,971	29,606
Basic income (loss) per common share	$0.07	$(0.04)	$0.12	$(0.10)
Diluted income (loss) per common share	$0.06	$(0.04)	$0.12	$(0.10)
Securities that were not included in the diluted net income (loss) per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (see Note 6 to the Condensed Consolidated Financial Statements), are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Anti-dilutive shares	3,512	5,122	3,693	5,141
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
The following table summarizes changes to our total contingent consideration liability recorded from December 31, 2011 to September 30, 2012:

Contingent consideration liability
December 31, 2011	$4,927
Fair value adjustments	23
Contingent consideration paid	(4,950)
September 30, 2012	$—

Note 4. Debt
Our debt is comprised of the following:

	September 30, 2012	December 31, 2011
Fiber capital leases	$199	$—
Current portion of fiber debt	$199	$—
Fiber Loan	$2,000	$—
Fiber capital leases	1,158	—
Non-current fiber debt	$3,158	$—
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
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, sell or acquire assets and grant security interests in our assets. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain minimum levels of Adjusted EBITDA (on a rolling four quarter basis) and maximum levels of annual capital expenditures as presented below:

Year ending December 31,	Maximum Capital Expenditures	Minimum Adjusted EBITDA
2012	$85,000	$68,000
2013	90,000	75,000
2014	87,000	75,000
2015 through the maturity date	$94,000	$75,000
Other terms of the Credit Facility are further described in Note 9 to our Consolidated Financial Statements and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the year ended December 31, 2011. As of September 30, 2012, we are in compliance with all applicable covenants.
During the nine months ended September 30, 2012, we borrowed and repaid $4,250 of short term borrowings under our revolving line of credit, and as of September 30, 2012, we had no outstanding borrowings, utilized $1,345 for letters of credit and had $73,655 in remaining availability. As of September 30, 2012, we had $2,000 outstanding under the Fiber Loan at an annual interest rate of 2.0% and had remaining availability of $8,000.
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
Upon execution of these agreements, we took delivery of fiber assets and incurred minimum capital lease obligations of $2,400, which were recorded to Property and equipment and Non-current fiber debt. This obligation was partially satisfied in

May 2012 through a $2,000 lump sum payment directly funded by our Fiber Loan. During the second quarter of 2012, we took delivery of additional fiber assets and recorded Property and equipment and capital lease obligations of $957, of which $199 were recorded to Current portion of fiber debt. No fiber assets were delivered during the third quarter of 2012.
Under these agreements, we have outstanding construction orders for fiber assets with future minimum lease payments of $2,450, for which we have obtained building access agreements (or "BAAs"). We enter into BAAs with building owners in order to locate equipment on-site that will be used to serve tenants and also access building risers and raceways for interior wiring. These commitments are not recognized on our balance sheet as of September 30, 2012 because they are contingent upon construction being completed and acceptance of the fiber assets. As of September 30, 2012, our commitments to Fiber Optic providers, based on estimated delivery dates of these fiber assets, will be payable as follows:

Year ending December 31,	Fiber lease commitments
2012	$30
2013	490
2014	490
2015	490
2016	490
Thereafter	460
Total	$2,450
As of September 30, 2012, we have placed additional construction orders that total $14,680 for which we have not yet obtained building access agreements. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders may never be constructed. Additional construction orders may be placed in the future. In addition, we have up to $5,600 of available fiber assets that we may order at our option and fund by our Fiber Loan.
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
This strategic realignment resulted in $2,606 of expense during the nine months ended September 30, 2012. During the first quarter of 2012, we recognized $682 of non-cash costs included in Depreciation and amortization. All other costs are included in Selling, general, and administrative expense.
The following table summarizes changes to the accrued liability associated with the strategic realignment during 2012:

	Employee costs (1)	Facility exit costs (2)	Other costs	Total
Expense	$1,119	$696	$109	$1,924
Payments	(983)	(222)	(109)	(1,314)
Accrued liability at September 30, 2012	$136	$474	$—	$610

(1)	The remaining employee-related liability will be paid within 12 months and approximates fair value due to the short discount period.

(2)
Includes costs for consolidating certain leased offices. These charges were measured using fair value measurements with unobservable inputs (Level 3) and represent the present value of expected lease payments and direct costs to obtain a sublease, reduced by estimated sublease rental income. The timing and amount of estimated cash flows will continue to be evaluated each reporting period.

Note 6. Share-Based Compensation Plans
We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights (collectively referred to as "share-based awards"). Although the Board of Directors may approve a different vesting period, share-based awards generally vest at a rate of 25% per year over four years or at the attainment of certain performance targets as of the determination date. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of September 30, 2012, we had 247 share-based awards available for future grant. Compensation expense for share-based awards, including those related to our 401(k) Profit Sharing Plan and our corporate bonus plans, totaled $2,975 and $9,697 during the three and nine months ended September 30, 2012, respectively, and totaled $2,920 and $10,551 during the three and nine months ended September 30, 2011, respectively.
Consistent with the prior year, 50% of the share-based awards granted to our Chief Executive Officer in 2012 are based on achieving financial performance metrics, and beginning this year, 30% of the share-based awards granted in 2012 to certain other executive officers are based on these same metrics. The 2012 performance-based awards are earned based upon attaining a certain financial performance metric in 2012 with 25% of these awards contingent upon sustaining the metric in 2013. Under the terms of these awards granted to the Chief Executive Officer and other executive officers in 2012, 50% will vest in 2014 and 50% in 2015.
On September 23, 2012 the Board of Directors approved a grant of restricted shares to certain executive officers, excluding our Chief Executive Officer. The restricted shares include 375 shares that vest based on our share price performance compared to the Russell 2000 Index over a two year period beginning October 1, 2012. Each executive is granted a target number of shares and will ultimately earn between 0% and 150% of the target amount of shares based on a performance multiplier. The aggregate grant date fair value of the market restricted shares is $3,686, of which $34 was recognized during the three months ended September 30, 2012. The fair value of performance awards with a market condition are determined using a Monte Carlo simulation. The Monte Carlo valuation model simulates a range of possible future stock prices for the Company and the Russell 2000 Index to estimate the probability that a vesting condition will be achieved. Assumptions used in the Monte Carlo valuation model include a risk-free rate of return of 0.3% an expected term of 2.0 years, and volatility of 49.7%. We considered historic and observable market data when determining these assumptions. Expense is recognized ratably over the two-year vesting period.
The following table summarizes changes in outstanding share-based awards from December 31, 2011 to September 30, 2012:

	Stock options	Restricted stock
Outstanding, December 31, 2011	3,616	1,186
Granted	324	1,177
Stock options exercised (A)	(407)	—
Restricted stock vested (B)	—	(596)
Forfeited or canceled	(145)	(116)
Outstanding, September 30, 2012	3,388	1,651
Options exercisable, September 30, 2012	2,792

(A)	The total intrinsic value of options exercised during the nine months ended September 30, 2012 was $1,812 .

(B)	The fair value of restricted shares that vested during the nine months ended September 30, 2012 was $4,412.
The following table summarizes the weighted average grant date fair values and the trinomial option-pricing model assumptions that were used to estimate the grant date fair value of options granted during the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Grant date fair value	$3.15	$6.49
Expected dividend yield	—%	—%
Expected volatility	53.4%	53.2%
Risk-free interest rate	1.4%	2.9%
Expected multiple of share price to exercise price upon exercise	2.0	2.0
Post vest cancellation rate	2.9%	1.1%
As of September 30, 2012, we had $2,223 and $12,648 of unrecognized compensation expense related to unvested options and restricted stock, respectively, which are expected to be recognized over a weighted average period of 2.7 and 2.1 years, respectively.
During the first quarter of 2012, management approved a mandatory share-based compensation plan for employee participants that provides for the settlement of 20% of performance-based compensation under our 2012 corporate bonus plan with shares of common stock. The shares earned by the participants in this plan vest at various points in 2013. During the three and nine months ended September 30, 2012, we recognized $555 and $1,540, respectively of share-based compensation expense under our 2012 corporate bonus plan. Based on the September 30, 2012 share price, 157 shares would be required to satisfy the $1,540 obligation as of September 30, 2012.
We have a commitment to contribute shares to the 401(k) Profit Sharing Plan (or “Plan”) at the end of each Plan year which equates to a matching contribution value as a percentage of eligible employee compensation. We match up to 3.5% of eligible compensation contributed to the plan. We fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the Plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The Plan does not limit the number of shares that can be issued to settle the matching contribution. During the three and nine months ended September 30, 2012, we recognized $654 and $1,934, respectively, of share-based compensation expense related to the Plan as compared to $646 and $1,802 for the three and nine months ended September 30, 2011, respectively. Based on the September 30, 2012 share price, 201 shares would be required to satisfy the $1,977 obligation as of September 30, 2012, assuming all participants were fully vested as of September 30, 2012.
Note 7. Income Taxes
The following table summarizes significant components of our income tax expense for the nine months ended September 30, 2012 and 2011:

	Nine months ended September 30,
	2012	2011
Federal income tax expense (benefit) at statutory rate	$2,789	$(945)
State income tax expense, net of federal effect	578	285
Nondeductible expenses	223	171
Write-off deferred tax assets for non-deductible share-based compensation	1,216	1,668
Change in valuation allowance	(276)	(900)
Other	(14)	(21)
Total	$4,516	$258
When a reliable estimate of the annual effective tax rate can be made, we recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and then apply this rate to the pre-tax income (loss) for the year-to-date period. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income due to our proximity to break-even results. Our income tax expense (benefit) includes state income tax expense that results from Texas gross receipts-based tax, which is due regardless of profit levels. This tax is not dependent upon levels of pre-tax income (loss) and has a significant influence on our effective tax rate. Accordingly, we recognized interim period tax expense through September 30, 2012 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense, as well as reduces the impact that future income variances will have on the accuracy of this amount.
Our 2012 and 2011 income tax expense includes the effects of certain transactions that are not recognized through the year-to-date effective tax rate, but rather are recognized as discrete events during the quarter in which they occur. During the nine months ended September 30, 2012 and 2011, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. During the nine months ended September 30, 2012 and 2011 we wrote off deferred tax assets of $1,216 and $1,668, respectively, relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the charge going first to exhaust the Company’s accumulated additional-paid-in-capital pool, and the remainder charged to income tax expense. Additionally, a portion of our valuation allowance against the stock compensation deferred tax assets was no longer required and was reduced.
Our net deferred tax assets, after valuation allowance, totaled approximately $1,595 at September 30, 2012 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at September 30, 2012, we will need to generate approximately $4,200 in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.
Note 8. Other Liabilities
The following table summarizes significant components of other liabilities as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Accrued bonus	$8,943	$8,918
Accrued other compensation and benefits	5,493	1,962
Accrued other taxes	4,370	4,404
Accrued promotions	660	1,155
Deferred rent	2,466	1,991
Other accrued expenses	2,284	2,495
Other accrued liabilities	$24,216	$20,925
Non-current portion of deferred rent	$6,107	$7,348
Non-current other accrued expenses	1,244	1,510
Other non-current liabilities	$7,351	$8,858
Note 9. Segment Information
Through June 30, 2012, we were organized into three reportable segments: Core Managed Services Established Markets, Core Managed Services Emerging Markets, and Cloud Services. Our Chief Executive Officer is the Chief Operating Decision Maker (or “CODM”). Beginning in late 2011 and continuing into the third quarter of 2012, we integrated substantially all administrative and operating functions of our former Cloud Services segment into the administrative and operating functions of our former Core Managed Services segments. Sales and marketing functions have also been substantially combined as we focus on selling integrated service packages that include our cloud-based services. Due to the advanced stage of our integration, during the third quarter of 2012, our CODM began assessing performance on product-oriented basis rather than on a geographic basis by reviewing financial results on a consolidated basis accompanied by disaggregated revenue information by product line. Accordingly, we have revised our reportable segments to reflect the way our CODM is currently managing and viewing the business. As of September 30, 2012 we operate our business as one reportable segment.
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
Note 11. Contingencies
Triennial Review Remand Order
The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed as telecommunication cost recoveries once they pass the applicable back billing period, or once a settlement agreement is reached that may relieve a previously recognized liability. As of September 30, 2012 and December 31, 2011, respectively, our accrual for TRRO totals $1,204 and $1,187.
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
We are required to bill taxes, fees and other amounts (collectively referred to as “taxes”) on behalf of government entities at the county, city, state and federal level (“taxing authorities”). Each taxing authority may have one or more taxes with unique rules as to which services are subject to each tax and how those services should be taxed, the application of which involves judgment and interpretation, and heightens the risk of non-compliance. At times, the statutes and related regulations are ambiguous or appear to conflict, which further complicates our efforts to remain in compliance. Because we sell many of our services on a bundled basis and assess different taxes on the individual components included within the bundle, there is also a risk that a taxing authority could disagree with the taxable value of a bundled component.
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
To date, we have been successful in satisfactorily demonstrating our compliance and have concluded audits with either no assessment or assessments that were not material to us. However, we cannot be assured that in every such audit in the future the merits of our position or the reasonableness of our interpretation and application of rules will prevail. During the quarter ended September 30, 2012, we identified conflicting statutes and regulations regarding the taxation of certain transactions in one taxing jurisdiction where we conduct business. We believe it is reasonably possible that the taxing authority will reach a conclusion that differs from ours, representing potential exposure of up to $1,000.
Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of September 30, 2012, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.
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
Overview
We first launched communication services in Atlanta in April 2001 and have since expanded those services into 13 additional metropolitan markets. Our acquisitions of MaximumASP and Aretta in late 2010 expanded our IT services into cloud computing with virtual and dedicated cloud servers and cloud private branch exchange (or “PBX”).
In late 2011, we began to integrate the operations of MaximumASP and Aretta into our existing operations and under common functional leadership. We began this effort as part of a strategic shift to directly focus more of our selling and service delivery efforts toward the customers within our target market of small and mid-sized businesses that are more dependent on technology and have more complex IT needs. We performed research that enabled us to define and quantify a segment of the small-business customer market called the “technology-dependent” customer. Technology-dependent customers have the following characteristics:

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
We announced this strategy in early 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices. This strategic realignment resulted in $2.6 million of expense during the nine months ended September 30, 2012.
In connection with our strategic shift to directly focus on technology-dependent customers, we have defined certain of our technology-dependent customers as “Cbeyond 2.0” customers. Cbeyond 2.0 customers are those customers that we provide network access at speeds in excess of 10 Mbps or certain cloud-based services, such as virtual server, dedicated server, or cloud PBX services. In addition, we designate customers using our MPLS service as Cbeyond 2.0 customers. We refer to all other customers as Cbeyond 1.0 customers. Although Cbeyond 1.0 customers also frequently purchase cloud-based services from us, we delineate between Cbeyond 1.0 and Cbeyond 2.0 based on how pervasive or significant we believe such services are to a customer’s operation. Specifically, we consider the cloud-based services that qualify a customer as Cbeyond 2.0 as infrastructure-as-a-service in nature. We believe the distinction is important because infrastructure services are generally longer-term in nature, generate higher revenues and provide a gateway for software-as-a-service products.
Our cloud-based services that do not qualify a customer as being designated Cbeyond 2.0 include products such as Virtual Receptionist, Microsoft® Exchange hosting, web hosting, and fax-to-email, among others. Depending on the product, we host these types of services for between 5% and 80% of our customers and have been hosting such services for most of our existence, which gives us significant experience in operating in a cloud-based services environment. These cloud-based services are typically included within our bundled service package, but customers purchase additional quantities to meet their specific needs. From the nine months ended September 30, 2011 to the same period in 2012, charges for additional services outside of our bundled package grew 20.0% from $4.4 million to $5.3 million.
We estimate that almost one-half of our customers qualify as technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions, advanced network services, or they utilize cloud-based solutions from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. We generated $24.3 million of revenue from Cbeyond 2.0 customers during the nine months ended September 30,

2012. We did not start tracking the comprehensive Cbeyond 2.0 customer base until 2012, and thus we do not have comparable and meaningful prior year Cbeyond 2.0 customer revenue data.
We currently include all revenue from customers who purchase network access from us (or "Network access customers") within our average monthly revenue per customer location (or “ARPU”) calculation. Thus, revenue from customers who purchase cloud-based services independent of network access is excluded from ARPU. After considering all cloud-based services, we believe that Cbeyond 2.0 customers currently provide approximately 50% higher ARPU than that of our Cbeyond 1.0 customers and that the percentage may grow in future periods. We have not yet determined the future revenue metrics that best represent the results of the consolidated business or the results from customers that purchase cloud-based services independent of network access.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Calculation of ARPU
Total revenue	$121,491	$122,529	$369,096	$362,101
Cloud only revenue	(3,486)	(3,326)	(10,098)	(9,607)
(A) Network access customer revenue (1)	118,005	119,203	358,998	352,494
(B) Average Network access customers	61,446	60,395	61,523	59,049
ARPU (A / B / months)	$640	$658	$648	$663

(1)
During the third quarter of 2012 we began including revenue from certain cloud-based services provided to Network access customers within the ARPU calculation that were not previously included. We have recast all historical disclosures of ARPU for all periods presented in this Form 10-Q to conform to the current presentation.

As we accelerate sales of cloud-based services to both new and existing technology-dependent Network access customers, we expect our revenue to include an increasing proportion of higher ARPU Cbeyond 2.0 customers in the future. Our strategic shift is expected to result in little to no net growth in customers in the near term; however, we expect that in the longer-term our ARPU and customer additions will increase as our customer mix becomes more oriented to those who are technology-dependent and are using our services to satisfy their technology needs. In addition, we expect that our future capital expenditures and operating expenses will continue to be more focused on selling to these types of customers. Operating expenses will include the cost of revenue to support a higher bandwidth Metro Ethernet network and the selling expenses of a more focused and consultative sales force. Capital expenditures will include the costs of building out a higher bandwidth network and additional hosting infrastructure.
During the first quarter of 2012 we executed agreements to provide Fiber Optic access in multiple markets through long-term capital leases of fiber infrastructure assets, including agreements for the indefeasible rights of use of certain fiber network assets. Upon execution of these agreements, we took delivery of fiber assets and incurred minimum capital lease obligations of $2.4 million, which were recorded to Property and equipment and Non-current fiber debt. The obligation of $2.4 million recorded as of March 31, 2012 was partially satisfied in May 2012 through a $2.0 million lump sum payment directly funded by our Fiber Loan. During the second and third quarters, we took delivery of additional fiber assets with future minimum capital lease obligations of $1.0 million, of which $0.2 million were recorded to Current portion of fiber debt. The cash outlays for all obligations arising from our fiber assets will be either directly funded by our Fiber Loan or financed through fiber providers and will be payable by us through 2017 either as debt or capital lease obligations. Under these agreements, we have building access agreements and outstanding construction orders for fiber assets with expected future minimum lease payments of $2.5 million. These commitments are not recognized on the balance sheet as of September 30, 2012 because they are contingent upon completing construction and acceptance of the fiber assets. As of September 30, 2012, we have placed additional construction orders that total $14.7 million for which we have not yet obtained building access agreements. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders may never be constructed. Additional construction orders may be placed under these contracts in the future. In addition, we have up to $5.6 million of available fiber assets that we may order at our option and fund by our Fiber Loan.
Through June 30, 2012, we were organized into three reportable segments: Core Managed Services Established Markets, Core Managed Services Emerging Markets, and Cloud Services. Our Chief Executive Officer is the Chief Operating Decision Maker (or “CODM”). Beginning in late 2011 and continuing into the third quarter of 2012, we integrated substantially all administrative and operating functions of our former Cloud Services segment into the administrative and operating functions of our former Core Managed Services segments. Sales and marketing functions have also been substantially combined as we focus on selling integrated service packages that include our cloud-based services. Due to the advanced stage of our integration, during the third quarter of 2012, our CODM shifted his focus towards a product-oriented structure rather than a geographic basis and began reviewing financial results on a consolidated basis accompanied by disaggregated revenue information by product line. Accordingly, we have revised our reportable segments to reflect the way our CODM is currently managing and viewing the business. As of September 30, 2012 we operate our business as one reportable segment.
Our CODM uses Adjusted EBITDA and Free Cash Flow to assess the financial performance of the business at a consolidated level. We believe these are important performance metrics for evaluating our ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, or potential payment of dividends or share repurchases. We have also designed our corporate bonus compensation plan to include Free Cash Flow as a component.
Management believes that Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing operations. EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gain or loss on asset dispositions and non-operating income or expense. On a less frequent basis, Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan (collectively referred to as realignment costs). Adjusted EBITDA is presented because this financial measure is an integral part of the internal reporting system used by our CODM to assess and evaluate the performance of the business at a consolidated level.
Historically, we have defined Free Cash Flow as Adjusted EBITDA less capital expenditures. During the first quarter of 2012, we refined our definition of capital expenditures for purposes of calculating Free Cash Flow to distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is driven by the significant investments we are making to lease fiber assets that have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These favorable future cash flows will result from fiber infrastructure replacing a significant portion of the access and transport circuits we currently lease from incumbent local exchange carriers (or "ILECs"). We have recast all historical disclosures of capital expenditures as well as Free Cash Flow for all periods presented in this Form 10-Q to be consistent with this delineation between cash and non-cash capital expenditures. Prior year non-cash capital expenditures are comprised of landlord-paid improvements to leased office space. Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.
Adjusted EBITDA was $75.4 million during the nine months ended September 30, 2012, a 31% increase over the comparable period in 2011. Free Cash Flow was $28.3 million during the nine months ended September 30, 2012 compared to $(1.6) million during the comparable period in 2011. The growth in Adjusted EBITDA and Free Cash Flow is primarily attributable to revenue growth, a reduction in capital expenditure subsequent to our Ethernet-over-copper conversion efforts in 2011 and lower operating costs as a result of our strategic realignment.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Reconciliation of Free Cash Flow and Adjusted EBITDA to Net income (loss) (Dollar amounts in thousands)
Free Cash Flow	$7,691	$(396)	$28,300	$(1,631)
Cash capital expenditures	17,516	19,273	47,117	59,235
Adjusted EBITDA	$25,207	$18,877	$75,417	$57,604
Depreciation and amortization	(18,172)	(16,842)	(55,418)	(50,800)
Non-cash share-based compensation	(2,975)	(2,920)	(9,697)	(10,551)
MaximumASP purchase accounting adjustments	—	418	—	354
Transaction costs	—	(47)	—	(154)
Realignment costs (1)	—	—	(1,924)	—
Interest expense	(138)	(136)	(409)	(363)
Other income, net	—	—	—	1,210
Income (loss) before income taxes	3,922	(650)	7,969	(2,700)
Income tax expense	(1,969)	(491)	(4,516)	(258)
Net income (loss)	$1,953	$(1,141)	$3,453	$(2,958)

(1)	During the nine months ended September 30, 2012, $1,924 of realignment costs are included in Selling, general and administrative expense and $682 are included in Depreciation and amortization.
The nature of the primary components of our operating results – Revenue, Cost of revenue and Selling, general and administrative expenses – are described below.
Revenue
Our offerings range from a comprehensive catalog of discrete IT, network, communications, mobile services, security and professional services to a simple bundle of local and long distance voice communication services with broadband Internet access. Our offerings are classified as either Network, Voice and Data or Managed Hosting and Cloud.
Managed Hosting and Cloud includes virtual and physical servers and cloud PBX services to customers and distribution channels that are not limited by geographical location. We provide these services to Network access customers; however, certain customers purchase these cloud-based services independent of network access. Managed Hosting and Cloud also includes other services, such as Virtual Receptionist, Microsoft® Exchange hosting, web hosting, and fax-to-email, purchased by Network access customers in excess of the quantities included in their bundled service package.
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
For businesses that desire basic communications services, we offer an array of competitively priced flexible packages, known as BeyondVoice packages, designed to address customers’ business needs rather than their size. Among other services, BeyondVoice packages include local, long distance, and mobile voice services; Broadband Internet Access; voicemail; and email. Network, Voice and Data includes revenue from BeyondVoice packages and incremental charges related to voice minutes, service lines, and data usage purchased by Network access customers in excess of the quantities included in their packages.
Our integrated service offering packages will continue to evolve as the needs of our customers and the market change, such as including more cloud-based services in our base integrated packages.
ARPU is impacted by a variety of factors including: introduction of new packages with different pricing, changes in customer demand for certain products or services, changes in customer usage patterns, the proportion of customers signing three-year contracts at lower package prices as compared to shorter term contracts, the distribution of customer installations during a period, the use of customer incentives employed when needed to be competitive, as well as fluctuations in terminating access rates.
Network, Voice and Data revenue is generated under one, two, and three-year contracts. Therefore, customer churn rates have an impact on projected future revenue streams. We define customer churn rate for a given month as the number of Network access customers disconnected in that month divided by the total number of Network access customers at the beginning of that month. Due to differences in ARPU between Cbeyond 1.0 customers and Cbeyond 2.0 customers, we believe a unit-based churn metric is likely to become less meaningful than it has been historically. In the future, we intend to transition to a revenue-based churn metric that will be applicable to all revenue, including revenue from customers that purchase cloud-based services independent of network access.
Although not a significant source of our Network, Voice and Data revenue, we charge other communications companies for terminating calls to our customers on our network. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the Federal Communications Commission. These rate reductions are expected to continue in the future, so we expect terminating access revenue will be declining in the near term.
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

The primary costs of revenue associated with our cloud-based services include licensing fees for the required operating systems, broadband service and access fees, power for our data center facilities and other various costs.
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
Reclassifications
Reclassifications have been made to the three and nine months ended September 30, 2011 Revenue table within Item 2 herein to present our revenue on a product-line basis, separating Network, Voice and Data from Managed Hosting and Cloud. Reclassifications have also been made to ARPU within Item 2 herein to include revenue from certain cloud-based services provided to Network access customers within the calculation that were not previously included. Such reclassifications were made to conform to the current presentation for the three and nine months ended September 30, 2012.
Results of Operations
Revenue (Dollar amounts in thousands, except ARPU)

	For the three months ended September 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue
Network, Voice and Data	$115,164	94.8%	$117,061	95.5%	$(1,897)	(1.6)%
Managed Hosting and Cloud	6,327	5.2%	5,468	4.5%	859	15.7%
Total revenue	121,491		122,529		(1,038)	(0.8)%
Cost of revenue	38,675	31.8%	$40,457	33.0%	$(1,782)	(4.4)%
Gross margin (exclusive of depreciation and amortization):	$82,816	68.2%	$82,072	67.0%	$744	0.9%
Network access customer data:
Customer locations at period end	60,876		61,125		(249)	(0.4)%
ARPU	$640		$658		$(18)	(2.7)%
Average monthly churn rate	1.6%		1.4%		0.2%

	For the nine months ended September 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue
Network, Voice and Data	$350,925	95.1%	$346,957	95.8%	$3,968	1.1%
Managed Hosting and Cloud	18,171	4.9%	15,144	4.2%	3,027	20.0%
Total revenue	369,096		362,101		6,995	1.9%
Cost of revenue	119,323	32.3%	120,261	33.2%	(938)	(0.8)%
Gross margin (exclusive of depreciation and amortization):	$249,773	67.7%	$241,840	66.8%	$7,933	3.3%
Network access customer data:
Customer locations at period end	60,876		61,125		(249)	(0.4)%
ARPU	$648		$663		$(15)	(2.3)%
Average monthly churn rate	1.5%		1.3%		0.2%
Revenue. Total revenue remained relatively flat during the three and nine months ended September 30, 2012 compared to the same periods in 2011 due to our efforts to realign our distribution channels by building a new direct sales group dedicated to technology-dependent customers and reducing our traditional direct sales force. Although ending Network access customers were lower, average customers during the period was 4.2% higher during the nine months ended September 30, 2012 compared to the comparable period in 2011. Our net reduction in Network access customers is attributable to the reduction in our traditional Cbeyond 1.0 sales force and the ongoing level of customer churn. As we continue to build our Cbeyond 2.0 sales force, introduce additional sophisticated products targeted to technology-dependent customers, and further expand our Metro Ethernet network, we expect revenue growth to return.
ARPU declined 2.7% and 2.3% during the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The decline in ARPU is primarily due to existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe the decline is also related to the economic conditions faced by our customers and continued competitive pressures from alternate communications providers, such as cable companies. These negative factors have been partially offset by the increased delivery of additional offerings, including our cloud-based services.
ARPU may continue to decline in the short-term for the reasons noted above; however, we also anticipate that our strategic shift toward selling sophisticated solutions to technology-dependent customers will decrease the rate of decline by increasing the proportion of new, higher ARPU, technology-dependent customers. Longer-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, and new product launches will increasingly benefit ARPU. During the third quarter of 2012, we launched our TotalCloud Phone System and TotalCloud Data Center managed service, which provides more secure and customized access to cloud services.
Our average customer churn rate was 1.6% and 1.5% for the three and nine months ended September 30, 2012, respectively, representing a slight increase over prior periods. The increase from 1.4% and 1.3% for the comparable periods in 2011, is primarily attributable to price competition for smaller communications centric customers.

Cost of Revenue (Dollar amounts in thousands)

	For the three months ended September 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$18,135	14.9%	$18,420	15.0%	$(285)	(1.5)%
Other cost of revenue	10,932	9.0%	11,769	9.6%	(837)	(7.1)%
Transport cost	6,440	5.3%	6,172	5.0%	268	4.3%
Mobile cost	4,345	3.6%	5,620	4.6%	(1,275)	(22.7)%
Telecommunications cost recoveries	(1,177)	(1.0)%	(1,524)	(1.2)%	347	(22.8)%
Total cost of revenue	$38,675	31.8%	$40,457	33.0%	$(1,782)	(4.4)%

	For the nine months ended September 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$54,410	14.7%	$54,234	15.0%	$176	0.3%
Other cost of revenue	33,849	9.2%	35,073	9.7%	(1,224)	(3.5)%
Transport cost	19,322	5.2%	17,803	4.9%	1,519	8.5%
Mobile cost	13,999	3.8%	16,615	4.6%	(2,616)	(15.7)%
Telecommunications cost recoveries	(2,257)	(0.6)%	(3,464)	(1.0)%	1,207	(34.8)%
Total cost of revenue	$119,323	32.3%	$120,261	33.2%	$(938)	(0.8)%
Cost of Revenue. The principal drivers of the overall decrease in cost of revenue as a percent of total revenue are the reduction in installation costs and reduced operating costs due to the Metro Ethernet-over-copper conversion project, which was substantially complete at the end of 2011, and the reduction in mobile-related costs.
Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to the increase in the number of customers, and this trend has continued throughout 2012, after considering Metro Ethernet migration costs incurred. Circuit access fees includes conversion costs associated with migrating customers to Metro Ethernet technology. Direct and indirect conversion costs were $1.8 million and $1.4 million during the nine months ended September 30, 2011 compared with $0.4 million of direct conversion costs incurred during the nine months ended September 30, 2012. We expect circuit access fees as a percentage of revenue to stabilize over time as we continue to convert customers to Metro Ethernet technology, which we expect will further reduce operating costs, and as ARPU stabilizes.
Other cost of revenue includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with ILECs’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. Other cost of revenue decreased as a percentage of revenue in the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, primarily due to lower installation costs related to the Ethernet-over-copper conversion project.
Transport cost is a rising component of cost of revenue and may continue to rise in the near term at a rate outpacing customer growth as we build additional collocations to support our Metro Ethernet initiative. Longer-term, we expect transport costs to stabilize and access costs to decrease on a per-customer basis given the cost savings of Ethernet access over traditional T-1 access.
As a percentage of revenue, mobile costs decreased during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011. Primary drivers of this decrease include a reduction in mobile service costs and mobile device costs as a result of lower volume. The reduction in shipments stems from a lower percentage of new customers electing mobile services primarily due to a reduction in our use of promotional incentives and the high level of competition in the mobile device market. Additionally, over time, we have been able to negotiate and achieve more efficient unit service costs. Though we do not currently anticipate significant changes in the percentage of customers using our mobile services in the future, we have been selling more recent model mobile devices. As such, we do not anticipate mobile costs will continue to decline from current levels in the long term.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands, except monthly selling, general and administrative expenses per average customer location)

	For the three months ended September 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits (excluding share-based compensation)	$37,252	30.7%	$40,514	33.1%	$(3,262)	(8.1)%
Share-based compensation	2,975	2.4%	2,920	2.4%	55	1.9%
Marketing cost	340	0.3%	1,012	0.8%	(672)	(66.4)%
Transaction expense	—	—	(371)	(0.3)%	371	nm
Other selling, general and administrative	20,017	16.5%	21,669	17.7%	(1,652)	(7.6)%
Total SG&A	$60,584	49.9%	$65,744	53.7%	$(5,160)	(7.8)%
Other operating expenses:
Depreciation and amortization	18,172	15.0%	16,842	13.7%	1,330	7.9%
Total other operating expenses	$18,172	15.0%	$16,842	13.7%	$1,330	7.9%
Other data:
Monthly SG&A per average customer	$283		$349		$(66)	(18.9)%
Average employees	1,617		2,010		(393)	(19.6)%

	For the nine months ended September 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits (excluding share-based compensation)	$112,588	30.5%	$120,255	33.2%	$(7,667)	(6.4)%
Share-based compensation	9,697	2.6%	10,551	2.9%	(854)	(8.1)%
Marketing cost	1,724	0.5%	2,223	0.6%	(499)	(22.4)%
Transaction expense	—	0	(264)	(0.1)%	264	nm
Realignment costs	1,924	0.5%	—	0	1,924	nm
Other selling, general and administrative	60,044	16.3%	61,822	17.1%	(1,778)	(2.9)%
Total SG&A	$185,977	50.4%	$194,587	53.7%	$(8,610)	(4.4)%
Other operating expenses:
Depreciation and amortization	55,418	15.0%	50,800	14.0%	4,618	9.1%
Total other operating expenses	$55,418	15.0%	$50,800	14.0%	$4,618	9.1%
Other data:
Monthly SG&A per average customer	$321		$354		$(33)	(9.3)%
Average employees	1,675		1,949		(274)	(14.1)%
Selling, General and Administrative Expense and Other Operating Expenses. Selling, general and administrative expense decreased during the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011, primarily due to a lower number of average employees, partially offset by realignment costs.
Salaries, wages and benefits decreased during the three and nine months ended September 30, 2012 compared to that of the prior year, both in amount and as a percentage of revenue. During the three and nine months ended September 30, 2012, Salaries, wages and benefits decreased compared to the prior year due to a lower number of average employees as a result of our strategic realignment, which resulted in a reduced workforce during the first and second quarter of 2012. We expect the majority of the savings that resulted from our strategic realignment to largely be offset throughout the remainder of the year as we continue to invest in our Cbeyond 2.0 sales force and staffing of operations to support our increase in technology-dependent customers.
Share-based compensation expense decreased overall and as a percentage of revenue during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011, primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined, we have experienced decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted. This is partially offset by increased share-based compensation costs related to our 2012 corporate bonus plan as all employees now receive 20% of their bonus in shares.
Marketing costs decreased for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 due to lower advertising and promotional activity as we reduced costs while focusing on our strategic shift. This decline is not expected to continue as we focus on technology-dependent customers.
The strategic realignment, which was announced in early 2012, resulted in $1.9 million of selling, general and administrative expense for the nine months ended September 30, 2012. This expense primarily consisted of $1.1 million for employee severances and ongoing medical benefits, and $0.7 million for expected losses under non-cancelable office leases for the nine months ended September 30, 2012.
Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The decrease in this category of costs is primarily due to scaling back operations as part of our strategic realignment effort and stronger overall cost controls as we scale back overhead growth due to slowing revenue growth.

Bad debt expense was $1.5 million, or 1.2% of total revenue for the three months ended September 30, 2012 and 2011. During the nine months ended September 30, 2012 and 2011 bad debt expense was $4.7 million or 1.3% of revenue.
The increase in depreciation and amortization for the three and nine months ended September 30, 2012 compared to the three and nine months ended September 30, 2011 relates primarily to a 10.1% increase in depreciable fixed assets over the prior period. In addition, we recognized $0.7 million of accelerated depreciation during the nine months ended September 30, 2012 on certain long-lived assets at offices which were consolidated as part of the strategic realignment.
Excluding depreciation and amortization, our selling, general and administrative cost per average Network access customer location for the three and nine months ended September 30, 2012 were 18.9% and 9.3% lower than in the same respective periods in 2011 primarily due to our strategic realignment efforts. These efficiency gains were partially offset by declining ARPU. In the future, as we grow our sales channels and operations to support our technology-dependent Cbeyond 2.0 customers, we expect selling, general and administrative expenses to increase.
Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the three months ended September 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense	(138)	(0.1)%	(136)	(0.1)%	(2)	1.5%
Income tax expense	(1,969)	(1.6)%	(491)	(0.4)%	(1,478)	301.0%
Total	$(2,107)	(1.7)%	$(627)	(0.5)%	$(1,480)	236.0%

	For the nine months ended September 30,
	2012		2011		Change from Previous Periods
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense	$(409)	(0.1)%	$(363)	(0.1)%	$(46)	12.7%
Other income, net	—	—%	1,210	0.3%	(1,210)	(100.0)%
Income tax expense	(4,516)	(1.2)%	(258)	(0.1)%	(4,258)	1,650.4%
Total	$(4,925)	(1.3)%	$589	0.2%	$(5,514)	nm
Interest expense. The majority of our interest expenses for the three and nine months ended September 30, 2012 and 2011 relate to commitment fees under our Credit Facility, and are slightly higher in 2012 due to an increase in our Credit Facility from $40.0 million to $75.0 million. As we continue to draw on our Fiber Loan and incur capital lease obligations, we expect to incur increased interest expense.
Other income, net. During the nine months ended September 30, 2011, we recognized other income of $1.2 million, which primarily relates to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods.
Income tax expense. We recognized our 2012 interim period income tax expense based on our year-to-date effective tax rate because our estimated annual tax rate fluctuates significantly from only slight variances in estimated annual income. The three and nine months ended September 30, 2012 income tax expense primarily relates to the utilization of net operating losses due to our increase in pretax income, as well as state income tax expense in markets in which we do not have net operating losses. The income tax expense also includes state income tax expense levied by Texas, which imposes a gross receipts based tax due regardless of profit levels. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate. Additionally, income tax expense reflects amounts associated with share-based transactions, which are described in Note 7 to the Condensed Consolidated Financial Statements. The amounts recorded in 2012 and 2011, also benefited from reductions in the deferred tax asset valuation allowance of approximately $0.3 million and $0.9 million, respectively.
Our net deferred tax assets, after valuation allowance, totaled approximately $1.6 million at September 30, 2012 and primarily relate to net operating loss carryforwards. In order to realize the benefits of the deferred tax asset recognized at September 30, 2012, we will need to generate approximately $4.2 million in pre-tax income in the foreseeable future, which management currently believes is achievable. If we generate less taxable income, which is reasonably possible, we may have to increase our allowance against our net deferred tax assets with a corresponding increase to income tax expense.

Liquidity and Capital Resources (Dollar amounts in thousands):

	For the nine months ended September 30,		Change from Previous Period
	2012	2011	Dollars	Percent
Cash Flows:
Net cash provided by operating activities	$68,122	$55,072	$13,050	23.7%
Net cash used in investing activities	(50,772)	(60,015)	9,243	(15.4)%
Net cash used in financing activities	(1,995)	(12,935)	10,940	(84.6)%
Net increase (decrease) in cash and cash equivalents	$15,355	$(17,878)	$33,233	nm
At September 30, 2012, we had cash and cash equivalents of $23.9 million held primarily in our operating bank accounts.
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
Operating cash flows increased by $13.1 million in 2012 primarily due to higher net income and working capital, resulting from lower selling, general and administrative expense arising from the reduction in our traditional Cbeyond 1.0 sales force in connection with our strategic realignment efforts.
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
Cash flows used in investing activities decreased during the current year primarily due to a reduction in capital expenditures as we substantially completed the Ethernet-over-copper initiative in 2011 and we ceased market expansion to focus on our strategic transformation. During the nine months ended September 30, 2012, we paid $5.0 million in deferred acquisition consideration related to our Cloud Services acquisitions. We also transferred $1.3 million of cash formerly classified as restricted cash into our operating account.
Cash Flows from Financing Activities. Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, financing costs associated with the amendments to our Credit Facility, and the repurchase of common stock. We repurchased 0.3 million shares for $2.0 million during the nine months ended September 30, 2012 under the $15.0 million repurchase program authorized by our Board of Directors in May 2011. We also received $1.6 million related to proceeds from exercise of stock options.
Overall. We believe that cash on hand, cash generated from operating activities, and cash available under our Credit Facility will be sufficient to fund capital expenditures, capital lease obligations, operating expenses and other operating cash requirements associated with future growth. Significant cash payments were made during the nine months ended September 30, 2012 that occur on an infrequent basis, such as share repurchases and acquisition-related consideration. In addition, during 2012, we reduced our communications-centric, or Cbeyond 1.0, sales force in order to reinvest in teams focused on delivering services to technology-dependent customers, which resulted in cash payments of $1.0 million for employee severances and ongoing medical benefits and $0.2 million of other exit activity costs. These reductions in personnel have temporarily resulted in a significant increase in Free Cash Flow during the three and nine months ended September 30, 2012. Although we anticipate that Free Cash Flow will remain positive in the foreseeable future, we expect that the expense savings arising from these reductions in personnel will be partially offset by the growth in staffing for our new Cbeyond 2.0 sales channels.
The settlement of acquisition-related contingent consideration necessitated funding beyond our cash on hand and cash flow from operations, therefore requiring us to draw $4.0 million against our Credit Facility during the first quarter of 2012. We repaid this borrowing during the second quarter of 2012 and have no amounts outstanding as of September 30, 2012. We currently have no plans to draw against the Credit Facility for short-term needs. In addition, the Fiber Loan secured under our amended and restated Credit Facility will provide us up to $10.0 million to finance the purchase of fiber assets from a third party. We have $2.0 million outstanding under the Fiber Loan as of September 30, 2012. Further, while we do not anticipate a need for additional access to capital or new financing aside from our Credit Facility in the near term, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital required can be obtained on favorable terms.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At September 30, 2012, we had no borrowings outstanding under our Credit Facility. In May 2012, we amended and restated our Credit Facility to provide for our Fiber Loan of $10 million, with applicable interest rates similar to our pre-existing Credit Facility. In May 2012 we utilized $2.0 million of our Fiber Loan. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. As we continue to draw on our Fiber Loan, our sensitivity to interest rate risk will increase. As of September 30, 2012, our cash and cash equivalents were held in non-interest bearing bank accounts.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of September 30, 2012, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The information within Note 11 to the Condensed Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.
Item 1A.     Risk Factors
Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit No	Description of Exhibit

10.1*	At-Will Employment Agreement by and between Cbeyond and James Geiger.

10.2*	At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate.

10.3*	Form of At-Will Employment Agreement by and between Cbeyond and Robert R. Morrice, Joseph A. Oesterling and N. Brent Cobb

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

†	Furnished herewith.

††	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer
Date: November 5, 2012
Exhibit Index

Exhibit No	Description of Exhibit

10.1*	At-Will Employment Agreement by and between Cbeyond and James Geiger.

10.2*	At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate.

10.3*	Form of At-Will Employment Agreement by and between Cbeyond and Robert R. Morrice, Joseph A. Oesterling and N. Brent Cobb.

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101††
The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.

†	Furnished herewith.

††	Furnished electronically herewith.