Form 10-Q/A
period 2012-09-30
CBEYOND, INC.
filed 2012-12-14
CIK 1205727

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

EXPLANATORY NOTE

Cbeyond, Inc. (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2012 (the “Amendment”) solely to include unredacted versions of Exhibits 10.1, 10.2 and 10.3, previously filed on November 6, 2012 with the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2012 (the “Original Filing”). No modification or update is otherwise made to any other disclosures or exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

Item 6.    Exhibits

Exhibit No	Description of Exhibit

10.1*	At-Will Employment Agreement by and between Cbeyond and James Geiger
10.2*	At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate
10.3*	Form of At-Will Employment Agreement by and between Cbeyond and Robert R. Morrice, Joseph A. Oesterling and N. Brent Cobb
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer
Date: December 14, 2012

Exhibit Index

Exhibit No	Description of Exhibit

10.1*	At-Will Employment Agreement by and between Cbeyond and James Geiger
10.2*	At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate
10.3*	Form of At-Will Employment Agreement by and between Cbeyond and Robert R. Morrice, Joseph A. Oesterling and N. Brent Cobb
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.