Form 10-K
period 2012-12-31
CBEYOND, INC.
filed 2013-03-07
CIK 1205727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 000-51588
CBEYOND, INC.
(Exact name of registrant as specified in its charter)

Delaware	59-3636526
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
320 Interstate North Parkway, Suite 500, Atlanta, GA	30339
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 424-2400

Securities registered pursuant to 12(b) of the Act:
Common Stock, $0.01 par value	NASDAQ Global Market
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
As of June 29, 2012, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $193,403,576 based on a closing price of $6.77 on The NASDAQ Global Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 4, 2013
Common Stock, $0.01 par value	30,328,928
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2013 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Form 10-K.

CBEYOND, INC.
For the Fiscal Year Ended December 31, 2012

PART I
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; the risk that the anticipated benefits, growth prospects and synergies expected from our acquisitions may not be fully realized or may take longer to realize than expected; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for the acquired products and technologies; delays, disruptions, costs and challenges associated with integrating acquired companies into our existing business, including changing relationships with customers, employees or suppliers; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; our ability to retain and motivate key employees from the acquired companies; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; our ability to implement and execute successfully our new strategic focus; our ability to expand fiber availability; the extent to which small and medium sized businesses continue to spend on cloud, network and security services; our ability to recruit, maintain and grow a sales force focused exclusively on our technology-dependent customers; our ability to integrate new products into our existing infrastructure; the effects of realignment activities; the extent to which our customer mix becomes more technology-dependent; our ability to achieve future cost savings related to our capital expenditures and investment in Ethernet technology; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.	Business
Overview
Cbeyond is a managed information technology (or "IT") and communications services provider. Our mission is to be the technology ally for small and mid-sized businesses so our customers can focus on their business, not their technology. We pursue this mission by packaging big-business technologies and services for small and mid-sized businesses in a convenient and affordable bundle that they generally could not obtain from any other single supplier. This strategy is based on the belief that small and mid-sized businesses highly value the capabilities and productivity such technologies and services enable, but do not typically have the resources, expertise, or time to purchase and manage them, particularly for the smaller scale of operations typical of our target customers. We first launched our service offerings in Atlanta in April 2001 and have since expanded our on-net network and service offerings into 13 additional metropolitan markets. Our off-net network, which is managed by third-party network providers, extends the reach of our services across the majority of the United States. Our products and bundles have evolved over time as new technologies have emerged, which is described in greater detail in Item 7 herein.
We provide services to businesses primarily consisting of between 5 and 249 employees in the United States. All of such services, other than certain cloud-based services purchased outside of an integrated bundle, are delivered over our secure all-Internet Protocol (or “IP”) network. Our secure network, which allows us to control quality of service much better than services delivered over the public Internet, achieves reliability comparable to that of traditional communications networks. We utilize various types of high-speed connections where available and economically feasible, such as copper-based and optical fiber networks (collectively referred to as "Metro Ethernet").
Cbeyond provides a high-value customer service experience tailored and devoted solely to serving small and mid-sized enterprises. Our network management and monitoring systems scan more than 100,000 network elements making millions of measurements each day. Our systems can detect anomalies and facilitate corrective action, often prior to customer detection. We give customers multiple paths to interact with us, including on-site sales and support, telephone, chat, fax, e-mail, and on-line portals. Our redundant call centers in Denver, CO and Atlanta, GA are staffed continuously 24 hours a day. Our data center in Louisville, KY, which is our primary data center for supporting our cloud-based services, is also staffed 24 hours a day.
Offerings
We market our service offerings under four product families: TotalNetwork, TotalVoice, TotalCloud, and TotalAssist. We combine these service offerings into a wide range of bundles to satisfy the unique needs of our customers. These bundles range from a basic offering of local and long distance voice communications services with broadband Internet access to a comprehensive offering of discrete IT, network, communications, mobile services, security, and professional services. Businesses that utilize both our network and data center offerings experience a higher level of performance, security, survivability, and risk management. This also often results in increased reliability, especially for remote users, and lower total cost of ownership. We are responsible for all aspects of their outsourced IT implementation.
TotalNetwork principally includes our Metro Ethernet broadband Internet access, T1 Internet access, Multi-Protocol Label Switching (or “MPLS”) and Virtual Private Networking (or “VPN”) services, as well as our expanding security portfolio that includes virus protection, Internet network border security services, firewalls, and remote secure VPN services. Our networking catalog also includes e-commerce capabilities and site-to-site enterprise grade internetworking. Internet access services provide symmetrical capacity ranging from 1.5 megabits per second (or “Mbps”) through 100 Mbps. These non-shared access networks with high performance peering are suitable for critical business applications such as video conferencing, websites, and e-commerce. For site-to-site enterprise networking, we offer Metro Ethernet and MPLS networking to any address in the United States. This managed service includes premise equipment and router for a competitive monthly price. It also features customer-configurable class of service so businesses can transport all voice and data over one unified network, a key driver for adoption of this service.
TotalVoice consists of our local, long distance, and mobile phone services.
TotalCloud includes our flagship cloud offerings TotalCloud Data Center and TotalCloud Phone System, hosted Microsoft® Exchange, Microsoft® ASP.Net™ Web hosting, and other managed hosting products such as Microsoft® SQL, on-line back up, and fax-to-email. Our TotalCloud Data Center infrastructure-as-a-service (or "IaaS") offering includes virtual and physical servers with Microsoft® Hyper-V™ hypervisor management engine and console. Our TotalCloud Phone System service includes our cloud server-based private branch exchange (or “PBX”).

TotalAssist contains a variety of professional services, including both one-time engagements and recurring monthly services. One-time engagements include services such as our Smart Start installation and training services as well as migration services for transitioning essential applications and data from customers' on-premise servers to our data center. We believe these migration services are a key differentiator and positively influence the adoption and implementation of our cloud-based solutions.
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
Sales and Marketing
Direct Sales
In our local network markets, our primary marketing mechanism is a direct sales force that presents communications bundles sold at fixed prices. This is an acquisition-centric, high-activity model. This approach enables us to intercept or create sales opportunities with little to no mass-marketing outreach. This strategy has proved successful in achieving penetration rates as high as one in five target businesses.
A more formal, consultative sales and marketing approach is used to address particularly high-value prospects. We engage these prospects with a more knowledgeable sales and technical support channel using formal funnel management and specific sales team assignments. During 2011, we began an initiative to realign our resources by reducing staffing levels in our traditional communications-centric sales force while expanding new distribution channels focused on technology-dependent customers.
Indirect Sales
We supplement our direct sales force with partners who leverage preexisting business relationships and act as sales agents. These agents include value-added resellers, local area network consultants and other IT and communications consultants.
Private Label Resellers
Private Label Resellers (or “PLRs”) use their brand and resources to market, sell, invoice, and provide support for their customers. PLRs include value-added resellers, managed services providers, systems integrators, and software vendors. We support PLRs in a wide range of activities that includes providing cloud infrastructure and services, on-line Web portals for end-user and PLR account administration, technical support, and overall program management. We invoice PLRs at a discount to our retail pricing for the services consumed by their end-user customers.
Marketing
Our marketing resources focus on supporting the consultative sales force. The goal is to create a viable presence and establish brand credibility. This includes advertising, vertical campaigns, collateral, digital marketing, incentives, events, press relations, analyst engagement, promotions, and events.
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

Our focus on small and mid-sized businesses means no single customer or group of customers represents a significant percentage of our customer base or revenues. Our largest customer segments are professional services, which include physicians, legal offices, insurance services, consulting firms, accounting firms and real estate services. Each of these segments represents less than 10% of our customer base.
Markets
We first launched our service offerings in Atlanta in April 2001 and have since expanded our on-net network and service offerings into 13 additional metropolitan markets within the United States. We offer MPLS to any address in the United States and offer cloud-based services to any address globally. As of December 31, 2012 we provide cloud-based services to customers located in more than 65 countries. During 2012, less than 1% of our total revenue came from customers based outside of the United States.
Network
Our network infrastructure utilizes a mixture of access and transport technologies that delivers high-speed, secure, and scalable network services. We have created our on-net network through a combination of owned and leased optical fiber and copper-based Ethernet assets. Our local, regional, and national networks are highly integrated providing an enhanced security and control of the quality of service delivered to our customers.
Today, our on-net network serves 14 metropolitan markets and our off-net network, which is managed by third-party network providers, extends our network reach and access across the majority of the United States. This allows geographically dispersed, multi-location companies to interconnect their locations across one unified network providing an end-to-end managed network.
We deliver our voice services by digitizing voice communications into IP packets and converging them with data services for transport across our network. Compared to traditional networks using legacy technologies, our network design requires significantly lower capital expenditures and operating costs.
The integration of our network with an automated front- and back-office system allows us to monitor network performance, quickly provision, and offer an on-line self-service portal, thereby reducing expenses while increasing satisfaction.
Metro Ethernet
We are increasing our capabilities to serve a significant number of our customers with Metro Ethernet by 2014. We substantially completed the copper-based Metro Ethernet customer conversion project in 2011 and have shifted focus to our optical fiber access initiative. During the first quarter of 2012 we executed agreements to provide optical fiber access in multiple markets through long-term capital leases of fiber infrastructure assets, including agreements for the indefeasible rights of use (or "IRU") of certain fiber network assets. These agreements are with a variety of fiber network providers and generally have terms of 20 years, with renewal options. We expect to incur costs of between $35 million and $40 million through 2014 associated with the initial phase of this initiative.
Today, in the 14 metropolitan markets served by our on-net network, our Metro-Ethernet network encompasses:
•The capability to reach more than 190,000 multi-tenant office buildings,
•Over 200 Cbeyond fiber “lit” multi-tenant office buildings,
•Over 5,000 3rd party fiber “lit” multi-tenant office buildings,
•Over 1,700 miles of intra-city fiber route miles,
•Copper-based Ethernet availability in all markets.
In 2013, we will continue to proactively invest in converting our legacy T1-based network access to Metro Ethernet access. Upfront costs associated with our Metro Ethernet initiative are expected to be offset by significant access cost savings and competitive advantages over time.
Competition
We broadly compete with companies that could provide both voice and enhanced services to small and mid-sized businesses in our markets.
Our voice service offerings primarily compete with the ILECs: CenturyLink in Denver, Minneapolis, and Seattle; AT&T in Atlanta, Dallas, Detroit, Houston, Chicago, Los Angeles, San Diego, Miami, and the San Francisco Bay Area; Verizon in Dallas, Los Angeles, the Greater Washington D.C. Area, and Boston; and Frontier in Seattle. Based on information provided by our customers at the time of activation, approximately 57% of our customers used an ILEC for local telephone service prior to signing with us.
We also compete in the provisioning of voice services with various cable television companies and competitive local exchange carriers (or “CLECs”) in each of our markets. Competing cable television companies include Cox Communications, Comcast, Time Warner Cable and Cablevision. Competing CLECs include XO Communications, Windstream, Integra Telecom, TelePacific Communications and EarthLink, among many others. Certain CLECs have adopted VoIP technology similar to that employed by us, and we expect others to do so in the future.
In addition, there are other providers using VoIP technology, such as Vonage and Skype (a division of Microsoft), which offer service using the public Internet to access their customers. We do not currently view these companies as our direct competitors because they primarily serve the consumer market and businesses with fewer than four lines. We expect other companies may be formed in the future to take advantage of a VoIP-based business model. Existing companies may also expand their focus in the future to target small and mid-sized business customers. Although we seldom provide bandwidth on a stand-alone basis, we face competition from broadband providers that facilitate access to Internet-based VoIP services and other cloud-based services. These competitors include the ILECs and certain cable television companies, as well as optical fiber-based bandwidth providers such as Zayo and Sidera.
In connection with our mobile service offerings, we compete with national wireless phone companies, such as AT&T, Sprint, T-Mobile USA, and Verizon Wireless, as well as other regional wireless providers.
In connection with our cloud-based service offerings, we compete with several cloud server and cloud PBX service providers. With respect to cloud server and other hosting services, we compete with companies such as Rackspace, Google, IBM, Hewlett-Packard, Internap, Hosting.com, Microsoft, GoDaddy.com, and Amazon Web Services. In the cloud PBX space we compete with providers such as 8x8, Telesphere, Bandwidth.com, Broadvox, SimpleSignal, and Vocalocity.
Government Regulation
As a company that sells telecommunications services, our business is, in part, subject to the statutory framework established by federal legislation in the Telecommunications Act of 1996 (or “Telecom Act”), various state statues and varying degrees of federal, state and local regulation. In contrast to certain other IP-based carriers, we have elected to operate as a common carrier, rather than representing that we should face diminished regulation based on our use of IP technology. As a common carrier, we are subject to the jurisdiction of both federal and state regulatory agencies that have the authority to review our prices, terms and conditions of service. These regulatory agencies exercise minimal control over our prices and services, but do impose various obligations such as reporting, payment of fees and compliance with consumer protection and public safety requirements. Further, we are also subject to requirements placed on “interconnected VoIP providers” in addition to the requirements we are subject to as a common carrier.
We operate as a facilities-based carrier and have received all necessary state and federal authorizations to do so. Unlike resale carriers, we do not rely upon access to the switching facilities of ILECs such as AT&T or Verizon. As a facilities-based carrier, we have undertaken a variety of regulatory obligations, including providing access to emergency 911 systems, permitting law enforcement officials access to our network upon proper authorization, contributing to the cost of the FCC's (and, where applicable, state) universal service programs and making our services accessible to persons with disabilities.
By operating as a common carrier, we also benefit from certain legal rights established by federal legislation, especially the Telecom Act, which gives us and other common carrier competitive entrants the right to interconnect to the ILECs' networks and to access elements of their networks on an unbundled basis. These rights are not available to providers who do not operate as common carriers. We have used these rights to gain interconnections with ILECs in each metropolitan market where we provide service and to purchase selected unbundled network elements (or “UNEs”) at prices based on incremental cost, that provide us with dependable, high-quality digital access to our customers' premises which we use to provide them with a bundle of management software services.
The United States Congress, (or “Congress”), the FCC, and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. While federal legislation that could affect our business operations or costs is always a possibility, we believe it is unlikely that any such negative legislation will be passed by Congress in 2013. We also believe the FCC is unlikely to adopt rules that extinguish our basic right or ability to compete in the telecommunications markets and that any rule changes that affect us will likely be accompanied by transition periods sufficient to allow us to adjust our business practices accordingly. Some of the changes under consideration by Congress, the FCC, and state regulators could affect our competitors differently than they affect us.

Regulatory Framework
Although we have begun providing service to our customers using Ethernet technology over copper loops without heavy reliance on ILEC-provided electronics and, to a lesser extent, optical fiber network connections that are not at all dependent on UNEs, our business continues to rely heavily on the use of T1 UNE loops and enhanced extended links that include T1 loop components for access to customer premises. Our existing strategy is based on FCC rules that require ILECs to provide us UNEs at wholesale prices based on incremental costs in all wire centers except those with the densest concentration of loops serving business customers. This exception affects the price we pay to obtain access to T1 loops in some of the central business districts we serve. These rules that currently govern our access to both T1 and copper loop UNEs may change due to future FCC decisions or acts of Congress, and we are unable to predict how such future developments may affect our business. We are, however, taking steps to minimize our reliance on ILEC facilities both to limit our exposure should current regulations change and to provide higher bandwidth services to our customers.
The Telecom Act
The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory preconditions to allow companies like us to compete for the provision of local communications services. We have developed our business, including our decision to operate as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the ILECs. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, new FCC rules and challenges to existing and proposed regulations by the ILECs. We anticipate that Congress will consider a range of proposals to modify the Telecom Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the ILECs' networks. However, we consider it unlikely that Congress would reverse the fundamental policy of encouraging competition in communications markets.
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
Unlike ILECs, our retail services are not currently subject to price cap or rate of return regulation. We are therefore free to set our own prices for end-user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable and non-discriminatory. We have filed tariffs with the FCC containing interstate rates we charge to long distance carriers for access to our network, also called interstate access charges. The rates we can charge for interstate access, unlike our end user services, are limited by FCC rules. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer's subscribed carrier and other consumer protection matters. The FCC has the authority to impose monetary forfeitures and to condition or revoke a carrier's operating authority for violations of these requirements. Our operating costs are increased by the need to assure compliance with these regulatory obligations.
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
The FCC has made significant changes to the federal USF and inter-carrier compensation regimes and is considering making additional reforms. These changes may affect the fees we are required to pay to the USF, but since we and our competitors generally pass these fees through to customers, we expect any changes to have minimal competitive effect. Similarly, although the FCC recently ordered significant reductions in the default rates for terminating interstate and intrastate telecommunications traffic, we do not expect these changes in inter-carrier compensation rules to have a material effect on us because we derive the vast majority of our revenues directly from our customers rather than from other carriers. Reciprocal compensation for termination of local calls is not a significant source of revenue, and we derive relatively little revenue from access charges for origination and termination of long-distance calls over our network. Nevertheless, the inter-carrier compensation regime is in a state of transition to implement the long term reforms adopted by the FCC, and it is impossible to foresee all potential outcomes, whether temporary or permanent, either of the transition or ultimate state of the inter-carrier compensation system. For example, it is possible, and we cannot predict, whether local telephone companies that rely more heavily on inter-carrier compensation revenues may seek to recoup lost access revenue by raising transit service rates or other rates associated with the switching and transport of telecommunications traffic.
We expect that any changes to the FCC rules governing our right to lease loops from the ILECs will continue to provide us with the ability to provision services to current and new customer locations, although not necessarily at current prices. All ILECs are required, independent of the UNE rules, to offer us some form of T1 loop and transport services as well as copper loops without associated electronics. It is possible that the FCC could eliminate these requirements at some time in the future, but we expect that any such elimination would be accompanied by new rules and regulations that would provide us with at least equivalent access to current and new customer locations although not necessarily via the same technology or at the same prices. Whatever actions the FCC or Congress may take, we may be able to negotiate reasonable prices for bandwidth services through commercial negotiations with ILECs, but we cannot provide assurance that these possibilities will occur. If all other options were unavailable, we would be required to pay special access rates for these services or comparable services. These rates are substantially higher than the rates we pay for UNEs.
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
In addition, states are required under the Telecom Act to approve agreements for the interconnection of telecommunications carriers' facilities with those of the ILEC, to arbitrate disputes arising in negotiations for interconnection and to interpret and enforce interconnection agreements. In exercising this authority, the states may ultimately determine the rates, terms and conditions under which we can obtain access to the loop and transport UNEs that are required to be available under the FCC rules. The states may re-examine these rates, terms and conditions from time to time.
State governments and their regulatory authorities may also assert jurisdiction over the provision of intrastate IP communications services where they believe that their authority is broad enough to cover regulation of IP-based services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of IP-based services, and some have chosen to regulate such services. Unlike some other IP-based providers, we already operate as a regulated carrier subject to state regulation, rules and fees and, therefore, we do not expect that our business will be materially affected by these proceedings. The FCC's ongoing proceedings on VoIP are expected to address, among other issues, the appropriate role of state governments in the regulation of these services.
Local Regulation
In certain locations, we are required to obtain local franchises, licenses or other operating rights and street opening and construction permits to install, expand and operate our telecommunications facilities along the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and non-discriminatory basis, to recover the costs associated with government's management of the public rights-of-way. These activities must be consistent with the Telecom Act and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction. In certain circumstances, we may be subject to local fees associated with construction and operation of telecommunications facilities along the public rights-of-way. To the extent these fees are required, we comply with applicable requirements to collect and remit the fees.
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
Intellectual Property
We currently own one patent, USPTO Patent Number 8219652, and have an application pending for another. We do not have licenses for any other patents. We maintain and protect trade secrets, know-how, and other proprietary information regarding many of our business processes and related systems. We also hold several federal trademark registrations, including:

•	Cbeyond®;

•	BeyondVoice®;

•	BeyondOffice®;

•	BeyondMobile®;

•	The last communications company a small business will ever need®; and

•	Cbeyond Logo.
Additionally, we have filed trademark applications for TotalNetwork, TotalVoice, TotalCloud, and TotalAssist.
Employees
As of December 31, 2012 and 2011, we had 1,667 and 1,928 employees, respectively. None of our employees are represented by labor unions. We believe employee relations are generally good.
Where You Can Find More Information
Our website address is www.cbeyond.com. The information contained on, or that may be accessed through, our website is not part of this annual report. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports at our investor relations website, ir.cbeyond.net/index.cfm, under the heading “SEC Filings” or on the SEC's website at www.sec.gov. We will also furnish a paper copy of such filings free of charge upon request. Investors can also read and copy any materials filed by us with the SEC at the SEC's Public Reference Room, which is located at 100 F Street, NE, Washington, DC 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. These reports are available on our investor relations website as soon as reasonably practicable after we electronically file them with the SEC. You can also find our Code of Ethics on our website under the heading “Corporate Governance” or by requesting a copy from us.

Item 1A.	Risk Factors
Risks Related to Our Business
Our growth and financial health are subject to a number of economic risks.
Financial markets periodically experience significant disruptions, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. During these disruptions, our ability to access capital and credit markets may be limited at a time when we would like, or need, to do so. This could have an impact on our ability to react to changing economic and business conditions and possibly impair our ability to access credit markets and finance our operations.
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
We have thus far grown our business by increasing the number of customers in existing markets, entering new geographical markets, and selling additional services to existing customers. We do not plan to open additional geographic markets in the near term and we expect future revenue growth will come by selling more complex and profitable services, including cloud-based services, to new and existing customers over a mix of access circuit types including UNE T1s, Ethernet services provided over UNE copper loops, fiber services provided via long-term leases, and other fiber connections through short-term operating leases. There is no guarantee we will be able to grow in the future. Our success in achieving growth depends upon several factors including:

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

•
Our ability to establish relationships and work effectively with the local telephone companies and other network infrastructure providers, building owners and managers, and installation and maintenance service providers for the provision and maintenance of access lines to customers; and

•
Federal and state regulatory conditions, including rules that burden our business and therefore increase our costs, and regulatory requirements imposed on incumbent providers from which we derive significant benefits.

We are dependent upon third parties to obtain higher bandwidth capacity through negotiated commercial arrangements with fiber, cable and telecommunications companies and building owners and managers. Our ability to enter new agreements or expand or renew existing agreements cannot be assured.
Pursuing our strategy of focusing on sophisticated customers with complex needs requires us to be able to provide higher bandwidth capacity than our traditional T1-based access type. We are dependent upon third parties to obtain this higher bandwidth capacity through negotiated commercial arrangements, rather than under a regulatory framework, with fiber, cable and telecommunications companies, which may be competitors, and building owners and managers. Our ability to enter new agreements or renew existing agreements, whether at economically attractive rates or at all, cannot be assured.

Our data center operations are concentrated in a few facilities. Disruptions at one or more of these locations could significantly diminish our ability to serve customers, which could reduce our revenue and harm our reputation and financial results.
Our services do not require geographic proximity of our data centers to our customers, so such facilities are concentrated at a few locations. These data centers are subject to various points of failure. Equipment problems, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Accordingly, downtime in one of our data centers could affect a significant proportion of our customers, which could reduce our revenue, harm our reputation and have adverse financial impacts to our business.
Acquisitions and joint ventures may have an adverse effect on our business.
We may continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy; that we do not realize a satisfactory return on our investment; or that we experience difficulty in the integration of new employees, business systems, and technology; or diversion of management's attention from our other businesses. These events could harm our operating results or financial condition.
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
The market we compete in is highly competitive. We compete, and expect to continue to compete, with many types of service providers, including traditional local telephone companies and cable companies. We also face competition from mobile service providers and large, well-established cloud service providers. In the future, we may also face increased competition from new VoIP-based service providers or other managed service providers. Our current or future competitors may provide services comparable or superior to those provided by us, or at lower prices, or adapt more quickly to evolving industry trends or changing market requirements.
A substantial majority of our target customers are existing small and mid-sized businesses that are already purchasing services from one or more of these providers. The success of our operations is in part dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, more extensive high-speed bandwidth capabilities, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans that are similar to (and in some cases lower than) the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Any of the foregoing factors could cause us to lose customers or further reduce our prices to remain competitive, resulting in continued decreases in average monthly revenue per customer location.
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
In the past several years, the communication industry has undergone a significant amount of consolidation. For example: Verizon merged with MCI; SBC merged with AT&T; AT&T and BellSouth merged; Comcast acquired a CLEC based in the Midwest and a nationwide wholesale provider of hosted VoIP services; Windstream acquired Nuvox, a privately held CLEC and competitor; and CenturyLink acquired Qwest. The increased size and market power of these companies may have adverse consequences for us, and other large mergers may create larger and more efficient competitors. These competitors could focus their large resources on regaining share in the small and mid-sized business sector, and we could lose customers or not grow. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes could have a harmful effect on our future financial results.
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
Our continued success depends on the scalability of our systems and processes. We cannot be certain that our systems and processes are adequate to support ongoing growth in customers. In addition, our growing managed services profile, including our cloud services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in fully integrating such newer services into our existing operations. Failure to effectively manage future growth in customers or product complexity could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.
We depend on third parties, including local telephone companies, fiber network operators and cable companies, for the installation and maintenance of a significant portion of our network elements and facilities, including access circuits to our customers.
A significant majority of our network elements and facilities, including customers' access circuits, are installed and maintained by third parties; primarily local telephone companies, but increasingly fiber network operators and cable companies due to our focus on higher bandwidth offerings. If these third parties do not perform installations, maintenance or repairs properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services. Since inception, we have experienced routine delays in the installation of T1 lines by the local telephone companies to our customers in each of our markets, although these delays have not yet resulted in any material impact to our ability to compete and add customers in our markets. Any delays or work stoppage action by employees of local telephone companies on which we rely to provide services to us could result in substantial delays in activating new customers' lines and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities, and we utilize certain of their network elements. These companies are required to provide access to UNEs and collocations under federal law, but it is possible that they could refuse to comply with their obligations or engage in delay tactics that could negatively affect our ability to compete. In addition, failure of these elements or damage to a local telephone company's collocation facility could cause disruptions in our service.
We depend on third-party providers who install and maintain our equipment at customer locations. We must maintain relationships with efficient service providers in our current cities and identify similar providers as we enter new markets in order to maintain quality in our operations.
The installation and maintenance of our equipment at customer locations is an essential step that enables our customers to use our service. We outsource these services to a number of different vendors in each market. We must ensure that these vendors adhere to the timelines and quality that we require to provide our customers with a positive experience. In addition, we must obtain these services at reasonable prices. If we are unable to continue maintaining a sufficient number of vendors in our markets who provide high quality service at reasonable prices to us, we may have to use our own employees to perform these services. We may not be able to manage such services effectively using our own employees with the quality we desire and at reasonable costs.
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
Our credit facility imposes restrictive covenants that may limit our flexibility, and breach of those covenants may cause us to be in default under those agreements.
The credit agreement limits, and in some circumstances prohibits, our ability to, among other things:

•	Incur additional debt;

•	Pay dividends;

•	Make capital expenditures, investments or other restricted payments;

•	Guarantee debts;

•	Create liens;

•	Sell assets;

•	Repurchase our common stock; and

•	Engage in mergers and acquisitions.
In addition, the credit agreement also requires us to achieve certain financial results.
Complying with these covenants may impact our ability to obtain future financing, make acquisitions or capital expenditures at a time when we may need to do so. Such limitations could reduce our ability to grow, and possibly maintain operations, in the future, particularly in prolonged economic contractions. They may also prevent us from taking advantage of opportunities that may arise.
If we fail to comply with these covenants or maintain required financial results, outstanding indebtedness could become immediately due and payable. If we are unable to repay those amounts, our lender could initiate a bankruptcy or liquidation proceeding or foreclose on the collateral granted to them to secure that indebtedness.
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
The T1 and voice-grade copper loop connections we provide to our customers are leased primarily from our competitors, the local telephone companies. The rules of the FCC, adopted under the Telecom Act, generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible, though we believe unlikely, that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates.
Our rights of access to the facilities of local telephone companies may also change as a result of future regulatory decisions, including forbearance petitions by ILECs that currently provide us with access to collocations and UNEs, as well as court decisions. To date, no forbearance petitions have been granted that have had any impact on our operations and none are pending. This could change, however, and there is the possibility that future forbearance grants or other regulatory rulings could limit our various rights under the Telecom Act.

Although we expect that we will continue to be able to obtain T1 and other copper loop connections for our customers, we may not be able to do so at current prices. State regulatory commissions periodically review and establish pricing for the majority of the T1 and other copper loop connections we use. State commission decisions are subject to appeal. If our right to obtain these connections at regulated prices based on incremental costs is further impaired, we will need to either negotiate new commercial arrangements with the local telephone companies to obtain the connections, perhaps at unfavorable rates and conditions, or obtain other means of providing connections to our customers, which may be expensive and require a long timeframe to implement. These actions may cause us to exit affected markets and decrease our customer base and revenues.
The FCC is also considering changing its rules for calculating incremental cost-based rates, which could result in either increases or decreases in our cost to lease these facilities. Significant increases in wholesale prices, especially for the loop element we use most extensively, could materially harm our business.
Under the FCC's rules, we are required to contribute a percentage of revenue generated from interstate and international telecommunications services (and VoIP services) to the federal USF. Current FCC rules permit us to pass this contribution amount on to our customers. The FCC has adopted a number of reforms to its USF mechanisms and currently is considering others. It is possible that the reforms adopted could increase our overall contribution obligations-for example, by expanding the scope of the regulatory regime to cover broadband Internet access services and/or limiting our ability to pass these costs through to our customers. To the extent the FCC adopts new contribution requirements, expands the base of services subject to contribution requirements or otherwise imposes additional contribution obligations, such requirements and obligations may increase the costs we incur to comply with such regulations.
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
We are required to bill taxes, fees and other amounts (collectively referred to as “taxes”) on behalf of government entities on some of the services we provide to our customers. These entities include governments and governmental authorities at the county, city, state and federal level (or “taxing authorities”). Each taxing authority may have one or more taxes with unique rules as to which services are subject to each tax and how those services should be taxed. While some types of taxes may be similar among taxing authorities, the rules and applicable rates are often unique and change from time to time. Determining which taxing authorities have jurisdiction for a customer, which taxes are applicable, and how the specific rules should be applied often involves exercising judgment and making estimations. The nature of this process creates a risk of non-compliance, such as subjecting a customer to the wrong taxing authorities. Other risks that represent higher exposure to us include interpreting rules in a manner that may differ from the taxing authority, resulting in one or more of the following outcomes: we may not charge for a tax that we may be liable for, we may charge for a tax at a rate that is lower than what we may be liable for, or we may apply the correct rate using a methodology that differs from the applicable taxing authority's methodology. Because we sell many of our services on a bundled basis and assess different taxes on the individual components included within the bundle, there is also a risk that a taxing authority could disagree with the taxable value of a component.
Taxing authorities can perform audits for any period or periods still open for review under the applicable statute. These statutes typically provide that periods remain open for three to four years. If we were found to be improperly assessing taxes and were assessed for multiple years of under-billing our customers, we could be subject to significant assessments of past taxes, fines and interest, which could materially harm our financial condition.
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
We obtain the majority of our network equipment and software from a limited number of third-party suppliers. Our success depends upon the quality, availability and price of these suppliers' network equipment and software.
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
The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing or obtain additional equity capital. In addition, the terms of our secured revolving line of credit (or “Credit Facility”) with Bank of America subjects us to restrictive covenants limiting our flexibility in planning for, or reacting to changes in, our business, and any other indebtedness we incur in the future is likely to include similar covenants. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we raise funds by selling more stock, our stockholders' ownership in us will be diluted, and we may grant future investors rights superior to those of the common stockholders. If we are unable to obtain additional capital when needed, we may have to delay, modify or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in our industry and adversely affect our financial condition.
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

•
Achieving and maintaining the utility, compatibility and performance of our cloud-based services on the growing array of computing devices, including smartphones, handheld computers, netbooks, and tablets; and

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
The communications industry has experienced, and will probably continue to experience, rapid and significant changes in technology. Technological changes, such as the use of wireless or other alternatives to provide network access to customers in place of the T1 or other access lines we lease from the local telephone companies, could render aspects of the technology we employ suboptimal or obsolete and provide a competitive advantage to new or larger competitors who might more easily be able to take advantage of these opportunities. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we do. We cannot provide assurance that we will be able to obtain access to new technologies, that we will be able to do so as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs. In addition, responding to demand for new technologies, such as our Metro Ethernet expansion, requires us to increase our capital expenditures, which may require additional financing in order to fund. As a result of those factors, we could lose customers and our financial results could be harmed.
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
In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, a major natural disaster, extreme weather, earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center, data centers or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event, and our markets, which are major metropolitan areas, may be more likely to be the targets of terrorist activity.
There is no assurance of profitability in the future.
We recorded net losses of $2.3 million, $8.0 million and $1.7 million in 2012, 2011 and 2010, respectively. We cannot provide any assurance that we will generate positive net income in the future. Future losses could require us to slow our growth and make other changes to our business plans.
If our goodwill or definite-lived intangible assets become impaired, we may be required to record a significant charge to earnings.
Under accounting principles generally accepted in the United States (or “GAAP”), we review our definite-lived intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or definite-lived intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or definite-lived intangible assets is determined, negatively impacting our results of operations.

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
The continued expansion of our business will require substantial funding. Accordingly, we do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders' investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease a 158,790 square-foot facility for our corporate headquarters in Atlanta, GA. We also lease data center facilities in Atlanta, GA and Dallas, TX as well as sales office facilities that generally range between 15,000 to 28,000 square-feet in each of our markets. Our total rental expenses in 2012 were approximately $1.3 million for our collocation and data center facilities and approximately $8.2 million for our offices. Additionally, we own a 33,000 square-foot data center in Louisville, KY that is focused on cloud-based services. Management believes that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

Item 3.	Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of December 31, 2012, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The information within Note 17 to the Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price Information and Dividend Policy for Our Common Stock
Our common stock trades on the NASDAQ Global Market under the symbol “CBEY.” As of March 4, 2013, the closing price of our common stock was $7.05 and there were approximately 57 holders of record of shares of our common stock. The table below shows the quarterly high and low trading prices of our common stock reported on the NASDAQ Global Market:

	Market Prices
	High	Low
Calendar Year 2011:
First quarter	$16.34	$11.41
Second quarter	14.74	11.31
Third quarter	13.84	6.97
Fourth quarter	8.53	5.75
Calendar Year 2012:
First quarter	9.42	7.20
Second quarter	8.05	5.61
Third quarter	10.19	6.40
Fourth quarter	$10.11	$6.65
We have never paid or declared any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future. The terms of our Credit Facility with Bank of America restrict our ability to pay dividends on our common stock. We currently anticipate that we will use any future earnings in the operation of our business and to fund future growth. The decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition and requirements, business conditions, covenants under any applicable contractual arrangements, and any other factors the board of directors may consider relevant.
Transfer Agent and Registrar
American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Financial Data
You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Statements of Operations data for 2012, 2011 and 2010, and the Consolidated Balance Sheets data as of December 31, 2012 and 2011 are derived from the audited Consolidated Financial Statements and notes thereto included in this report. The Consolidated Statements of Operations data for 2009 and 2008 and the Consolidated Balance Sheets data as of December 31, 2010, 2009 and 2008, are derived from audited Consolidated Financial Statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.

	Year ended December 31,
	2012	2011	2010	2009	2008
Consolidated Statements of Operations Data (in thousands)
Revenue	$487,966	$485,422	$451,965	$413,771	$349,700
Operating expenses:
Cost of revenue (exclusive of $40,494, $39,439, $34,843, $31,838, and $27,779 depreciation and amortization, respectively)	158,582	161,306	146,507	138,093	109,673
Selling, general and administrative (exclusive of $33,529, $30,456, $24,461, $20,002, and $13,797 depreciation and amortization, respectively)	250,515	257,740	249,082	228,506	192,354
Depreciation and amortization	74,023	69,895	59,304	51,840	41,576
Total operating expenses	483,120	488,941	454,893	418,439	343,603
Operating income (loss)	4,846	(3,519)	(2,928)	(4,668)	6,097
Other income (expense):
Interest income	—	—	2	28	846
Interest expense	(577)	(500)	(281)	(152)	(224)
Other income, net	—	1,211	1,867	498	71
Income (loss) before income taxes	4,269	(2,808)	(1,340)	(4,294)	6,790
Income tax (expense) benefit	(6,591)	(5,176)	(314)	2,074	(3,094)
Net (loss) income	$(2,322)	$(7,984)	$(1,654)	$(2,220)	$3,696

	Year ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands, except per share data and ARPU)
Consolidated Balance Sheets Data (at period end):
Cash and cash equivalents	$30,620	$8,521	$26,373	$39,267	$36,975
Working capital	(2,122)	(23,309)	(3,568)	19,801	17,681
Total assets	255,048	241,072	257,967	228,891	212,487
Contingent consideration (1)	—	4,927	6,824	—	—
Long-term debt	8,269	—	—	—	—
Stockholders' equity	171,886	163,987	173,121	158,605	143,535
Other Financial Data:
Cash capital expenditures (2)	61,605	77,604	61,962	60,650	67,611
Net cash provided by operating activities	89,291	75,874	79,149	62,610	48,628
Net cash used in investing activities	(65,260)	(78,784)	(92,619)	(60,729)	(67,640)
Net cash (used in) provided by financing activities	(1,932)	(14,942)	576	411	(187)
Net (loss) income per common share, basic	$(0.08)	$(0.27)	$(0.06)	$(0.08)	$0.13
Net (loss) income per common share, diluted	$(0.08)	$(0.27)	$(0.06)	$(0.08)	$0.12
Weighted average common shares outstanding, basic	29,482	29,224	29,366	28,753	28,339
Weighted average common shares outstanding, diluted	29,482	29,224	29,366	28,753	29,589
Non-GAAP Financial Data:
Adjusted EBITDA (3)	$94,245	$80,163	$72,935	$63,126	$60,560
Free Cash Flow (3)	$32,640	$2,559	$10,973	$2,476	$(7,051)
ARPU	$649	$661	$700	$744	$752

(1)	Represents the current and non-current portions of the contingent liability related to the acquisitions of MaximumASP and Aretta (see ).

(2)	Represents cash purchases of property and equipment per the Consolidated Statement of Cash Flows.

(3)
Adjusted EBITDA and Free Cash Flow are not substitutes for Revenue, Operating income (loss), Net (loss) income, or Net cash provided by operating activities as determined in accordance with GAAP, and are not substitute measures of performance or liquidity. See “Non-GAAP Financial Measure” for our reasons for including Adjusted EBITDA and Free Cash Flow data in this report and for material limitations with respect to the usefulness of these measurements.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands)
Reconciliation of Free Cash Flow and Total Adjusted EBITDA to Net (loss) income:
Free Cash Flow	$32,640	$2,559	$10,973	$2,476	$(7,051)
Cash capital expenditures	61,605	77,604	61,962	60,650	67,611
Adjusted EBITDA	94,245	80,163	72,935	63,126	60,560
Depreciation and amortization	(74,023)	(69,895)	(59,304)	(51,840)	(41,576)
Non-cash share-based compensation	(13,140)	(14,149)	(15,591)	(15,954)	(12,887)
MaximumASP purchase accounting adjustments (1)	—	516	(213)	—	—
Transaction costs	—	(154)	(755)	—	—
Realignment costs (2)	(2,236)	—	—	—	—
Interest income	—	—	2	28	846
Interest expense, net	(577)	(500)	(281)	(152)	(224)
Other income, net	—	1,211	1,867	498	71
Income (loss) before income taxes	4,269	(2,808)	(1,340)	(4,294)	6,790
Income tax (expense) benefit	(6,591)	(5,176)	(314)	2,074	(3,094)
Net (loss) income	$(2,322)	$(7,984)	$(1,654)	$(2,220)	$3,696

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

(2)	During 2012, $2.2 million of realignment costs are included in Selling, general and administrative expense and $0.7 million are included in Depreciation and amortization.
Non-GAAP Financial Measures
Adjusted EBITDA
Our Chief Executive Officer, who is our Chief Operating Decision Maker (or “CODM”), uses Adjusted EBITDA to assess the performance of the business at a consolidated level. Our Adjusted EBITDA is a non-GAAP financial measure. Our management uses Adjusted EBITDA in its decision-making processes relating to the operation of our business together with GAAP measures such as revenue and income (loss) from operations. EBITDA represents net income (loss) before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation, and amortization expense, excluding, when applicable:

•	Non-cash share-based compensation,

•	Gains or losses on asset dispositions and other non-operating income or expense,

•	Public offering expenses or acquisition-related transaction costs;

•
Purchase accounting related adjustments, which affect period-to-period financial performance comparability in periods subsequent to the acquisition and are not indicative of changes in underlying results of operations; and

•	Charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan.
Our management believes that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation, amortization, non-cash share-based compensation, and other items, which may vary from period to period without any correlation to underlying operating performance and vary widely among similar companies. We provide information relating to Adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of operating performance on a consolidated basis and our ability to generate operating cash flows to fund working capital, debt obligations, and capital expenditures.

In addition, we believe Adjusted EBITDA is a useful comparative measure within the communications industry because the industry has experienced merger and acquisition activity and financial restructurings, which have led to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense), and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies, as well as non-operating or infrequent charges to earnings, such as the effect of debt restructurings.
Accordingly, we believe Adjusted EBITDA allows analysts, investors and other interested parties in the communications industry to facilitate company-to-company comparisons by eliminating some of the foregoing variations. Adjusted EBITDA as used in this report may not, however, be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure.
Our calculation of Adjusted EBITDA is not directly comparable to earnings before interest and taxes (or "EBIT") or EBITDA. In addition, Adjusted EBITDA does not reflect:

•	Our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Changes in, or cash requirements for, our working capital needs;

•	Our interest expense or the cash requirements necessary to service interest or principal payments on our debt;

•
Any cash requirements for the replacement of assets being depreciated and amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges; and

•	Cash used for business acquisitions.
Adjusted EBITDA is not intended to replace operating income (loss), net income (loss) and other measures of financial performance reported in accordance with GAAP. Rather, Adjusted EBITDA is a measure of operating performance to consider in addition to those measures. Because of these limitations, Adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. We compensate for these limitations by relying primarily on our GAAP results and using Adjusted EBITDA as a supplemental financial measure.
Free Cash Flow
Free Cash Flow represents the cash that a company is able to generate after cash expenses and capital expenditures necessary to maintain or expand its asset base. We believe that Free Cash Flow is an important metric for investors in evaluating how a company is currently using cash generated and may indicate its ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, payment of dividends or share repurchases. Internally, we have also begun to focus on Free Cash Flow as an important operating performance metric and have designed our corporate bonus compensation plan to utilize Free Cash Flow as a component. However, Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.
Historically, we have defined Free Cash Flow as Adjusted EBITDA less total capital expenditures. During the first quarter of 2012, we refined our definition of capital expenditures for purposes of calculating Free Cash Flow to distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is primarily driven by the significant investments we are making to lease fiber network assets that have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These favorable future cash flows will result from fiber infrastructure replacing a significant portion of the access and transport circuits we currently lease from incumbent local exchange carriers. We have recast all historical disclosures of capital expenditures as well as Free Cash Flow for all periods presented in this Form 10-K to be consistent with this delineation between cash and non-cash capital expenditures.

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
Overview
We first launched our service offering in Atlanta in April 2001 and have since expanded service into 13 additional metropolitan markets. From inception, our strategy has been to package big-business technologies and services for small and mid-sized companies in convenient and affordable bundles that they generally could not obtain from any other single supplier. This strategy is based on the belief that small and mid-sized businesses highly value the capabilities and productivity such technologies and services enable, but do not generally have the resources, expertise, or time to purchase and manage them, particularly for the smaller scale of operations typical of our target customers.
Our initial service offering conveniently bundled local and long-distance voice services with T1 Internet access with a higher level of quality and at a lower price than our customers could obtain by purchasing these services separately. Over time, we began adding new technologies and services to our bundles as they became available, including mobile voice and data, email, voicemail, Web hosting, secure backup and file sharing, fax-to-email, virtual private network, desktop security, Microsoft® Exchange, mobile workforce management, virtual receptionist, MPLS, Metro Ethernet broadband Internet access, and other IT and communications services.
Understanding the capital and operating efficiencies, as well as enhanced data security, that off-premise computing could bring to our customers, we acquired MaximumASP and Aretta in late 2010 to expand our IT services into cloud computing with virtual and physical cloud servers and cloud PBX. During 2012, we completed the full integration of the operations of MaximumASP and Aretta into our existing operations under common functional leadership. Subsequent to these acquisitions, we began offering professional services to assist customers with their transition to cloud-based services and have expanded these services to additional one-time services, such as MPLS network design, and recurring services, such as remote monitoring. Our four product families include TotalNetwork, TotalVoice, TotalCloud, and TotalAssist, which reflect our service offerings that have evolved over time.
Recognizing that our greatest value proposition for customers is when we are able to bring them those technologies and services that are more resource intensive or difficult to obtain and manage, we focus more of our selling and service delivery efforts toward small and mid-sized businesses that are dependent on technology and have complex IT needs. Our research enables us to define and quantify a segment of the small-business customer market called the “technology-dependent” customer. Technology-dependent customers have the following characteristics:

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
We announced this strategy in early 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices. This strategic realignment resulted in $2.9 million of expense during 2012. We expect to complete the realignment during the first half of 2013 and incur approximately $0.5 million of additional realignment charges.
In connection with our focus on technology-dependent customers, we defined certain of our technology-dependent customers as “Cbeyond 2.0” customers. Cbeyond 2.0 customers are those customers that we provide network access at speeds in excess of 10 Mbps or certain cloud-based services, such as virtual servers, physical servers, or cloud PBX services. In addition, we designate customers using our MPLS service as Cbeyond 2.0 customers. We refer to all other customers as Cbeyond 1.0 customers. Although Cbeyond 1.0 customers also frequently purchase cloud-based services from us, we delineate between Cbeyond 1.0 and Cbeyond 2.0 based on how pervasive or significant we believe such services are to a customer’s operation. Specifically, we consider the cloud-based services that qualify a customer as Cbeyond 2.0 as infrastructure-as-a-service in nature. We believe the distinction is important because infrastructure services are generally longer-term in nature, generate higher revenues and provide a gateway for software-as-a-service products.
Our cloud-based services that do not qualify a customer as being designated Cbeyond 2.0 include products such as virtual receptionist, Microsoft® Exchange hosting, Web hosting, and fax-to-email, among others. Depending on the product, we host these types of services for between 5% and 80% of our customers and have been hosting such services for most of our existence, which gives us significant experience in operating in a cloud computing environment. These cloud-based services are typically included within our bundled services, but customers purchase additional quantities to meet their specific needs. Charges for additional services outside of our bundled package grew 15.5% during the current year, from $6.1 million in 2011 to $7.0 million in 2012.
We estimate that almost one-half of our customers are technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions or advanced network services, or they obtain these services from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. During the fourth quarter of 2012, we generated $11.4 million, or 9.5%, of revenue from Cbeyond 2.0 customers, which represents a 66.5% increase over the amount recognized during the first quarter of 2012. We did not start tracking the comprehensive Cbeyond 2.0 customer base until 2012, and thus we do not have comparable and meaningful prior year Cbeyond 2.0 customer revenue data.
We currently include all revenue from customers who purchase network access from us (or "Network access customers") within our average monthly revenue per customer location (or “ARPU”) calculation. Thus, revenue from customers who purchase cloud-based services independent of network access is excluded from ARPU. After considering all cloud-based services, we believe that Cbeyond 2.0 customers currently provide over 60% higher ARPU than that of our Cbeyond 1.0 customers and we expect that percentage to grow over time. We have not yet determined the revenue metrics that best represent the results of the consolidated business or the results from customers that purchase cloud-based services independent of network access.
We focus our sales efforts on customers that purchase both network and cloud-based services since we believe that these services, when combined, offer the greatest value proposition to customers and allows us significantly more control over the quality of service. Therefore, we do not expect revenue from customers that only purchase cloud-based services to grow as quickly as revenue from customers who purchase both network access and cloud services from us.

	Year ended December 31,
	2012	2011	2010
Calculation of ARPU (Dollar amounts in thousands, except ARPU):
Total revenue	$487,966	$485,422	$451,965
Cloud only revenue	(13,581)	(12,793)	(1,784)
(A) Network access customer revenue (1)	$474,385	$472,629	$450,181
(B) Average Network access customers	60,931	59,571	53,588
ARPU (A / B / number of months in period)	$649	$661	$700

(1)
During the third quarter of 2012 we began including revenue from certain cloud-based services provided to Network access customers within the ARPU calculation that were not previously included. We have recast all historical disclosures of ARPU for all periods presented in this Form 10-K to conform to the current presentation.

As we accelerate sales of cloud-based services to both new and existing technology-dependent Network access customers, we expect our revenue to include an increasing proportion of higher ARPU Cbeyond 2.0 customers. Our concentrated focus on technology-dependent customers was expected to result in little to no net growth in customers in 2012 and we expect this to continue in the near term; however, we expect that in the longer-term our ARPU and customer additions will increase as our customer mix becomes more oriented to those who are technology-dependent and are using our services to satisfy their technology needs. In addition, we expect that our future capital expenditures and operating expenses will continue to be more focused on selling to these types of customers. Operating expenses will include the cost of revenue to support a higher bandwidth Metro Ethernet network and the selling expenses of a more focused and consultative sales force. Capital expenditures will include the costs of building out a higher bandwidth network, additional hosting infrastructure, and product development.
During the first quarter of 2012, we executed agreements to provide optical fiber access in multiple markets through long-term capital leases of fiber infrastructure assets, including agreements for the indefeasible rights of use (or "IRU") of certain fiber network assets. Upon execution of these agreements, we took delivery of fiber assets and incurred future minimum capital lease obligations of $2.4 million. This obligation was partially satisfied in May 2012 through a $2.0 million lump sum payment directly funded by our Fiber Loan. During the remainder of 2012, we took delivery of additional fiber assets with future minimum capital lease obligations of $4.3 million. The cash outlays for all obligations arising from our fiber assets will be either directly funded by our Fiber Loan or financed through fiber providers and will be payable by us through 2018 either as debt or capital lease obligations.
Under these agreements, we have building access agreements (or "BAAs") and outstanding construction orders for fiber assets with expected future minimum lease payments of $6.2 million. These commitments are not recognized on the balance sheet as of December 31, 2012 because they are contingent upon third parties completing construction and our testing and acceptance of the fiber assets. As of December 31, 2012, we have placed additional construction orders that total $11.5 million for which we have not yet obtained building access agreements. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders may never be constructed. Additional construction orders may be placed under these contracts in the future.
Through June 30, 2012, we were organized into three reportable segments: Core Managed Services Established Markets, Core Managed Services Emerging Markets, and Cloud Services. Beginning in late 2011 and continuing into the third quarter of 2012, we integrated substantially all administrative and operating functions of our former Cloud Services segment into the administrative and operating functions of our former Core Managed Services segments. Sales and marketing functions have also been combined as we focus on selling integrated service bundles that include our cloud-based services. Due to the advanced stage of our integration, during the third quarter of 2012, our CODM shifted his focus towards a product-oriented structure rather than a geographic basis and began reviewing financial results on a consolidated basis accompanied by disaggregated revenue information by product line. Accordingly, we revised our reportable segments to one reportable segment during the third quarter to reflect this change, which we expect to continue for the foreseeable future.
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
Management believes that Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing operations. EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gains or losses on asset dispositions, and non-operating income or expense. On a less frequent basis, Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan (collectively referred to as realignment costs).
Historically, we have defined Free Cash Flow as Adjusted EBITDA less total capital expenditures. During the first quarter of 2012, we refined our definition of capital expenditures for purposes of calculating Free Cash Flow to distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is driven primarily by the significant investments we are making to lease fiber network assets that have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These favorable future cash flows will result from fiber infrastructure replacing a portion of the access and transport circuits we currently lease from incumbent local exchange carriers. We have recast all historical disclosures of capital expenditures as well as Free Cash Flow for all periods presented in this Form 10-K to be consistent with this delineation between cash and non-cash capital expenditures.

	Year ended December 31,
	2012	2011	2010
Reconciliation of Capital Expenditures (in thousands)
Cash capital expenditures (1)	61,605	77,604	61,962
Non-cash capital expenditures:
Fiber capital lease assets	6,742	—	—
Equipment capital lease assets	1,591	—	—
Leasehold improvements	—	87	870
Total capital expenditures	69,938	77,691	62,832

(1)	Represents cash purchases of property and equipment per the Consolidated Statement of Cash Flows.

Adjusted EBITDA was $94.2 million in 2012, an 18% increase over 2011. Free Cash Flow was $32.6 million in 2012 compared to $2.6 million in 2011. The growth in Adjusted EBITDA and Free Cash Flow is primarily attributable to a reduction in capital expenditure subsequent to our copper-based Metro Ethernet conversion efforts in 2011 and lower operating costs as a result of our strategic realignment.

	Year ended December 31,
	2012	2011	2010
Reconciliation of Free Cash Flow and Adjusted EBITDA to Net loss (in thousands)
Free Cash Flow	$32,640	$2,559	$10,973
Cash capital expenditures	61,605	77,604	61,962
Adjusted EBITDA	94,245	80,163	72,935
Depreciation and amortization	(74,023)	(69,895)	(59,304)
Non-cash share-based compensation	(13,140)	(14,149)	(15,591)
MaximumASP purchase accounting adjustments (1)	—	516	(213)
Transaction costs	—	(154)	(755)
Realignment costs (2)	(2,236)	—	—
Interest expense, net	(577)	(500)	(279)
Other income, net	—	1,211	1,867
Income (loss) before income taxes	4,269	(2,808)	(1,340)
Income tax expense	(6,591)	(5,176)	(314)
Net loss	$(2,322)	$(7,984)	$(1,654)

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

(2)	During 2012, $2.2 million of realignment costs are included in Selling, general and administrative expense and $0.7 million are included in Depreciation and amortization.
Revenue
Our revenue is disaggregated into Network, Voice and Data or Managed Hosting and Cloud. Managed Hosting and Cloud includes virtual servers, physical servers, and cloud PBX services to customers and distribution channels that are not limited by geographical location. Our focus is to provide these services to Network access customers; however, certain customers purchase these cloud-based services independent of network access. Managed Hosting and Cloud also includes other services, such as virtual receptionist, Microsoft® Exchange hosting, Web hosting, and fax-to-email, that are purchased by Network access customers in quantities that exceed those included in their bundled service package.
We seek to sell our services through three-year contracts, but also offer one-year and two-year contracts at generally higher prices. As a result, customer churn rates impact our projected future revenue streams. We define customer churn rate for a given month as the number of Network access customers disconnected in that month divided by the total number of Network access customers at the beginning of that month. Due to differences in ARPU between Cbeyond 1.0 customers and Cbeyond 2.0 customers, we believe a unit-based churn metric is likely to become less meaningful than it has been historically. In the future, we intend to transition to a revenue-based churn metric that will be applicable to all revenue, including revenue from customers that purchase cloud-based services independent of network access.
Although not a significant source of our Network, Voice and Data revenue, we charge other communications companies for terminating calls to our customers on our network. Terminating access charges have historically grown at a slower rate than our customer base due to reductions in access rates on interstate calls as mandated by the Federal Communications Commission. These rate reductions are expected to continue in the future.
Cost of Revenue
Our cost of revenue represents costs directly related to the operation of our network and includes payments for access circuits, interconnection and transport fees, customer circuit installation costs, fees paid for Web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees, and the cost of mobile handsets. Cost of revenue associated with our cloud-based services includes licensing fees for the required operating systems, broadband service and access fees, and power for our data center facilities.

The primary component of cost of revenue consists of the access fees paid to local telephone companies for high capacity circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we also lease from local telephone companies.
Historically, most of the high capacity circuits we leased have been T1’s, which are the largest component of our circuit access fees. However, we are converting many of our existing customer T1 circuits and have begun serving new customers using Metro Ethernet in place of T1 circuits in a number of locations. Although not available to us on an ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers’ bandwidth at speeds well in excess of T1 circuits while reducing our ongoing operating expenses. We substantially completed our copper-based Metro Ethernet customer conversion project in 2011 and in 2012 we shifted our focus to our optical fiber access initiative. Costs related to our fiber network include lease payments and maintenance costs for dark fiber (or fiber provided by third parties operated by us) and access fees for lit fiber (or fiber operated by third parties). We expect these costs to increase in 2013 as we expand our fiber network.
A rising component of cost of revenue is transport cost, which is primarily the cost we incur with ILECs for traffic between central offices where we have collocation equipment, traffic between wire centers without our presence and our collocations, and intercity traffic between our markets. These costs have increased in the near term as we have built additional collocations to support our Metro Ethernet initiative; however, we expect that the increased transport costs will be offset by greater reductions in future access fees resulting from our investment in Ethernet technology, which provides significantly lower operating expenses than traditional T1 technology.
Another significant component of our cost of revenue is the cost associated with our mobile offering. These costs include usage-based charges, monthly recurring base charges, or some combination thereof, depending on the type of mobile product in service and the cost of mobile equipment sold to our customers. The cost of mobile devices typically exceeds our selling price due to the highly competitive marketplace and traditional pricing practices for mobile services. We believe these costs are offset over time by the long-term profitability of our service contracts.
We routinely negotiate and receive telecommunication cost recoveries from various local telephone companies to resolve prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. We also receive payments from local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies’ performance in the delivery of circuits and other services. Because of the many factors that impact the amount and timing of telecommunication cost recoveries, we are often unable to estimate the outcome of these situations. Accordingly, we generally recognize telecommunication cost recoveries as offsets to cost of revenue when the ultimate resolution and amount are known and verifiable. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods. In the future, through systematic improvements in process applications, and after gaining further historical experience, we may be able to more reliably estimate the outcome of telecommunication cost recoveries prior to being known and verifiable, which could result in earlier recognition of these recoveries.
Selling, General and Administrative Expense
Our selling, general and administrative expense consist of salaries and related costs for employees and other costs related to sales and marketing, engineering, information technology, billing, regulatory, administrative, collections, legal, and accounting functions. In addition, bad debt expense and share-based compensation expense are included in selling, general and administrative expenses.
Our selling, general and administrative expense includes both fixed and variable costs. Fixed costs include the cost of staffing certain corporate functions such as IT, marketing, administrative, billing and engineering, and associated costs, such as office rent, legal and accounting fees, property taxes, and recruiting costs. Variable costs include commissions; bonuses; marketing materials; the cost of provisioning and customer activation staff, which varies with the level of installation of new customers; and the cost of customer care and technical support staff, which varies with the level of total customers on our network; and the complexity of our product offering.
Reclassifications
Reclassifications have been made to the 2011 and 2010 Revenue table within Item 7 herein to present our revenue on a product-line basis, separating Network, Voice and Data from Managed Hosting and Cloud. Reclassifications have also been made to ARPU within Item 7 herein to include revenue from certain cloud-based services provided to Network access customers within the calculation that were not previously included. Such reclassifications were made to conform to the current year presentation.

Consolidated Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue (Dollar amounts in thousands, except ARPU)

	For the year ended December 31,
	2012		2011		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Network, Voice and Data	$463,289	94.9%	$464,659	95.7%	$(1,370)	(0.3)%
Managed Hosting and Cloud	24,677	5.1%	20,763	4.3%	3,914	18.9%
Total revenue	487,966		485,422		2,544	0.5%
Cost of revenue	158,582	32.5%	161,306	33.2%	(2,724)	(1.7)%
Gross margin (exclusive of depreciation and amortization)	$329,384	67.5%	$324,116	66.8%	$5,268	1.6%
Network access customer data:
Customer locations at period end	59,692		62,169		(2,477)	(4.0)%
ARPU	$649		$661		$(12)	(1.8)%
Average monthly churn rate	1.6%		1.4%		0.2%
Total revenue slightly increased during 2012 compared to 2011 due to our efforts to realign our distribution channels by building a new direct sales group dedicated to technology-dependent customers and reducing our traditional direct sales force. This focus on our realignment and on higher-value customers resulted in lower new customer acquisition by our sales force than we have achieved historically. Because of this, customer churn exceeded new customer growth and resulted in a decline in customers. The revenue impact of the decline in customers was largely offset by increases in fees we charge our customers to recover certain regulatory costs. We expect these regulatory charges to have a continuing benefit in future periods. The impact of such fees in 2013 will be more significant as compared to 2012. Managed Hosting and Cloud revenue increased in 2012 largely due to the introduction of additional cloud-based service offerings. We expect revenue growth to return as our Cbeyond 2.0 sales force increases in number and productivity, and as we refine and expand our catalog of products targeted to technology-dependent customers and further expand our Metro Ethernet network.
ARPU declined 1.8% for 2012, compared to 2011, which is an improvement over the 5.6% decline for 2011 compared to 2010. The decline in ARPU is primarily due to existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, and a decline in the number of customers utilizing our mobile services. We believe the decline is also related to the economic conditions faced by our customers and continued competitive pressures from alternate communications providers, such as cable companies. These negative factors were primarily offset by the increases noted above.
ARPU may continue to decline in the short-term for the reasons noted above; however, we anticipate that our focus on selling sophisticated solutions to technology-dependent customers will decrease the rate of decline by increasing the proportion of new, higher ARPU, technology-dependent customers. Longer-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, and new product launches will increasingly benefit ARPU. This expectation is evident by the current shift we are seeing between Network, Voice and Data revenue, which declined 0.3% in 2012, and Managed Hosting and Cloud revenue, which increased 18.9% in 2012. These results reflect the launch of our flagship cloud offerings, TotalCloud Phone System and TotalCloud Data Center, during the fourth quarter of 2012.
Our average customer churn rate was 1.6% for 2012, representing a slight increase over prior periods. The increase from 1.4% for 2011 is primarily attributable to price competition for smaller communications-centric customers.

Cost of Revenue (Dollar amounts in thousands)

	For the year ended December 31,
	2012		2011		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$72,669	14.9%	$72,549	14.9%	$120	0.2%
Other cost of revenue	44,661	9.2%	47,298	9.7%	(2,637)	(5.6)%
Transport cost	25,735	5.3%	24,355	5.0%	1,380	5.7%
Mobile cost	18,506	3.8%	22,358	4.6%	(3,852)	(17.2)%
Telecommunications cost recoveries	(2,989)	(0.6)%	(5,254)	(1.1)%	2,265	(43.1)%
Total cost of revenue	$158,582	32.5%	$161,306	33.2%	$(2,724)	(1.7)%
The principal drivers of the overall decrease in cost of revenue are the reduction in installation costs from fewer new customer installations and reduced costs related to the copper-based Metro Ethernet conversion project, which was substantially complete at the end of 2011, and a reduction in mobile-related costs. These cost reductions were partially offset by higher circuit costs attributable to delivering higher bandwidth circuits to our customers, and costs relating to additional collocation facilities added to support the Metro Ethernet expansion.
Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to our lease of circuits connecting our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to changes in the number of customers, but there are a number of influences in recent periods that have reduced the level of correlation. We are realizing expected cost savings from our Metro Ethernet conversion initiative, but are also experiencing increases as we provide higher bandwidth to our customers. A portion of our cost savings relates to a reduction in direct and indirect costs associated with migrating customers to Metro Ethernet technology from $2.9 million in 2011 to $0.4 million in 2012. As we serve more technology-dependent customers with higher bandwidth needs, we expect access costs to initially increase. These customers, however, will also generate much higher revenue due to the breadth and type of services enabled by higher bandwidth. Over time, as we increasingly leverage our own fiber assets we expect our access costs on a per-customer basis to decline.
Other cost of revenue includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with ILECs’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. Other cost of revenue decreased in 2012 compared to 2011, primarily due to a decrease in new customer installations and a reduction of approximately $1.7 million in costs related to the copper-based Metro Ethernet conversion project, which was substantially completed in 2011.
Transport cost is a rising component of cost of revenue and has risen at a rate outpacing customer growth as we build additional collocations to support our Metro Ethernet initiative. This trend will continue for the near-term. Longer-term, we expect transport costs to decline given the cost profile of Ethernet access versus traditional T1 access.
As a percentage of revenue, mobile costs decreased during 2012 compared to 2011. Primary drivers of this decrease include a reduction in mobile service costs and mobile device costs due to lower volume. The reduction in shipments relates to the decrease in new customers and a decrease in the rate of new customers electing mobile services. Though we do not currently anticipate significant changes in the percentage of customers using our mobile services in the future, we have been selling more recent and competitive mobile device models. As such, we do not anticipate mobile costs will continue to decline from current levels in the long term.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the year ended December 31,
	2012		2011		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (exclusive of share-based compensation)	$152,265	31.2%	$160,074	33.0%	$(7,809)	(4.9)%
Share-based compensation	13,140	2.7%	14,149	2.9%	(1,009)	(7.1)%
Marketing cost	2,343	0.5%	2,739	0.6%	(396)	(14.5)%
Acquisition related benefit	—	—%	(426)	(0.1)%	426	(100.0)%
Realignment costs	2,236	0.5%	—	—%	2,236	nm
Other selling, general and administrative	80,531	16.5%	81,204	16.7%	(673)	(0.8)%
Total SG&A	$250,515	51.3%	$257,740	53.1%	$(7,225)	(2.8)%
Other operating expenses:
Depreciation and amortization	74,023	15.2%	69,895	14.4%	4,128	5.9%
Total other operating expenses	$74,023	15.2%	$69,895	14.4%	$4,128	5.9%
Other data:
Average employees	1,675		1,957		(282)	(14.4)%
Selling, general and administrative expense decreased during 2012 compared to 2011, primarily due to a lower number of average employees, partially offset by realignment costs.
Salaries, wages and benefits decreased during 2012 compared to the prior year due to a lower number of average employees as a result of our strategic realignment, which resulted in a workforce reductions during the first and second quarters of 2012. The savings that resulted from our strategic realignment were partially offset throughout the remainder of the year as we continued to invest in our Cbeyond 2.0 sales force and staffing our operations to support our focus on technology-dependent customers. Salaries, wages and benefits was also affected by higher employee bonus expense in 2012 compared to 2011.
Share-based compensation expense decreased during 2012 compared to 2011, primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined, we have experienced decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted. This is partially offset by increased share-based compensation costs related to our 2012 corporate bonus plan as all corporate employees now receive 20% of their bonus in shares.
Marketing costs decreased in 2012 compared to 2011 due to lower advertising and promotional activity as we reduced costs while focusing on our strategic realignment. This decline is not expected to continue in the future as we focus on technology-dependent customers.
The strategic realignment, which was announced in early 2012, resulted in $2.2 million of selling, general and administrative expense in 2012. This expense primarily consisted of $1.4 million for employee severances and benefits, and $0.7 million for losses under non-cancelable office leases.
Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes, and bad debt expense. The decrease in this category of costs is primarily due to streamlining operations as part of our strategic realignment effort and stronger overall cost controls due to slowing revenue growth. This decrease is not expected to continue in the future as we focus on serving technology-dependent customers. Bad debt expense was $5.7 million, or 1.2% of revenue, compared to $6.5 million, or 1.3% of revenue, during 2012 and 2011, respectively.
The increase in depreciation and amortization in 2012 compared to 2011 relates primarily to a 11.0% increase in depreciable fixed assets over the prior period. In addition, we recognized $0.7 million of accelerated depreciation in 2012 for certain long-lived assets at offices which were consolidated as part of the strategic realignment.

Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the year ended December 31,
	2012		2011		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(577)	(0.1)%	$(500)	(0.1)%	$(77)	15.4%
Other income, net	—	—%	1,211	0.2%	(1,211)	(100.0)%
Income tax expense	(6,591)	(1.4)%	(5,176)	(1.1)%	(1,415)	27.3%
Total	$(7,168)	(1.5)%	$(4,465)	(0.9)%	$(2,703)	nm
The majority of our interest expense in 2012 and 2011 relates to commitment fees under our Credit Facility. Accordingly, interest expense was slightly higher in 2012 due to an increase in our Credit Facility from $40.0 million to $75.0 million. As we continue to draw on our Fiber Loan and incur capital lease obligations, we expect to incur increased interest expense.
During 2011, we recognized other income of $1.2 million, which primarily relates to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods (see Note 17 to the Consolidated Financial Statements).
The 2012 income tax expense primarily relates to the increase in our valuation allowance against our net deferred tax asset, utilization of net operating loss carryforwards to offset taxable income, and state income taxes payable in markets in which we do not have net operating loss carryforwards. Included in state income tax expense are gross receipts based taxes levied by Texas that are due regardless of income levels. Since this tax is not dependent upon levels of income, it has a significant influence on our effective tax rate. Additionally, income tax expense reflects amounts associated with share-based transactions, which are described in Note 11 to the Consolidated Financial Statements.
Our net deferred tax assets, before valuation allowance, totaled approximately $37.2 million and $39.7 million at December 31, 2012 and 2011, respectively, and primarily relate to net operating loss carryforwards. In evaluating our ability to realize our deferred income tax assets, we consider all available positive and negative evidence, including our historical operating results, ongoing tax planning and forecasts of future taxable income. Our evaluation led us to increase our valuation allowance in the fourth quarter of 2012 by $3.3 million, resulting in additional income tax expense. Our deferred tax assets are now fully reserved by the valuation allowance. In addition to our fully reserved net deferred tax assets, we have a deferred tax liability of $0.8 million, which relates to tax amortization for goodwill.

Consolidated Results of Operations
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Revenue (Dollar amounts in thousands, except ARPU)

	For the year ended December 31,
	2011		2010		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Network, Voice and Data	$464,659	95.7%	$445,898	98.7%	$18,761	4.2%
Managed Hosting and Cloud	20,763	4.3%	6,067	1.3%	14,696	242.2%
Total revenue	485,422		451,965		33,457	7.4%
Cost of revenue	161,306	33.2%	146,507	32.4%	14,799	10.1%
Gross margin (exclusive of depreciation and amortization)	$324,116	66.8%	$305,458	67.6%	$18,658	6.1%
Network access customer data:
Customer locations at period end	62,169		56,972		5,197	9.1%
ARPU	$661		$700		$(39)	(5.6)%
Average monthly churn rate	1.4%		1.4%		—%
Total revenue increased in 2011 compared to 2010 primarily due to an increase in the average number of Network access customers, offset by a reduction in ARPU. Managed Hosting and Cloud services contributed an additional $14.7 million in revenue in 2011 primarily due to the inclusion of our acquisitions of MaximumASP and Aretta for a full twelve months in 2011. This is compared to 2010, which included approximately two months of results given the timing of our acquisitions.
The decline in ARPU was primarily due to the lower prices of the new packages introduced in 2010, existing customers converting to lower priced packages, decreased charges for usage above levels of voice minutes included in our packages, customers reducing the number of additional lines and services with incremental charges, and decreased adoption of our mobile services. We believe the decline is related to the effects of the ongoing current economic conditions on customers and the continued increased competitive pressures from alternate providers, such as cable companies. This downward pressure has been partially offset by the value delivered through selling additional service offerings.
Cost of Revenue (Dollar amounts in thousands)

	For the year ended December 31,
	2011		2010		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$72,549	14.9%	$64,726	14.3%	$7,823	12.1%
Other cost of revenue	47,298	9.7%	40,005	8.9%	7,293	18.2%
Transport cost	24,355	5.0%	20,301	4.5%	4,054	20.0%
Mobile cost	22,358	4.6%	26,712	5.9%	(4,354)	(16.3)%
Telecommunications cost recoveries	(5,254)	(1.1)%	(5,237)	(1.2)%	(17)	0.3%
Total cost of revenue	$161,306	33.2%	$146,507	32.4%	$14,799	10.1%
The principal driver of the overall increase in cost of revenue is customer growth. The inclusion of our acquisitions for a full year in 2011 contributed an additional $3.2 million of costs. Cost of revenue directly associated with migrating customers to copper-based Metro Ethernet totaled $2.8 million during 2011. In addition, indirect costs we attribute to our copper-based Metro Ethernet conversion initiative totaled $1.8 million in 2011.
Circuit access fees, or line charges, represent the largest component of cost of revenue. These costs primarily relate to our lease of circuits connecting our equipment at network points of collocation to our equipment located at our customers' premises. The increase in circuit access fees has historically correlated to the increase in the number of customers. However, we have experienced increased costs as we have expanded in certain markets with higher access fees and sold additional bandwidth to existing customers. Circuit access fees also include $1.1 million of direct conversion expenses related to copper-

based Metro Ethernet conversions and $1.8 million of certain indirect costs in 2011. These indirect costs related to inefficiencies in our circuit disconnect process and other unanticipated costs identified during the third quarter that we attributed to our copper-based Metro Ethernet initiative and do not expect to reoccur in the future. Circuit access fees increased as a percentage of revenue primarily due to a decrease in ARPU. We expect circuit access fees as a percentage of revenue to stabilize over time as we convert customers to Metro Ethernet, which we expect will reduce operating costs, and as ARPU stabilizes.
Other cost of revenue principally includes long distance charges, installation costs to connect new circuits, the cost of local interconnection with the local telephone companies' networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. Other cost of revenue increased as a percentage of revenue in 2011 compared to 2010 primarily due to customer growth outpacing revenue growth. In addition, we experienced a $1.7 million increase in installation costs during 2011 relating to the copper-based Metro Ethernet initiative.
Transport cost is a rising component of cost of revenue and has risen at a rate outpacing customer growth as we build additional collocations to support our Metro Ethernet initiative. This trend will continue for the near-term. Longer-term, we expect transport costs to decline on a per-customer basis given the cost profile of Ethernet access versus traditional T1 access.
As a percentage of revenue, mobile costs decreased in 2011 compared to 2010. The primary drivers of this decrease are reductions in service costs due to lower negotiated rates and mobile device costs due to lower volumes. The reduction in shipments stems from a lower percentage of new customers electing mobile services primarily due to a reduction in our use of promotional and other incentives.
Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the year ended December 31,
	2011		2010		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (exclusive of share-based compensation)	$160,074	33.0%	$150,205	33.2%	$9,869	6.6%
Share-based compensation	14,149	2.9%	15,591	3.4%	(1,442)	(9.2)%
Marketing cost	2,739	0.6%	3,440	0.8%	(701)	(20.4)%
Acquisition related (benefit) expense	(426)	(0.1)%	755	0.2%	(1,181)	(156.4)%
Other selling, general and administrative	81,204	16.7%	79,091	17.5%	2,113	2.7%
Total SG&A	$257,740	53.1%	$249,082	55.1%	$8,658	3.5%
Other operating expenses:
Depreciation and amortization	69,895	14.4%	59,304	13.1%	10,591	17.9%
Total other operating expenses	$69,895	14.4%	$59,304	13.1%	$10,591	17.9%
Other data:
Average employees	1,957		1,814		143	7.9%
Selling, general and administrative expenses increased in 2011 compared to 2010, primarily due to increased employee salaries, wages and benefits. The inclusion of our acquisitions for a full year in 2011 contributed an additional $7.9 million of costs. Total selling, general and administrative expenses also includes $2.9 million in employee costs and other expenses associated with migrating customers to copper-based Metro Ethernet during 2011. The overall increase in selling, general and administrative expenses is partially offset by certain decreased expenses, including bad debt expense and share-based compensation.
Higher employee costs, which include salaries, wages, benefits, and other compensation paid to our direct sales representatives and sales agents, related to the additional employees necessary to staff newer markets and serve the growth in customers. We also incurred approximately $5.5 million more in compensation costs in 2011 due to employees at acquired entities who were with us for the full year. Overall, the increase in salaries, wages and benefits over the prior respective period was consistent with the growth in the average number of employees. As a percentage of revenue, employee costs during 2011 remained consistent with the prior period. During the third and fourth quarters of 2011, management recommended and the Board of Directors approved to reduce the accrued payout level under our 2011 corporate incentive plan based on management's assessment that the quality of results warranted a lower achievement level than expected under the plan's parameters. We believed this amendment to the plan better aligned management's compensation with the interests of stockholders. These actions resulted in a $1.8 million reduction to employee costs during 2011.
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
Marketing costs decreased in 2011 compared to 2010 primarily due to lower advertising and promotional activity as we reduced costs while focusing on our strategic realignment. Acquisition related (benefit) expense during 2011 includes a $0.6 million fair value adjustment to reduce our contingent consideration liability related to the MaximumASP acquisition based on actual revenue achievement. In 2010, acquisition related (benefit) expense primarily includes direct transaction costs associated with our acquisitions, which includes accounting, legal, and other professional fees.
Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes, and bad debt expense. The increase in this category of costs was primarily due to the addition of new and expanded operations needed to keep pace with the growth in customers. The improvement as a percentage of revenue is partially attributable to improved bad debt expense over the prior year and stronger overall cost controls as we scale back overhead growth due to slowing revenue growth.
Bad debt expense was $6.5 million, or 1.3% of total revenue in 2011, compared to $7.5 million, or 1.7% of revenues in 2010. This decline was primarily from stronger cash collections and more stringent credit policies in place during 2011.
The increase in depreciation and amortization in 2011 compared to 2010 relates primarily to a 23.6% increase in capital expenditures during 2011 compared to 2010. In addition, we recognized $3.4 million of depreciation and amortization in 2011 from assets acquired through our acquisitions in late 2010.
Other Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the year ended December 31,
	2011		2010		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(500)	(0.1)%	$(279)	(0.1)%	$(221)	79.2%
Other income, net	1,211	0.2%	1,867	0.4%	(656)	(35.1)%
Income tax expense	(5,176)	(1.1)%	(314)	(0.1)%	(4,862)	1,548.4%
Total	$(4,465)	(0.9)%	$1,274	0.3%	$(5,739)	(450.5)%
The majority of our interest expenses in 2011 and 2010 relate to commitment fees under our Credit Facility. Accordingly, interest expense was higher in 2011 due to the increase in our Credit Facility from $25.0 million to $40.0 million early in 2010 and then to $75.0 million early in 2011. We had no amounts outstanding under our Credit Facility as of December 31, 2011.
During 2011 and 2010, we recognized other income of $1.2 million and $1.9 million, respectively, which primarily relates to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods (see Note 17 to the Consolidated Financial Statements).
In 2011, we recorded income tax expense despite having a pre-tax loss of $2.8 million due to income taxes in states with gross receipts-based taxes, which are due regardless of profit levels, the write-off of certain deferred tax assets associated with share-based transactions (see Note 11 to the Consolidated Financial Statements), and an increase in our valuation allowance against our net deferred tax asset. We also recorded income tax expense in 2010 on a pre-tax loss of $1.3 million. Since gross receipts-based taxes are not dependent upon levels of pre-tax income and because we are near break-even at a pre-tax level, these taxes have a significant influence on our effective tax rate. As the operating results for the markets in these states become proportionately less significant to the consolidated results and as consolidated pre-tax income increases, the impact of these gross receipts-based taxes on our effective tax rate will decline. We recorded income tax expense in 2011 related to increases in the deferred tax asset valuation allowance of approximately $3.6 million. In 2010, income tax expense was benefited by $0.6 million due to reductions in the valuation allowance.
Our net deferred tax assets, before valuation allowance, totaled approximately $39.7 million and $42.2 million at December 31, 2011 and 2010, respectively, and primarily relate to net operating loss carryforwards. We maintain a valuation allowance, which reduces our net deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2011, our valuation allowance was $35.0 million. In evaluating our ability to realize our deferred income tax assets we consider all available positive and negative evidence, including our historical operating results, ongoing tax planning and forecasts of future taxable income. Our evaluation led us to increase our valuation allowance by $4.2 million in the fourth quarter of 2011, resulting in additional income tax expense.
Liquidity and Capital Resources (Dollar amounts in thousands):

				Change from Previous Period
	For the year ended December 31,			Dollars		Percent
	2012	2011	2010	2012 v 2011	2011 v 2010	2012 v 2011	2011 v 2010
Cash Flows:
Net cash provided by operating activities	$89,291	$75,874	$79,149	$13,417	$(3,275)	17.7%	(4.1)%
Net cash used in investing activities	(65,260)	(78,784)	(92,619)	13,524	13,835	(17.2)%	(14.9)%
Net cash (used in) provided by financing activities	(1,932)	(14,942)	576	13,010	(15,518)	(87.1)%	nm
Net increase (decrease) in cash and cash equivalents	$22,099	$(17,852)	$(12,894)	$39,951	$(4,958)	(223.8)%	38.5%
As of December 31, 2012, we have $30.6 million of cash and cash equivalents held in our operating bank accounts, $2.0 million outstanding under the Fiber Loan, and no amounts outstanding under our revolving line of credit. We currently have no plans to draw against the Credit Facility for short-term needs.
We substantially completed our copper-based Metro Ethernet customer conversion project in 2011 and have shifted our focus to our optical fiber access initiative. During 2012, we executed multiple agreements to provide optical fiber access in several markets. We expect to incur costs of between $35 million and $40 million through 2014 associated with the initial phase of this initiative. The Fiber Loan, secured under our amended and restated Credit Facility, provides us up to $10.0 million to finance the purchase of fiber network assets from a third party.
During 2012, we made cash payments for share repurchases and acquisition-related consideration, which are not expected to occur on a frequent basis. In addition, during 2012, we reduced our communications-centric, or Cbeyond 1.0, sales force in order to reinvest in teams focused on delivering services to technology-dependent customers. This realignment resulted in cash payments of $1.0 million for employee severances and benefits and $0.5 million for other costs. These reductions in personnel resulted in a significant temporary increase in Free Cash Flow. Although we anticipate that Free Cash Flow will remain positive in the foreseeable future, by the fourth quarter of 2012 the expense savings were largely offset by the growth in staffing for our Cbeyond 2.0 sales channels. Accordingly, we expect lower levels of Adjusted EBITDA and Free Cash Flow throughout 2013.
We believe that cash on hand, cash generated from operating activities, and cash available under our Credit Facility will be sufficient to fund capital expenditures, debt and capital lease obligations, operating expenses, and other cash requirements associated with future growth. While we do not anticipate a need for additional access to capital or new financing aside from our Credit Facility and related Fiber Loan, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital required can be obtained on favorable terms.
Cash Flows from Operating Activities
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
Operating cash flows increased by $13.4 million in 2012 primarily due to the reduction in our traditional Cbeyond 1.0 sales force in connection with our strategic realignment efforts, which temporarily lowered our operating costs. Operating cash flows decreased in 2011 compared to 2010 primarily due to a greater net loss, resulting in $6.3 million of reduced cash flows, higher bonus payments of $1.2 million, which are paid annually during the first quarter, and lease payment escalations for our facilities over that of the prior year. As previously discussed, during 2011 we also incurred $4.6 million of direct and indirect costs of our copper-based Metro Ethernet conversion initiative.

Cash Flows from Investing Activities
Our principal cash investments are purchases of property and equipment, which fluctuate depending on the growth in customers in our existing markets, the timing and number of facility and network additions needed to expand existing markets and upgrade our network, enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers, and increases to the capacity of our data centers as our customer base and the product portfolio expand. We believe that capital efficiency is a key advantage of the IP-based network technology that we employ.
Cash flows used in investing activities decreased in 2012 primarily due to a reduction in cash capital expenditures as we substantially completed the copper-based Metro Ethernet initiative in 2011. We continue to invest in Metro Ethernet through optical fiber access to reduce operating expenses and provide higher bandwidth and additional services to our customers. Our cash capital expenditures decreased from $77.6 million in 2011 to $61.6 million in 2012. During 2012, we also acquired $6.7 million of fiber network assets and $1.6 million of servers and computer equipment through capital lease arrangements that did not require an initial outlay of cash.
We also paid $5.0 million in deferred acquisition consideration related to our acquisitions of MaximumASP and Aretta in 2012 compared to $1.2 million in 2011. We closed these acquisitions in 2010 and paid closing date consideration of $30.6 million, net of cash acquired. Additionally, during 2012, we transferred $1.3 million of cash formerly classified as restricted cash into our operating account.
Cash Flows from Financing Activities
Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, financing costs associated with the amendments to our Credit Facility, repurchases of common stock, and principal payments on capital leases. During the first quarter of 2012, we borrowed $4.3 million against our Credit Facility, most of which was used to settle acquisition-related contingent consideration. We repaid this borrowing during the second quarter of 2012. As of December 31, 2012, we had no amounts outstanding under our Credit Facility and $2.0 million outstanding under our Fiber Loan. We also repurchased 0.3 million shares for $2.0 million during 2012 and 1.3 million shares for $13.0 million during 2011 under the $15.0 million repurchase program authorized by our Board of Directors in May 2011.
Commitments
The following table summarizes our commitments as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 years	More than 5 Years
Capital lease obligations (1)	$6,603	$1,739	$2,678	$2,186	$—
Fiber lease commitments (2)	6,170	1,097	1,602	1,602	1,869
Operating lease obligations (3)	41,180	10,994	19,495	7,674	3,017
Circuit commitments (4)	14,565	7,874	6,527	164	—
Purchase obligations (5)	15,484	2,685	1,282	1,429	10,088
Long-term debt payments (6)	2,000	—	571	1,143	286
Anticipated interest payments (7)	1,679	340	640	600	99
Total	$87,681	$24,729	$32,795	$14,798	$15,359

(1)
Capital leases are presented on our balance sheet at the net present value of the future minimum lease payments. Capital lease obligations presented above include payments of both principal and interest.

(2) Fiber lease commitments represent outstanding construction orders for fiber network assets for which we have obtained building access agreements. These commitments are not recognized on our balance sheet because they are contingent upon third parties completing construction and our testing and acceptance of the assets.

(3)
Operating lease obligations include future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year and fees to landlords under building access agreements to procure access to multi-tenant office buildings.

(4) Circuit commitments include minimum lease agreements for customer circuits from ILECs.

(5)
Purchase obligations represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services. Also included are contractual maintenance fees related to our leased fiber network.

(6) Long-term debt payments represent principal payments under our Fiber Loan.
(7) Anticipated interest payments represent commitment fees related to our Credit Facility.
In February 2013, we entered into an agreement with a vendor that includes estimated minimum purchase commitments of $3.0 million in 2013, $4.9 million in 2014, $5.4 million in 2015, and $1.8 million in 2016.

Credit Facility
We are party to a credit agreement with Bank of America (or “Credit Facility”), which provides for a $75.0 million secured revolving line of credit and a $10.0 million senior secured delayed draw term loan (or "Fiber Loan"). Our Credit Facility is available to finance working capital, capital expenditures, and other general corporate purposes.
As of December 31, 2012, $1.3 million of the revolving line of credit was utilized for letters of credit and we had $73.7 million in remaining availability. Additionally, we had $2.0 million outstanding under the Fiber Loan at an annual interest rate of 2.0% and had remaining availability of $8.0 million.
On March 31, 2012, we entered into the sixth amendment of the Credit Facility to increase the allowable capital lease amounts under the agreement from $10.0 million to $30.0 million. On May 2, 2012, we amended and restated our Credit Facility to provide the $10.0 million Fiber Loan. On March 4, 2013, we entered into the first amendment to the amended and restated Credit Facility to increase the allowable capital lease and permitted acquisitions amounts from $30.0 million to $60.0 million. We also amended the financial covenants of the Credit Facility, replacing the covenants requiring us to maintain minimum levels of Adjusted EBITDA and maximum levels of annual capital expenditures with a covenant requiring us to maintain a minimum fixed charge coverage ratio. Additionally, we extended the maturity date of the Credit Facility (including the Fiber Loan) to May 2, 2018 and extended the draw period of the Fiber Loan to December 31, 2014. Fiber Loan principal payments are due in quarterly installments as early as June 2014 through the maturity date of May 2, 2018. The following description of the Credit Facility briefly summarizes the terms and conditions that are material to us.
Interest and Fees
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, will equal a London Interbank Offered Rate (or “LIBOR”) or an alternate base rate plus, in each case, an applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City; (b) the overnight federal funds rate plus 0.50%; and (c) the Eurodollar base rate plus 1.0%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The amended applicable margins for LIBOR loans or alternate base rate loans are 1.75% and 0.75%, respectively. In addition, we are required to pay to Bank of America a commitment fee for unused commitments at a per annum rate of 0.40%.
Security
The Credit Facility is secured by all assets of Cbeyond Communications, LLC (or “LLC”) and is guaranteed by Cbeyond, Inc. All assets of the consolidated entity reside with LLC. In addition, Cbeyond, Inc. has no operations other than those conducted by LLC. Accordingly, all income and cash flows from operations are generated by and belong to LLC and all assets appearing on the Consolidated Financial Statements secure the Credit Facility. In addition, the credit agreement contains certain restrictive covenants that effectively prohibit us from paying cash dividends.
Covenants and Other Matters
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, pay cash dividends, sell or acquire assets, and grant security interests in our assets. The credit agreement also contains certain customary negative covenants, representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain a consolidated fixed charge coverage ratio greater than or equal to 1.2 to 1.0. As of December 31, 2012, we are in compliance with all applicable covenants.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates
We prepare the Consolidated Financial Statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures in our Consolidated Financial Statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the Consolidated Financial Statements included herein, those discussed below involve a higher degree of judgment and complexity and are therefore considered critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.
Software Development
We capitalize the salaries and payroll-related costs of employees and consultants who devote time to the development of certain internal-use software projects. We monitor software development projects to ensure that only those costs relating to development activities; including software design and configuration, coding, installation, testing, and parallel processing; are capitalized. Determining the phase of software development or enhancement that is eligible for capitalization requires judgment, which may affect the amount and timing of both the related capitalization and subsequent depreciation. If a project constitutes an enhancement to previously developed software, we assess whether the enhancement is significant and creates additional functionality to the software, thus resulting in capitalization. All other software development costs are expensed as incurred. We amortize capitalized software development costs over estimated useful lives of the software.
Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts through charges to selling, general and administrative expenses. The allowance is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including a specific customer's ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due, historical collection experience, and the general economic environment. Customer accounts are generally considered delinquent when payments are forty-five days past due and the service disconnection process begins. Customer accounts are typically written off against the allowance sixty to ninety days after service disconnection, when our direct collection efforts cease. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our financial condition and results of operations. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of our expenses could result.
Share-Based Compensation
In accordance with ASC 718, Stock Compensation, we account for shared-based compensation expense using the fair value recognition provisions of ASC 718. Share-based compensation expense is measured at the grant date based on the fair value of the award as calculated by the lattice trinomial option-pricing model and is recognized as expense on a straight-line basis over the requisite service period, after estimating the effect of forfeitures. Option valuation models involve input assumptions that are subjective, and hence, may result in an option value that is not equal to that of the fair value observed in a market transaction between a willing buyer and willing seller. Additionally, estimated forfeiture rates are based on historical data, and may not be indicative of future forfeiture behavior.
Valuation Allowances for Deferred Tax Assets
We provide for the effect of income taxes on our financial position and results of operations in accordance with ASC 740, Income Taxes. Under this accounting pronouncement, income tax expense is recognized for the amount of income taxes payable or refundable for the current year and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. We made assumptions, judgments, and estimates to determine our current provision for income taxes and also our deferred tax assets and liabilities and any valuation allowance to be recorded against our net deferred tax assets.
Our judgments, assumptions, and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws, and allowable deductions. Changes in tax law or our interpretation of tax laws could materially impact the amounts provided for income taxes in our financial position and results of operations. Our assumptions, judgments, and estimates relative to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income or loss in future years could render our current assumptions, judgments, and estimates of recoverable net deferred taxes inaccurate, thus materially impacting our financial position and results of operations.
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
Interest Rate Risk
Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At December 31, 2012, we utilized $2.0 million of our Fiber Loan. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. As we continue to draw on our Fiber Loan, our sensitivity to interest rate risk will increase. As of December 31, 2012, our cash and cash equivalents were held in non-interest bearing bank accounts. We do not enter into any interest rate instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Cbeyond, Inc. and Subsidiary
We have audited Cbeyond, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Cbeyond, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2012 of the Company, and our report dated March 7, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 7, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Cbeyond, Inc. and Subsidiary
We have audited the accompanying consolidated balance sheets of Cbeyond, Inc. and Subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cbeyond, Inc. and Subsidiary at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 7, 2013

CBEYOND, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	As of
	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$30,620	$8,521
Accounts receivable, net of allowance for doubtful accounts of $2,240 and $2,608	23,328	24,871
Prepaid expenses	8,780	7,447
Inventory, net	1,468	1,772
Restricted cash	—	1,295
Deferred tax asset, net	—	450
Other assets	2,175	562
Total current assets	66,371	44,918
Property and equipment, net	157,624	160,470
Goodwill	19,814	19,814
Intangible assets, net	6,818	8,102
Non-current deferred tax asset, net	—	4,254
Other non-current assets	4,421	3,514
Total assets	$255,048	$241,072
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,870	$14,467
Accrued telecommunications costs	15,653	16,548
Deferred customer revenue	11,344	11,360
Other accrued liabilities	24,304	20,925
Current portion of long-term debt	1,322	—
Contingent consideration	—	4,927
Total current liabilities	68,493	68,227
Non-current portion of long-term debt	6,947	—
Other non-current liabilities	7,722	8,858
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 29,924 and 28,913 shares issued and outstanding	299	289
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	323,584	311,370
Accumulated deficit	(151,997)	(147,672)
Total stockholders’ equity	171,886	163,987
Total liabilities and stockholders’ equity	$255,048	$241,072
See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the year ended December 31,
	2012	2011	2010
Revenue	$487,966	$485,422	$451,965
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $40,494, $39,439 and $34,843, respectively, shown separately below)	158,582	161,306	146,507
Selling, general and administrative (exclusive of depreciation and amortization of $33,529, $30,456 and $24,461, respectively, shown separately below)	250,515	257,740	249,082
Depreciation and amortization	74,023	69,895	59,304
Total operating expenses	483,120	488,941	454,893
Operating income (loss)	4,846	(3,519)	(2,928)
Other (expense) income:
Interest expense, net	(577)	(500)	(279)
Other income, net	—	1,211	1,867
Income (loss) before income taxes	4,269	(2,808)	(1,340)
Income tax expense	(6,591)	(5,176)	(314)
Net loss	$(2,322)	$(7,984)	$(1,654)
Net loss per common share:
Basic	$(0.08)	$(0.27)	$(0.06)
Diluted	$(0.08)	$(0.27)	$(0.06)
Weighted average common shares outstanding:
Basic	29,482	29,224	29,366
Diluted	29,482	29,224	29,366
See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital		Total Stockholders’ Equity
	Shares	Par Value		Accumulated Deficit
Balance at December 31, 2009	28,973	$290	$283,337	$(125,022)	$158,605
Exercise of stock options	233	2	2,094	—	2,096
Issuance of employee benefit plan stock	83	1	2,317	—	2,318
Issuance of employee bonus plan stock	54	—	427	—	427
Share-based compensation from options to employees	—	—	4,236	—	4,236
Share-based compensation from restricted shares to employees	—	—	8,401	—	8,401
Share-based compensation for non-employees	—	—	289	—	289
Vesting of restricted shares	334	4	(4)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(100)	(1)	(1,310)	—	(1,311)
Write-off of deferred tax asset for non-deductible share-based compensation	—	—	(286)	—	(286)
Net loss	—	—	—	(1,654)	(1,654)
Balance at December 31, 2010	29,577	$296	$299,501	$(126,676)	$173,121
Exercise of stock options	35	—	316	—	316
Issuance of employee benefit plan stock	153	2	2,544	—	2,546
Issuance of employee bonus plan stock	31	—	220	—	220
Share-based compensation from options to employees	—	—	3,544	—	3,544
Share-based compensation from restricted shares to employees	—	—	7,284	—	7,284
Share-based compensation for non-employees	—	—	(150)	—	(150)
Vesting of restricted shares	534	6	(6)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(153)	(2)	(1,883)	—	(1,885)
Shares repurchased under our publicly announced share repurchase program	(1,264)	(13)	—	(13,012)	(13,025)
Net loss	—	—	—	(7,984)	(7,984)
Balance at December 31, 2011	28,913	$289	$311,370	$(147,672)	$163,987
Exercise of stock options	474	4	1,837	—	1,841
Issuance of employee benefit plan stock	313	3	2,572	—	2,575
Issuance of employee bonus plan stock	97	1	694	—	695
Share-based compensation from options to employees	—	—	1,427	—	1,427
Share-based compensation from restricted shares to employees	—	—	7,124	—	7,124
Share-based compensation for non-employees	—	—	83	—	83
Vesting of restricted shares	569	6	(6)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(192)	(2)	(1,517)	—	(1,519)
Shares repurchased under our publicly announced share repurchase program	(250)	(2)	—	(2,003)	(2,005)
Net loss	—	—	—	(2,322)	(2,322)
Balance at December 31, 2012	29,924	$299	$323,584	$(151,997)	$171,886
See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended December 31,
	2012	2011	2010
Operating Activities:
Net loss	$(2,322)	$(7,984)	$(1,654)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,023	69,895	59,304
Deferred taxes	5,495	4,302	(586)
Provision for doubtful accounts	5,666	6,540	7,459
Other non-cash income, net	—	(1,211)	(1,867)
Non-cash share-based compensation	13,140	14,149	15,591
Change in acquisition-related contingent consideration	23	(466)	22
Changes in operating assets and liabilities:
Accounts receivable	(4,123)	(6,527)	(4,687)
Inventory	304	471	437
Prepaid expenses and other current assets	(2,946)	2,362	(1,736)
Other assets	(722)	(748)	641
Accounts payable	1,403	(726)	1,644
Other liabilities	(650)	(4,183)	4,581
Net cash provided by operating activities	89,291	75,874	79,149
Investing Activities:
Purchases of property and equipment	(61,605)	(77,604)	(61,962)
Acquisitions, net of cash acquired	—	—	(30,605)
Additional acquisition consideration	(4,950)	(1,180)	—
Decrease (increase) in restricted cash	1,295	—	(52)
Net cash used in investing activities	(65,260)	(78,784)	(92,619)
Financing Activities:
Taxes paid on vested restricted shares	(1,519)	(1,885)	(1,311)
Principal payments of capital lease obligations	(64)	—	—
Proceeds from short-term borrowings	4,250	—	—
Repayment of short-term borrowings	(4,250)	—	—
Financing issuance costs	(185)	(348)	(209)
Proceeds from exercise of stock options	1,841	316	2,096
Repurchase of common stock	(2,005)	(13,025)	—
Net cash (used in) provided by financing activities	(1,932)	(14,942)	576
Net increase (decrease) in cash and cash equivalents	22,099	(17,852)	(12,894)
Cash and cash equivalents at beginning of period	8,521	26,373	39,267
Cash and cash equivalents at end of period	$30,620	$8,521	$26,373
Supplemental disclosure:
Interest paid	$404	$295	$195
Income taxes paid, net of refunds	$1,730	$654	$891
Non-cash purchases of property and equipment	$8,333	$87	$870
See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012
(Amounts in thousands, except per share amounts)

1. Description of Business
Cbeyond, Inc. (or “we”, “our”, “us” or the “Company”), a managed information technology (or “IT”) and communications service provider, incorporated in Delaware on March 28, 2000.
Our services include cloud applications such as Microsoft® Exchange, data center infrastructure-as-a-service, cloud private branch exchange (or “PBX”) phone systems, Microsoft® SQL Server®, Metro Ethernet, broadband Internet access, Multi-Protocol Label Switching (or "MPLS"), Virtual Private Networking (or "VPN"), mobile voice and data, information security, local and long distance voice services, administration management, and professional services to migrate and manage customer environments.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiary Cbeyond Communications, LLC. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles (or “GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Reclassifications
We have reclassified certain amounts in our Consolidated Financial Statements within Item 8 herein to conform to our current year presentation. These reclassifications include the following:

•	In our 2011 and 2010 Consolidated Statement of Operations, we condensed Customer revenue and Terminating access revenue.

•	In our 2011 and 2010 Consolidated Statement of Stockholder's Equity, we disaggregated Issuance of employee bonus plan stock from Vesting of restricted shares.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, services are provided or device delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Revenue derived from monthly recurring charges for local voice and data services, and other recurring services is billed in advance and deferred until earned. Revenues derived from services that are not included in monthly recurring charges, including long distance, excess charges over monthly rate plans, and terminating access fees from other carriers are recognized as services are provided and billed in arrears.
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
Customers who elect to receive mobile service must purchase the mobile handsets directly from us. Mobile handset revenue is recognized at the time of shipment when title to the handset passes to the customer and is net of any handset discounts offered to the customer. The net handset revenue is typically less than our cost of the handsets, and we recognize this loss at the time of shipment to the customer. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative selling price, subject to the requirement that revenue recognized is limited to the amounts already received from the customer that are not contingent upon the delivery of additional products or services to the customer in the future. Mobile handset revenue totaled $1,527, $1,839 and $2,677 in 2012, 2011 and 2010, respectively.`
Revenue from access charges paid to us by other communications companies to terminate calls to our customers totaled $7,442, $7,568 and $7,117 in 2012, 2011 and 2010, respectively.

We recognize revenue and cost of revenue on a gross basis for certain taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions between us and our customers. These taxes and surcharges primarily include universal service fund charges and totaled $13,375, $12,692 and $12,242 in 2012, 2011 and 2010, respectively.
If we collect revenue for customer installation services, it is deferred along with a portion of the installation costs, up to the amount of installation revenue collected. The deferred installation revenue and deferred installation costs are recognized over the term of the customer contract.
We offer certain marketing promotions in the form of various customer rebates and reimbursements that we recognize as reductions of revenue over the period in which they are earned. We refer to unclaimed rebates and reimbursements as “breakage” and estimate future breakage rates based on historical experience. We record promotions net of estimated breakage to estimate the amount of promotions that will be earned and claimed by customers. We record estimated breakage once we gain sufficient historical experience and adjust estimated breakage rates as we accumulate additional historical data. When we lack sufficient historical experience to estimate breakage we record these promotions as a reduction to revenue at their maximum amounts. Changes in estimated breakage rates resulted in a favorable impact of $383 and $39 in 2012 and 2011, respectively, and an unfavorable impact of $1,473 in 2010.
Our customer contracts require our customers to pay termination fees if they terminate their services prematurely. We recognize termination fees as revenue upon collection from customers.
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
The allowance for doubtful accounts is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including customers' ability to meet their financial obligations to us, as well as general factors, such as the length of time receivables are past due, historical collection experience, customer churn rates, and the general economic environment. Customer accounts are generally considered delinquent when payments are forty-five days past due and the service disconnection process begins. Customer accounts are typically written off against the allowance sixty to ninety days after service disconnection, when our direct collection efforts cease. Bad debt expense totaled 1.2%, 1.3% and 1.7%, of revenue during 2012, 2011 and 2010, respectively.
The following table summarizes the change in our allowance for doubtful accounts during 2012, 2011 and 2010:

	Balance at Beginning of Year	Bad Debt Expense	Less Deductions (1)	Balance at End of Year
2012	$2,608	$5,666	$(6,034)	$2,240
2011	2,354	6,540	(6,286)	2,608
2010	$2,867	$7,459	$(7,972)	$2,354

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.
Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits. We consider all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.
Restricted Cash
Some vendors providing services to us require letters of credit that may be drawn in the event we cannot meet our obligations to the vendor. We are required to maintain cash or cash equivalents with the bank in order to avoid fees associated with our letters of credit, but are not legally required to do so. Historically, we have maintained cash equivalents in the form of money market funds with the bank at a dollar amount equal to the letters of credits outstanding and have not intended to use these funds within the next twelve months for any other purpose. Therefore, these funds have historically been considered restricted cash and classified as a non-current asset. During the first quarter of 2012, we withdrew these funds for general corporate use.

Inventories
Inventories consist primarily of new and refurbished mobile handsets. We state our inventories at the lower of cost, using the first-in, first-out method, or market. The cost of mobile handsets is included in cost of revenue upon shipment to a customer. Shipping and handling costs incurred in conjunction with the sale of inventory are also included as an element of cost of revenue.
Property and Equipment
Property and equipment are stated at cost and depreciated, once placed in service, over estimated useful lives using the straight-line method. Depreciation expense on property and equipment was $72,740, $68,636, and $59,056, which includes amortization of property and equipment acquired under capital lease obligations of $108, $81, and $81, in 2012, 2011, and 2010, respectively. We recorded the accelerated depreciation of previously capitalized assets related to the build-out of collocations in a planned new market prior to our decision in December 2010 not to expand into that market in 2011. This resulted in $585 of additional depreciation expense during 2010.
Repair and maintenance costs are expensed as incurred. We pay certain equipment maintenance costs in advance under multi-year maintenance contracts, which are included in current and non-current assets, and amortize these costs to expense over the term of the maintenance contract.
We capitalize certain internal-use software development costs. These costs are generally amortized to expense over a period of three years depending on the useful life of the related asset. During 2012, 2011 and 2010, we capitalized costs of $21,778, $17,923 and $17,068, respectively, associated with these software development efforts.
We routinely offer certain programs to our customers whereby we will directly pay third party vendors for the costs of installing hardware necessary to provide service at the customer's location. We capitalize these costs and classify them as network equipment. During 2012, 2011 and 2010, we capitalized $1,826, $2,509 and $2,120, respectively, of vendor installation program costs.
Leases
We lease fiber network assets and computer equipment under capital lease agreements. Capital lease assets and related obligations are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the assets held under capital lease. Capital lease assets and leasehold improvements are amortized over the shorter of the lease term or their economic useful lives.
We also lease data center, sales office, and corporate office facilities under operating lease agreements that range from 3 to 11 years. Our lease agreements generally have lease renewal options that are at our discretion and vary in duration. During 2012, 2011 and 2010, we recognized rent expense of $9,547, $9,481 and $8,374, respectively. Rent increases, rent holidays, leasehold incentives, and other provisions are recognized on a straight-line basis over the lease term. We capitalized leasehold improvement allowances of $0, $87 and $870 during 2012, 2011 and 2010, respectively.
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
We recognize the benefit of uncertain tax positions when the position taken, or expected to be taken, in a tax return is more likely than not to be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2012 and 2011, we do not have any significant unrecognized tax benefits.
We recognize interest and penalties related to unrecognized tax benefits as components of our income tax provision. We do not have any interest and penalties accrued, as of December 31, 2012 and 2011, related to unrecognized tax benefits.
Goodwill and Intangible Assets
Goodwill, which consists of the excess of the purchase price over the fair value of identifiable net assets of businesses acquired, is not amortized, but is evaluated for impairment on an annual basis or whenever events or changes in circumstances indicate that impairment may have occurred.

In assessing goodwill for impairment, we initially evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this qualitative assessment results in a conclusion that it is more likely than not that the fair value of a reporting unit exceeds the carrying value, then no further testing is performed for that reporting unit. If the qualitative assessment is not conclusive and it is necessary to calculate the fair value of a reporting unit, then we utilize a two-step process to test goodwill for impairment. First, a comparison of the fair value of the applicable reporting unit with the aggregate carrying value, including goodwill, is performed. If the carrying amount of a reporting unit exceeds its calculated fair value, then the second step is performed, and an impairment charge is recognized for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value.
The identification of reporting units and determination of fair value requires judgment. We have chosen October 1 as our annual impairment test date. Goodwill has been assigned to the Company’s one consolidated reporting unit. We test goodwill at the reporting unit level using a fair value approach that considers market value, market multiple, and discounted cash flow methodologies. Discounted cash flow methodologies represent a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace.
Our annual testing as of October 1, 2012 did not result in an impairment of goodwill as the fair value of the Company was determined to be in excess of its carrying value. If an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value, goodwill will be evaluated for impairment between annual tests. There were no such changes during 2012, and as of December 31, 2012, there were no indicators that our goodwill was impaired.
Intangible assets, including developed technology, in-process development, customer relationships, non-compete agreements, and trade names arising principally from acquisitions are recorded at cost and then amortized to operating expense over their estimated useful lives.
Impairment and Other Losses on Long-Lived Assets
We evaluate our long-lived assets used in operations (primarily property and equipment) and intangible assets subject to amortization when events or changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the net undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to the fair value. Fair value is determined based on quoted market values, discounted cash flows, and appraisals. Our review is at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets.
We occasionally upgrade equipment and software due to obsolescence before the end of its originally estimated useful life and incur losses on the remaining net book value. In addition, we incur losses on the remaining net book value of our equipment that we are unable to recover from former customers. This equipment resides at customer locations to enable connection to our network. These losses are recorded as additional depreciation and amortization expense in cost of revenue and totaled $3,315, $3,394 and $2,667 during 2012, 2011 and 2010, respectively. This includes $682 of accelerated depreciation recognized in 2012 as a result of our strategic realignment (see Note 10 to the Consolidated Financial Statements).
Marketing Costs
We expense marketing costs, including advertising costs, as they are incurred. Such costs amounted to $2,343, $2,739 and $3,440 during 2012, 2011 and 2010, respectively.
Concentrations of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist of trade accounts receivable, which are generally unsecured, and cash and cash equivalents. Our credit risk is mitigated by our accounts receivable being diversified among a large number of customers with relatively low average balances segregated by both geography and industry. Our cash and cash equivalents are concentrated in operating bank accounts, which limits the risk of loss of principal.
Fair Value
The carrying amount reflected in the Consolidated Balance Sheets for cash and cash equivalents, restricted cash, accounts receivable and accounts payable equals or approximates their respective fair values due to their short maturities. The contingent consideration liability is also recorded at fair value.

Contingencies
We accrue for contingent obligations when the obligation is probable and the amount is reasonably estimable. As facts concerning contingencies become known, we reassess our position and make appropriate adjustments to the financial statements.
Share-Based Compensation
Share-based compensation cost is measured at the grant date based on the fair value of the award, less the effect of estimated forfeitures, and is recognized as expense on a straight-line basis over the vesting period.
3. Earnings per Share
Basic and Diluted Net Loss per Share
We calculate basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Our diluted net loss per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net loss per share. We were in a net loss position in 2012, 2011 and 2010, resulting in no difference between basic net loss per share and diluted net loss per share.
The following table summarizes our basic and diluted net loss per share calculations:

	Year ended December 31,
	2012	2011	2010
Net loss	$(2,322)	$(7,984)	$(1,654)
Basic weighted average common shares outstanding	29,482	29,224	29,366
Effect of dilutive securities	—	—	—
Diluted weighted average common shares outstanding	29,482	29,224	29,366
Basic loss per common share	$(0.08)	$(0.27)	$(0.06)
Diluted loss per common share	$(0.08)	$(0.27)	$(0.06)
Securities that were not included in the diluted net loss per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (see Note 13 to the Consolidated Financial Statements), are as follows:

	Year ended December 31,
	2012	2011	2010
Anti-dilutive shares	4,955	5,135	5,220
4. Accounting Standards
Recently Adopted Accounting Standards
In May 2011, the Financial Accounting Standards Board (or “FASB”) issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance is effective for reporting periods beginning after December 15, 2011 and is applied prospectively. The adoption of this amended guidance did not have any effect on our Consolidated Financial Statements.
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
Recently Issued Accounting Standards
In February 2013, the FASB issued amended guidance on providing information about the amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, and is applied retrospectively. As we do not currently have components of other comprehensive income, we do not expect the adoption of this guidance to have any effect on our Consolidated Financial Statements.
5. Acquisitions
On November 3, 2010, we acquired substantially all of the net assets of privately-held MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively known as “MaximumASP”). MaximumASP was a cloud server and dedicated hosting provider delivering its services, including managed virtual servers and physical servers, over the Internet to small business customers throughout the world. On October 29, 2010, we acquired 100% of the outstanding voting stock of privately-held Aretta Communications, Inc. (or “Aretta”). Aretta offered a cloud server-based PBX solution to small businesses throughout the world. Our purchase of MaximumASP and Aretta expanded our entry into the high growth cloud services market and allowed the expansion of our product portfolio of IT services into our small mid-sized business customer base. It also enabled us to serve a broad geographic opportunity outside our existing footprint.
Before the liability was settled, we recorded the contingent consideration liability at estimated fair value. The fair value of the contingent consideration was estimated by applying the income approach and was based on significant inputs that were not observable in the market, representing a level three measurement (as defined under ASC 820, Fair Value Measurements and Disclosures). Key assumptions included the discount rate representative of the time value of money for the period to the settlement date, and the probability-adjusted likelihood of milestone achievement and revenue achievement in calendar year 2011, the period in which the contingent consideration was measured. The contingent consideration was paid to former employees of Cbeyond, Inc. who previously worked for MaximumASP and Aretta.
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
During the third quarter of 2011, we finalized the measurement and allocation of the total consideration of identifiable assets and liabilities. Goodwill is primarily attributable to synergies unique to our sales and marketing channels that we believe provides us a competitive advantage in the market we serve. All the goodwill related to the MaximumASP acquisition is deductible for income tax purposes. For Aretta, none of the goodwill is deductible for income tax purposes.

The following table summarizes the fair values of the assets acquired and liabilities assumed:

	MaximumASP	Aretta	Total
Current assets	$179	$183	$362
Property, plant, and equipment	9,803	122	9,925
Identified intangible assets	8,200	2,197	10,397
Total identifiable assets acquired	18,182	2,502	20,684
Accounts payable and accrued liabilities	1,388	150	1,538
Deferred revenue	580	33	613
Deferred tax liability	—	920	920
Total liabilities assumed	1,968	1,103	3,071
Net identifiable assets acquired	16,214	1,399	17,613
Goodwill	17,186	2,628	19,814
Net assets acquired	$33,400	$4,027	$37,427
The following table summarizes changes to our goodwill and total contingent consideration liability:

	Goodwill	Contingent Consideration Liability
December 31, 2009	$—	$—
Acquisition date purchase price allocation	20,537	(6,802)
Fair value adjustments	—	(22)
December 31, 2010	20,537	(6,824)
Acquisition date related purchase adjustments:
Contingent consideration	(631)	631
Income tax-related adjustment	(92)	—
Contingent consideration paid	—	800
Fair value adjustments (1)	—	466
December 31, 2011	19,814	(4,927)
Fair value adjustments	—	(23)
Contingent consideration paid	—	4,950
December 31, 2012	$19,814	$—
(1) Fair value adjustments primarily relate to the decrease in the revenue level that was achieved under the MaximumASP contingent consideration arrangement and is recognized through selling, general and administrative costs.
Pro forma Reporting and Transaction Costs
The results of operations of both MaximumASP and Aretta have been included in our consolidated results of operations from their respective acquisition dates. Our 2010 results include $1,791 of revenue and $65 of net income from these acquisitions.
The following table represents our pro forma consolidated revenue and net loss for 2010 as if MaximumASP and Aretta had been acquired as of January 1, 2010. These amounts include pre-acquisition results of MaximumASP and Aretta and reflect additional depreciation and amortization, and consequential tax effects, as if the fair value of the acquired assets had been recognized at the beginning of the period (unaudited).

Year Ended December 31, 2010
Revenue	$461,991
Net Loss	$(2,644)
All transaction costs associated with the acquisitions were charged to selling, general and administrative expense as incurred. During 2011 and 2010, we incurred $154 and $755 in total transaction-related costs, respectively.

6. Intangible Assets
The following table provides information regarding our definite-lived intangible assets:

				December 31, 2012			December 31, 2011
	Useful Life Range (years)			Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships		10		$7,770	$(1,684)	$6,086	$7,770	$(906)	$6,864
Developed technology	3	to	4	1,572	(888)	684	1,572	(478)	1,094
Trade name	2	to	3	204	(156)	48	204	(86)	118
Non-compete agreements		2		63	(63)	—	63	(37)	26
Total				$9,609	$(2,791)	$6,818	$9,609	$(1,507)	$8,102
Customer relationships are derived from the MaximumASP acquisition and were assigned based on the valuation of single and multi-year customer contracts that are subject to extension, renewal, or termination. In estimating the fair value of these assets, we have assumed renewal of these contracts at a rate consistent with MaximumASP's historical experience.
Amortization expense on intangible assets was $1,284, $1,259 and $248 during 2012, 2011 and 2010, respectively. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of all identifiable intangible assets is 8.8 years. As of December 31, 2012, amortization expense on intangible assets for the next five years is expected to be as follows:

Year ending December 31,	Amount
2013	$1,223
2014	1,063
2015	777
2016	777
2017	$777

7. Property and Equipment
The following table provides information regarding our property and equipment:

	Useful Life Range (years)			December 31, 2012	December 31, 2011
Owned assets:
Land				$675	$675
Building		20		5,500	5,500
Network equipment	2	to	7	294,508	275,349
Leasehold improvements	3	to	10	27,970	28,068
Computers and software	2	to	5	177,112	148,721
Furniture and fixtures	5	to	7	7,841	7,908
Construction-in progress				19,128	18,427
Total owned assets				532,734	484,648
Less accumulated depreciation and amortization				(384,664)	(325,507)
Total owned assets, net				148,070	159,141
Assets under capital lease:
IRU (1)		20		8,367	1,625
Network equipment		4		1,591	—
Total assets under capital lease				9,958	1,625
Less accumulated depreciation and amortization				(404)	(296)
Total assets under capital lease, net				9,554	1,329
Property and equipment, net				$157,624	$160,470

(1)	We purchase network capacity under long-term contracts, typically 20 years, for the indefeasible right of use (or “IRU”) of fiber network infrastructure owned by others.
8. Other Liabilities
The following table summarizes significant components of other liabilities:

	December 31, 2012	December 31, 2011
Accrued bonus	$11,953	$8,918
Accrued other compensation and benefits	3,260	1,962
Accrued other taxes	4,173	4,404
Accrued promotions	534	1,155
Deferred rent	2,261	1,991
Other accrued expenses	2,123	2,495
Other accrued liabilities	24,304	20,925
Non-current deferred rent	5,656	7,348
Non-current deferred tax liability	791	—
Non-current other accrued expenses	1,275	1,510
Other non-current liabilities	$7,722	$8,858

9. Debt
The following table summarizes significant components of debt:

	December 31, 2012	December 31, 2011
Fiber Loan	$2,000	$—
Fiber capital lease obligation	4,678	—
Equipment capital lease obligation	1,591	—
Total debt	8,269	—
Current portion of long-term debt	1,322	—
Non-current portion of long-term debt	$6,947	$—
Credit Facility
We are party to a credit agreement with Bank of America (or “Credit Facility”), which provides for a $75,000 secured revolving line of credit and a $10,000 senior secured delayed draw term loan (or “Fiber Loan”). Our Credit Facility is available to finance working capital, capital expenditures, and other general corporate purposes.
On March 31, 2012, we entered into the sixth amendment of the Credit Facility to increase the allowable capital lease amounts under the agreement from $10,000 to $30,000. On May 2, 2012, we amended and restated our Credit Facility to provide a senior secured delayed draw term loan (or “Fiber Loan”) of $10,000. On March 4, 2013, we entered into the first amendment to the amended and restated Credit Facility to increase the allowable capital lease and permitted acquisitions amounts from $30,000 to $60,000. We also amended the financial covenants of the Credit Facility, replacing the covenants requiring us to maintain minimum levels of Adjusted EBITDA and maximum levels of annual capital expenditures with a covenant requiring us to maintain a minimum fixed charge coverage ratio. Additionally, we extended the maturity date of the Credit Facility (including the Fiber Loan) to May 2, 2018 and extended the draw period of the Fiber Loan to December 31, 2014. Fiber Loan principal payments are due in quarterly installments as early as June 2014 through the maturity date of May 2, 2018.
The interest rates applicable to loans under the Credit Facility are floating interest rates that, at our option, will equal a London Interbank Offered Rate (or “LIBOR”) or an alternate base rate plus, in each case, an applicable margin. The current base rate is a fluctuating interest rate equal to the higher of (a) the prime rate of interest per annum publicly announced from time to time by Bank of America, as administrative agent, as its prime rate in effect at its principal office in New York City; (b) the overnight federal funds rate plus 0.50%; and (c) the Eurodollar base rate plus 1.0%. The interest periods of the Eurodollar loans are one, two, three or six months, at our option. The amended applicable margins for LIBOR loans or alternate base rate loans are 1.75% and 0.75%, respectively. In addition, we are required to pay to Bank of America a commitment fee for unused commitments at a per annum rate of 0.40%.
The Credit Facility is secured by all assets of Cbeyond Communications, LLC (or “LLC”) and is guaranteed by Cbeyond, Inc. All assets of the consolidated entity reside with LLC. In addition, Cbeyond, Inc. has no operations other than those conducted by LLC. Accordingly, all income and cash flows from operations are generated by and belong to LLC and all assets appearing on the Consolidated Financial Statements secure the Credit Facility. In addition, the credit agreement contains certain restrictive covenants that effectively prohibit us from paying cash dividends.
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, pay cash dividends, sell or acquire assets, and grant security interests in our assets. The credit agreement also contains certain customary negative covenants, representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain a consolidated fixed charge coverage ratio greater than or equal to 1.2 to 1.0. As of December 31, 2012, we are in compliance with all applicable covenants.
During 2012, we borrowed and repaid $4,250 of short term borrowings under our revolving line of credit, and as of December 31, 2012, we had no outstanding borrowings, utilized $1,345 for letters of credit, and had $73,655 in remaining availability. As of December 31, 2012, we had $2,000 outstanding under the Fiber Loan at an annual interest rate of 2.0% and had remaining availability of $8,000.
Borrowings under the Credit Facility and Fiber Loan approximate fair value due to their variable interest rates and are based on Level 2 inputs. We value long-term debt using market and/or broker ask prices when available. When not available, we use a standard credit adjusted discounted cash flow model.

As of December 31, 2012, our Fiber Loan will be payable as follows:

Year ending December 31,	Fiber Loan Payments
2013	$—
2014	—
2015	571
2016	571
2017	572
Thereafter	286
Total	$2,000
Equipment Capital Leases
During the fourth quarter of 2012, we entered into a master lease agreement for servers and computer equipment and took delivery of these assets in December 2012. The future minimum capital lease obligation under this agreement is approximately $1,591 at an effective interest rate of 3.4%. Monthly payments under the agreement will be made through December 2016.
Fiber Capital Leases
The amendments to our Credit Facility were made in connection with our strategic initiative to focus on technology-dependent customers while delivering higher network bandwidth at a lower overall cost. In March 2012, we executed agreements with optical fiber providers whereby we will acquire fiber network assets in multiple markets under 20-year capital leases, including an agreement for the indefeasible rights of use of certain fiber assets. Our contracts include commitments expected to be satisfied through monthly payments over the first five years, and commitments expected to be satisfied through lump sum payments as delivery milestones are met. All lump sum payments will be directly funded by our Fiber Loan, which will be repaid by us through the maturity date of May 2, 2018.
Upon execution of these agreements, we took delivery of certain fiber network assets and incurred future minimum capital lease obligations of $2,400. This obligation was partially satisfied in May 2012 through a $2,000 lump sum payment directly funded by our Fiber Loan. We intend to satisfy the remaining obligation using our Fiber Loan. During the remainder of 2012, we took delivery of additional fiber assets with future minimum capital lease obligations of $4,342.
As of December 31, 2012, capital lease obligations to equipment and fiber network providers will be payable as follows:

Year ending December 31,	Equipment Lease Obligations	Fiber Lease Obligations	Total
2013	$426	$1,313	$1,739
2014	426	913	1,339
2015	426	913	1,339
2016	427	914	1,341
2017	—	845	845
Thereafter	—	—	—
Total minimum lease payments	1,705	4,898	6,603
Amount representing interest	(114)	(220)	(334)
Current portion of capital lease obligation	(419)	(903)	(1,322)
Non-current portion of capital lease obligation	$1,172	$3,775	$4,947
We have outstanding construction orders for fiber assets with future minimum lease payments of $6,170, for which we have obtained building access agreements (or "BAAs"). We enter into BAAs with building owners in order to locate equipment on-site that will be used to serve tenants and also access building risers and raceways for interior wiring. These commitments are not recognized on our balance sheet as of December 31, 2012 because they are contingent upon third parties completing construction and our testing and acceptance of the fiber assets.

As of December 31, 2012, our commitments to fiber network providers, based on estimated delivery dates of these fiber assets, will be payable as follows:

Year ending December 31,	Fiber lease commitments
2013	$1,097
2014	801
2015	801
2016	801
2017	801
Thereafter	1,869
Total	$6,170
As of December 31, 2012, we have placed additional construction orders that total $11,481 for which we have not yet obtained building access agreements. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed in the future.
10. Strategic Realignment
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
This strategic realignment resulted in $2,918 of expense during 2012. We recognized $682 of non-cash costs that are included in Depreciation and amortization. All other costs are included in Selling, general, and administrative expense. We expect to complete the realignment during the first half of 2013 and incur approximately $500 of additional realignment charges.
The following table summarizes changes to the accrued liability associated with the strategic realignment during 2012:

	Employee costs (1)	Facility exit costs (2)	Other costs	Total
Expense	$1,431	$696	$109	$2,236
Payments	(1,034)	(422)	(109)	(1,565)
Accrued liability at December 31, 2012	$397	$274	$—	$671

(1)	The remaining employee-related liability will be paid within 12 months and approximates fair value due to the short discount period.

(2)
Includes costs for consolidating certain leased offices. These charges were measured using fair value measurements with unobservable inputs (Level 3) and represent the present value of expected lease payments and direct costs to obtain a sublease, reduced by estimated sublease rental income. The timing and amount of estimated cash flows will continue to be evaluated each reporting period.

11. Income Taxes
In 2012, we utilized net operating loss carryforwards to offset taxable income. Current income taxes recognized relate primarily to Alternative Minimum Tax (or "AMT"), income taxes in states in which we do not have net operating loss carryforwards, and income taxes in states with gross receipts based taxes, which are due regardless of profit levels. In 2011, we generated net operating loss carryforwards, which can offset future taxable income.

The current and deferred income tax provision for 2012, 2011 and 2010 are as follows:

	Year ended December 31,
	2012	2011	2010
Current:
Federal	$194	$—	$66
State	915	761	834
Total current	1,109	761	900
Deferred:
Federal	2,478	904	377
State	(24)	(126)	(351)
Change in valuation allowance	3,028	3,637	(612)
Total deferred	5,482	4,415	(586)
Income tax provision	$6,591	$5,176	$314
The current provision for federal income taxes during the years ended December 31, 2012 and 2010 consisted of AMT because we could only offset 90% of AMT taxable income with AMT net operating losses in those years. AMT payments result in a credit that will be used to offset regular income taxes due in future periods, when and if we pay regular income tax. We also recorded current state tax expense in 2012, 2011 and 2010 primarily as a result of the Texas Margin Tax that totaled $681, $660 and $673 in 2012, 2011 and 2010, respectively. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate.
During 2012, certain restricted shares vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This resulted in realizing a lower actual tax deduction than was deducted for financial reporting purposes. As a result, we wrote off deferred tax assets of $1,235 relating to the share-based compensation that had been recognized for these restricted shares for financial reporting purposes, with the charge going first to exhaust the Company's accumulated additional-paid-in-capital, and the remainder charged to income tax expense. In addition, a portion of our valuation allowance against other deferred tax assets was no longer required and was reduced as an income tax benefit.
The following table summarizes the significant differences between the U.S. federal statutory tax rate of 35% and our effective tax rate for 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Federal income tax provision at statutory rate	$1,494	$(983)	$(469)
State income taxes, net of federal benefit	587	394	380
Nondeductible expenses	272	265	279
Nondeductible share-based compensation costs	1,223	1,883	808
Other	(13)	(20)	(72)
Change in valuation allowance	3,028	3,637	(612)
Income tax provision	$6,591	$5,176	$314
The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases give rise to deferred tax assets and liabilities.

The following table provides information regarding our deferred tax assets and liabilities:

	December 31, 2012	December 31, 2011
Deferred tax assets:
Net operating loss (federal and state)	$30,330	$32,687
Deferred Rent	3,006	3,554
Allowance for doubtful accounts	851	993
Accrued telecommunications liabilities	519	452
Accrued liabilities	1,630	1,791
Intangible assets	75	—
Share-based compensation expense	12,037	12,013
Other	4,894	3,846
Gross deferred tax assets	53,342	55,336
Deferred tax liabilities:
Property and equipment	15,013	13,940
Intangible assets	—	481
Goodwill	791	371
Other	337	798
Gross deferred tax liabilities	16,141	15,590
Net deferred tax assets	37,201	39,746
Valuation allowance	(37,992)	(35,042)
Net deferred tax (liabilities) assets	(791)	4,704
Less non-current deferred tax liabilities (assets)	791	(4,254)
Current net deferred tax assets	$—	$450
At December 31, 2012, we have federal net operating loss carryforwards of approximately $114,774 and state net operating loss carryforwards of $103,629, which begin expiring in 2021. The federal net operating loss carryforward consists of net operating losses unrelated to share-based compensation of $77,710, with a corresponding deferred tax asset of $27,199, and net operating losses related to share-based compensation of $37,064. We follow the “with and without approach”, including indirect effects, which considers the impact of share-based compensation deductions last when computing the tax benefits of share-based compensation. Under this approach, any regular income tax benefit derived from net operating losses related to share-based compensation is reflected as additional paid-in-capital at the time such benefit is realized.
Our net deferred tax assets, before valuation allowance, totaled $37,201 and $39,746 at December 31, 2012 and 2011, respectively, and primarily relate to net operating loss carryforwards. We maintain a valuation allowance, which reduces our deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2012, our valuation allowance was $37,992. In evaluating our ability to realize our deferred income tax assets we consider all available positive and negative evidence, including our historical operating results, ongoing tax planning and forecasts of future taxable income. Our evaluation led us to increase our valuation allowance by $3,304 in the fourth quarter of 2012, resulting in additional income tax expense and a decreased in basic and diluted earnings per share of $0.11. In addition to our fully reserved net deferred tax assets, we maintain a deferred tax liability of $791 related to goodwill amortization that is deductible for tax purposes but will likely remain non-deductible for book purposes. In the above table, net operating losses and the valuation allowance as of December 31, 2011 have been reduced by $1,806 to reflect an adjustment to our state net operating losses.
We continually evaluate whether we have any limitations on our ability to utilize net operating loss carryforwards under Internal Revenue Code Section 382 due to changes in ownership and periodically engage third party experts to perform a formal study. The most recent formal study was updated through late 2012 with the conclusion that there were ownership changes sufficient to cause an annual limitation on the use of net operating losses. However, the limitation significantly exceeds our projected annual taxable income projections, so we believe the current limitation will have no effect on our ability to utilize net operating loss carryforwards. However, utilization of these net operating loss carryforwards may be limited in future years if significant ownership changes were to occur subsequent to our most recent study.
The tax years 2009 to 2012, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2001 to 2008 may also be subject to examination.

12. Employee Benefit Plan
401(k) Plan
We have a 401(k) Defined Contribution Retirement Plan (or “401(k) Plan”) for the benefit of eligible employees and their beneficiaries. All regular employees are eligible to participate in the Plan on the first day of the month following 90 days of employment. The Plan provides for an employee deferral up to the dollar limit that is set by the Internal Revenue Service.
We have a commitment to contribute shares to the 401(k) Plan at the end of each plan year which equates to a matching contribution value as a percentage of eligible employee compensation. We match up to 3.5% of eligible compensation contributed by employees. We fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the 401(k) Plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The 401(k) Plan does not limit the number of shares that can be issued to settle the matching contribution.
During 2012, 2011 and 2010, we recognized $2,602, $2,556 and $2,238, respectively, of share-based compensation expense relating to our matching contributions under the 401(k) Plan. We made a matching contribution of 288 shares of Company stock in January 2013 relating to the 401(k) Plan year ended December 31, 2012.
Deferred Compensation Plan
We maintain a self-directed, non-qualified, deferred compensation plan that provides supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws for certain executives and other highly compensated employees. Participants may elect to defer receipt of a portion of their annual compensation and invest these amounts in various investment choices.
Our deferred compensation obligation is included on our Consolidated Balance Sheets in other non-current liabilities. Investment earnings, administrative expenses, changes in investment values and increases or decreases in the deferred compensation obligation resulting from changes in the investment values are recorded in our Consolidated Statements of Operations. Deferred compensation plan assets are included in other non-current assets on our Consolidated Balance Sheets. As of December 31, 2012 and 2011, deferred compensation plan assets totaled $1,365 and $1,089, and deferred compensation plan liabilities totaled $1,071 and $1,207, respectively.
13. Share-Based Compensation Plans
Compensation expense for share-based awards, including those related to our 401(k) Plan and our corporate bonus plans, for 2012, 2011 and 2010 totaled $13,140, $14,149 and $15,591, respectively. As of December 31, 2012, we had 242 share-based awards available for future grant. We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights (collectively referred to as "share-based awards"). Although the Board of Directors may approve a different vesting period, share-based awards generally vest at a rate of 25% per year over four years or at the attainment of certain performance targets as of the determination date. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans.
We also grant equity instruments to non-employees. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued, which we deem more reliably measurable than the fair value of the consideration received. The measurement date of the fair value of the equity instrument issued is the date on which the counterparty's performance is complete.
Consistent with the prior year, 50% of the share-based awards granted to our Chief Executive Officer in 2012 are based on achieving financial performance metrics, and beginning this year, 30% of the share-based awards granted in 2012 to certain other executive officers are based on these same metrics. The 2012 performance-based awards are earned based upon attaining a certain financial performance metric in 2012 with 25% of these awards contingent upon sustaining the metric in 2013. Under the terms of these awards granted to the Chief Executive Officer and other executive officers in 2012, these awards vest in 50% increments in 2014 and 2015. The number of performance-based restricted shares and options granted in 2012, assuming achievement at target, was 39 and 65, respectively. Each executive will ultimately earn between 0% and 200% of the target amount of shares based on performance. Performance is dependent on 2013 results and thus has not been finalized as of December 31, 2012.

Stock Options
Options are granted at exercise prices determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options as the second day following a quarterly earnings release for previously approved standard option grants. Share-based option awards expire 10 years after the grant date.
The following table summarizes the weighted average grant date fair values and the trinomial option-pricing model assumptions that were used to estimate the grant date fair value of options:

	Year ended December 31,
	2012	2011	2010
Grant date fair value	$3.77	$6.02	$7.05
Expected dividend yield	—%	—%	—%
Expected volatility	53.4%	53.2%	56.3%
Risk-free interest rate	1.4%	2.7%	2.4%
Expected multiple of share price to exercise price upon exercise	2.0	2.0	2.2
Post vest cancellation rate	2.9%	1.3%	2.7%
The risk-free interest rate used in estimating the fair value of options is based on U.S. Treasury zero-coupon securities over the appropriate period. We also use historical data to estimate the expected multiple of share price to exercise price upon exercise, volatility, and the post-vest cancellation rate of options granted. We evaluate the appropriateness of the underlying assumptions each time we estimate the fair value of equity instruments requiring measurement.
The following table summarizes our option activity and weighted average exercise price:

	Year ended December 31,
	2012		2011		2010
	Options	Exercise Price	Options	Exercise Price	Options	Exercise Price
Outstanding at beginning of year	3,616	$14.20	3,705	$14.76	3,894	$14.82
Granted	324	7.63	219	11.86	233	13.24
Exercised (1)	(474)	3.89	(35)	9.09	(233)	8.99
Forfeited or canceled	(167)	20.13	(272)	20.56	(188)	21.49
Expired	(1)	11.06	(1)	13.43	(1)	13.43
Outstanding, December 31, 2012 (2)	3,298	14.74	3,616	14.20	3,705	14.76
Vested and expected to vest at end of year (3)	3,288	$14.75	3,586	$14.19	3,663	$14.70

(1)	The total intrinsic value of options exercised during 2012, 2011 and 2010 was $2,091, $167 and $1,372, respectively.

(2)
The total outstanding awards as of December 31, 2012 includes 92 performance options of which 9 vested in 2012 and are exercisable as of December 31, 2012. The remaining 83 outstanding performance options are unvested as of December 31, 2012.

(3)	As of December 31, 2012, the aggregate intrinsic value of options vested and expected to vest was $1,862.
The following table summarizes our options outstanding and exercisable as of December 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Options Exercisable (1)	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
$3.88	261	0.9	$3.88	261	0.9	$3.88
6.00 to 9.00	343	9.2	7.52	8	8.8	6.30
11.00 to 14.00	1,575	3.9	11.90	1,359	3.2	11.74
15.00 to 19.00	244	5.7	16.24	226	5.6	16.29
19.01 to 22.00	449	4.8	19.80	449	4.8	19.80
Over 22.00	426	4.3	31.47	425	4.3	31.47
	3,298	4.5	$14.74	2,728	3.6	$15.76

(1)	As of December 31, 2012, the aggregate intrinsic value of options exercisable was $1,366.
As of December 31, 2012, unrecognized share-based compensation expense related to unvested stock option awards totaled approximately $1,925 and is expected to be recognized over a weighted-average period of 2.5 years.

Restricted Shares
During 2012, 2011 and 2010, we granted 1,240, 565 and 894 restricted shares, respectively. On February 12, 2010, we canceled 190 restricted shares, whose vesting depended upon meeting certain minimum annual Adjusted EBITDA levels by 2010 and 2012, as we determined that achieving the performance criteria necessary for these awards to vest was not probable. On February 25, 2010, the affected executives were granted 160 shares of restricted stock that vest in 50% increments in February 2011 and 2012. The shares were issued at a total grant-date fair value of $2,032. We recognized $172, $1,007 and $811 of share-based compensation expense from these awards during 2012, 2011 and 2010, respectively.
On September 23, 2012, the Board of Directors approved a grant of restricted shares to certain executive officers, excluding our Chief Executive Officer. The restricted shares include 375 shares that vest based on our share price performance compared to the Russell 2000 Index over a two year period beginning October 1, 2012. Each executive is granted a target number of shares and will ultimately earn between 0% and 150% of the target amount of shares based on a performance multiplier. The aggregate grant date fair value of the market restricted shares is $3,686, of which $480 was recognized as expense during 2012. The fair value of performance awards with a market condition are determined using a Monte Carlo simulation. The Monte Carlo valuation model simulates a range of possible future stock prices for the Company and the Russell 2000 Index to estimate the probability that a vesting condition will be achieved. Assumptions used in the Monte Carlo valuation model include a risk-free rate of return of 0.3%, an expected term of 2.0 years, and volatility of 49.7%. We considered historic and observable market data when determining these assumptions. Expense is recognized ratably over the performance period.
The following table summarizes our restricted share award activity:

	Market or Performance-based RSAs	Weighted Average Grant-Date Fair Value	Service-based RSAs (4)	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2009	190	$17.09	936	$18.81
Granted	—	—	894	13.33
Vested (1)	—	—	(388)	19.28
Canceled	(190)	17.09	—	—
Forfeited	—	—	(129)	14.84
Performance Adjustment	—	—	na	na
Outstanding at December 31, 2010	—	$—	1,313	$15.53
Granted	10	14.44	555	13.04
Vested (1)	—	—	(564)	16.06
Canceled	—	—	—	—
Forfeited	—	—	(128)	14.10
Performance Adjustment	—	—	na	na
Outstanding at December 31, 2011	10	$14.44	1,176	$13.94
Granted	414	9.66	826	8.08
Vested (1)	(3)	14.44	(663)	13.32
Canceled	—	—	—	—
Forfeited	—	—	(167)	13.05
Performance Adjustment (2)	(1)	14.44	na	na
Outstanding at December 31, 2012 (3)	420	$9.72	1,172	$10.29

(1)	The fair value of restricted shares that vested during 2012, 2011 and 2010 was $5,157, $6,766, and $5,133 respectively.

(2)	Based on our financial performance, the March 2011 performance grant will pay out at 90%.

(3)
Our market and performance-based awards are included in the preceding table at target amounts and are adjusted, as necessary, in the period that the market or performance condition is satisfied. The maximum number of awards that may vest is 647.

(4) Shares contributed to our 401(k) Plan are excluded from the table above.
As of December 31, 2012, unrecognized share-based compensation expense related to unvested restricted share awards outstanding totaled approximately $11,116 and is expected to be recognized over a weighted-average period of 2.0 years.

During the first quarter of 2012, management approved a mandatory share-based compensation plan for employee participants that provides for the settlement of 20% of performance-based compensation under our 2012 corporate bonus plan with shares of common stock. The plan does not limit the number of shares that can be issued to settle the obligation. The shares earned by the participants in this plan vest at various points in 2013. During 2012, we recognized $2,047 of share-based compensation expense under our 2012 corporate bonus plan. Based on the December 31, 2012 share price, 226 shares would be required to satisfy the $2,047 obligation as of December 31, 2012.
14. Commitments
We have entered into various non-cancelable operating leases, with expirations through September 2020, for office space used in our operations and for dedicated space within multi-tenant office buildings to locate equipment on-site for serving tenants. We also lease customer circuits, including T1 lines and lit fiber, under agreements with minimum volume or term commitments in order to obtain more favorable pricing on a per circuit basis.
Anticipated interest payments include commitment fees related to our Credit Facility (see Note 9 to the Consolidated Financial Statements).
As of December 31, 2012, obligations under these arrangements will be payable as follows:

Year ending December 31,	Operating Leases	Circuit Commitments	Anticipated Interest Payments
2013	$10,994	$7,874	$340
2014	10,491	5,148	340
2015	9,004	1,379	300
2016	5,229	137	300
2017	2,445	27	300
Thereafter	3,017	—	99
Total	$41,180	$14,565	$1,679
15. Segment Information
Through June 30, 2012, we were organized into three reportable segments: Core Managed Services Established Markets, Core Managed Services Emerging Markets, and Cloud Services. Our Chief Executive Officer is the Chief Operating Decision Maker (or “CODM”). Beginning in late 2011 and continuing into the third quarter of 2012, we integrated substantially all administrative and operating functions of our former Cloud Services segment into the administrative and operating functions of our former Core Managed Services segments. Sales and marketing functions have also been combined as we focus on selling integrated service bundles that include our cloud-based services. Due to the advanced stage of our integration, during the third quarter of 2012, our CODM began assessing performance on product-oriented basis rather than on a geographic basis by reviewing financial results on a consolidated basis accompanied by disaggregated revenue information by product line. Accordingly, we have revised our reportable segments to reflect the way our CODM is currently managing and viewing the business. As of December 31, 2012 we operate our business as one reportable segment.
The following table provides information regarding revenue by service offering for 2012, 2011 and 2010:

	Year ended December 31,
	2012	2011	2010
Network, Voice and Data	$463,289	$464,659	$445,898
Managed Hosting and Cloud	24,677	20,763	6,067
Total revenue	$487,966	$485,422	$451,965
16. Share Repurchase Program
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

17. Contingencies
Triennial Review Remand Order
The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a two-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed as telecommunication cost recoveries once they pass the applicable back billing period, or once a settlement agreement is reached that may relieve a previously recognized liability. As of December 31, 2012 and December 31, 2011, respectively, our accrual for TRRO totaled $1,207 and $1,187.
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
To date, we have been successful in satisfactorily demonstrating our compliance and have concluded audits with either no assessment or assessments that were not material to us. However, we cannot be assured that in every such audit in the future the merits of our position or the reasonableness of our interpretation and application of rules will prevail. During the third quarter of 2012, we identified conflicting statutes and regulations regarding the taxation of certain transactions in one taxing jurisdiction where we conduct business and estimated a maximum potential exposure of up to $1,000. The relevant taxing authority concluded their audit during the fourth quarter of 2012 with no significant findings or assessments.
Dissolution of Captive Leasing Subsidiaries
Effective December 31, 2006, we dissolved and collapsed our captive leasing subsidiaries. These subsidiaries historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these subsidiaries. In connection with the dissolution, a final accounting of all activity under the leasing subsidiaries was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing subsidiaries that existed at the time of collapse, are included in Other Accrued Liabilities. Over time, we have adjusted the liabilities related to captive leasing subsidiaries for any statutory periods that have expired. During 2011, we recorded the remainder of these liabilities since all statutory periods expired as of March 31, 2011, resulting in a benefit of $1,204 to Other income, net, compared to a benefit of $1,867 during 2010.
Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities as of December 31, 2012 and that there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.
We were involved in a lawsuit with IPVX Patent Holdings, Inc. (“IPVX”) (the current owner of patents previously owned by Klausner Technologies (“Klausner”)) that Klausner filed in the United States District Court for the Eastern District of Texas. Klausner sued us and a number of other technology companies on October 27, 2011, alleging that our service violates various patents they have for a technology known as visual voicemail, and Klausner subsequently sold the patent to IPVX. In February 2013, we settled this matter with IPVX.
18. Selected Quarterly Financial Data (unaudited)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$123,843	$123,762	$121,491	$118,870
Gross profit (exclusive of depreciation and amortization)	83,359	83,598	82,816	79,611
Depreciation and amortization expense	18,876	18,370	18,172	18,605
Operating (loss) income	(1,325)	5,643	4,060	(3,532)
(Loss) income before income taxes	(1,452)	5,499	3,922	(3,700)
Net (loss) income	(1,194)	2,694	1,953	(5,775)
Net (loss) income per common share—basic	$(0.04)	$0.09	$0.07	$(0.19)
Net (loss) income per common share—diluted	$(0.04)	$0.09	$0.06	$(0.19)

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$118,978	$120,594	$122,529	$123,321
Gross profit (exclusive of depreciation and amortization)	79,382	80,386	82,072	82,276
Depreciation and amortization expense	16,462	17,496	16,842	19,095
Operating (loss) income	(1,533)	(1,500)	(514)	28
Loss before income taxes	(423)	(1,627)	(650)	(108)
Net loss	(141)	(1,676)	(1,141)	(5,026)
Net loss per common share—basic	$—	$(0.06)	$(0.04)	$(0.17)
Net loss per common share—diluted	$—	$(0.06)	$(0.04)	$(0.17)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Management's Annual Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the “Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission." Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting, which appears in Item 8 of this report.

Item 9B.	Other Information
On March 4, 2013, Larry D. Thompson, a Class III Director, informed the Company that he has resigned from our Board of Directors effective as of that date.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be contained in our definitive proxy statement issued in connection with the 2013 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.
Our Board of Directors has adopted a Code of Ethics. This Code of Ethics applies to all of our directors, officers and employees and all such individuals are required to strictly adhere to the principles as described in the Code of Ethics. The Code of Ethics is available on our website at www.cbeyond.com. The foregoing information is also available in print upon request.

Item 11.	Executive Compensation
The information required by this Item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Participation” issued in connection with the 2013 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in our definitive proxy statement under the captions “Security Ownership of Certain Beneficial Owners” and "Equity Compensation Plan Information" issued in connection with the 2013 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2013 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2013 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2012 and is incorporated herein by reference.

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

3.1(b)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.
3.2(c)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.
10.1(c)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.
10.2(c)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.
10.3(c)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.
10.4(c)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.
10.5(c)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.
10.6(c)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.
10.7(c)	Form of Amended and Restated At-Will Employment Agreement.
10.8(d)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.9(e)	First Amendment to Credit Agreement, dated as of July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.10(f)	Form of Indemnity Agreement by and between Cbeyond and each of the executive officers.
10.11(g)	Form of At-Will Employment Agreement by and between Cbeyond and James Geiger.
10.12(g)	Form of At-Will Employment Agreement by and between Cbeyond and J. Robert Fugate.
10.13(g)	Form of At-Will Employment Agreement by and between Cbeyond and each of Robert Morrice, Brooks Robinson, Chris Gatch, Joseph Oesterling and Richard Batelaan.
10.14(h)	Waiver and Second Amendment to Credit Agreement, dated as of February 24, 2009, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.15(i)	Cbeyond Inc.'s 2005 Equity Incentive Award Plan, as amended and restated on June 12, 2009.
10.16(i)	Cbeyond Inc.'s Senior Executive Bonus Plan, as adopted on June 12, 2009.
10.17(j)	Third Amendment to Credit Agreement, dated as of March 3, 2010, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.18(k)
Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of February 22, 2011, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.

10.19(l)	Fifth Amendment to Credit Agreement, dated as of May 4, 2011 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.20 (m)	Sixth Amendment to Credit Agreement dated as of March 31, 2012 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.21	First Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2013 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto (filed herewith).
14.1(n)	Cbeyond Inc.'s Code of Ethics
21.1	Subsidiary of Cbeyond, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).
31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
(a) Incorporated by reference to Form 8-K dated November 3, 2010 filed on November 4, 2010 (File No. 000-51588).
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
(h) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2008 filed on March 6, 2009 (File No. 000-51588).
(i) Incorporated by reference to Cbeyond Inc.'s definitive proxy statement for the 2009 Annual Meeting of Stockholders filed on April 24, 2009 (File No. 000-51588).
(j) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010 (File No. 000-51588).
(k) Incorporated by reference to Form 8-K dated February 22, 2011 filed on February 28, 2011 (File No. 000-51588).
(l) Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2011 filed on May 5, 2011 (File No. 000-51588).
(m) Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2012 filed on May 3, 2012 (File No. 000-51588).
(n) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2005 filed on March 31, 2006 (File No. 000-51588).

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

Signature	Title	Date

/S/ JAMES F. GEIGER	Chairman, President and Chief Executive Officer	March 7, 2013
James F. Geiger

/S/ J. ROBERT FUGATE	Executive Vice President and Chief Financial Officer	March 7, 2013
J. Robert Fugate

/S/ HENRY C. LYON	Senior Vice President and Chief Accounting Officer	March 7, 2013
Henry C. Lyon

/s/ KEVIN COSTELLO	Director	March 7, 2013
Kevin Costello

/S/ JONATHAN CRANE	Director	March 7, 2013
Jonathan Crane

/S/ D. SCOTT LUTTRELL	Director	March 7, 2013
D. Scott Luttrell

/S/ MARTIN MUCCI	Director	March 7, 2013
Martin Mucci

/S/ DAVID A. ROGAN	Director	March 7, 2013
David A. Rogan

/s/ MARVIN WHEELER	Director	March 7, 2013
Marvin Wheeler

/S/ BONNIE P. WURZBACHER	Director	March 7, 2013
Bonnie P. Wurzbacher