Form 10-Q
period 2013-03-31
CBEYOND, INC.
filed 2013-05-02
CIK 1205727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on April 29, 2013
Common Stock, $0.01 par value	30,376,608

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: the significant reduction in economic activity, which particularly affects our target market of small businesses; the risk that we may be unable to continue to experience revenue growth at historical or anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our dependence on third-party vendors who might increase prices or cause service disruptions beyond our control; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to comply with our credit facility covenants; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; pending regulatory action relating to our compliance with customer proprietary network information; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for products and technologies; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; our ability to implement and execute successfully our new strategic focus; our ability to expand fiber availability; the extent to which small and medium sized businesses continue to spend on cloud, network and security services; our ability to recruit, maintain and grow a sales force focused exclusively on our technology-dependent customers; our ability to integrate new products into our existing infrastructure; the effects of realignment activities; the extent to which our customer mix becomes more technology-dependent; our ability to achieve future cost savings related to our capital expenditures and investment in Ethernet technology; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012 and any updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K and this report in the sections titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	As of
	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$23,820	$30,620
Accounts receivable, net of allowance for doubtful accounts of $2,041 and $2,240	23,383	23,328
Prepaid expenses	10,662	8,780
Inventory, net	1,775	1,468
Other assets	2,128	2,175
Total current assets	61,768	66,371
Property and equipment, net of accumulated depreciation and amortization of $398,978 and $385,068	155,850	157,624
Goodwill	19,814	19,814
Intangible assets, net of accumulated amortization of $3,102 and $2,791	6,507	6,818
Other non-current assets	3,757	4,421
Total assets	$247,696	$255,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,203	$15,870
Accrued telecommunications costs	14,803	15,653
Deferred customer revenue	12,271	11,344
Other accrued liabilities	16,044	24,304
Current portion of long-term debt	1,950	1,322
Total current liabilities	57,271	68,493
Non-current portion of long-term debt	9,092	6,947
Other non-current liabilities	7,431	7,722
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 30,550 and 29,924 shares issued and outstanding	306	299
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	326,149	323,584
Accumulated deficit	(152,553)	(151,997)
Total stockholders’ equity	173,902	171,886
Total liabilities and stockholders’ equity	$247,696	$255,048
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2013	2012
Revenue	$119,946	$123,843
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $9,325, and $10,386 respectively, shown separately below)	38,788	40,484
Selling, general and administrative (exclusive of depreciation and amortization of $8,280 and $8,490 respectively, shown separately below)	63,771	65,808
Depreciation and amortization	17,605	18,876
Total operating expenses	120,164	125,168
Operating loss	(218)	(1,325)
Other expense:
Interest expense, net	(153)	(127)
Loss before income taxes	(371)	(1,452)
Income tax (expense) benefit	(185)	258
Net loss	$(556)	$(1,194)
Net loss per common share:
Basic	$(0.02)	$(0.04)
Diluted	$(0.02)	$(0.04)
Weighted average common shares outstanding:
Basic	30,175	29,066
Diluted	30,175	29,066
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2012	29,924	$299	$323,584	$(151,997)	$171,886
Exercise of stock options	12	—	46	—	46
Issuance of employee benefit plan stock	288	3	70	—	73
Issuance of employee bonus plan stock	283	3	2,044	—	2,047
Share-based compensation from options to employees	—	—	208	—	208
Share-based compensation from restricted shares to employees	—	—	1,668	—	1,668
Share-based compensation for non-employees	—	—	8	—	8
Vesting of restricted shares	235	2	(2)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(192)	(1)	(1,477)	—	(1,478)
Net loss	—	—	—	(556)	(556)
Balance at March 31, 2013	30,550	$306	$326,149	$(152,553)	$173,902
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2013	2012
Operating Activities:
Net loss	$(556)	$(1,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,605	18,876
Deferred taxes	119	(439)
Provision for doubtful accounts	919	1,644
Non-cash share-based compensation	2,979	3,783
Change in acquisition-related contingent consideration	—	23
Changes in operating assets and liabilities:
Accounts receivable	(974)	(798)
Inventory	(307)	816
Prepaid expenses and other current assets	(1,835)	(2,690)
Other assets	784	60
Accounts payable	(3,667)	(1,150)
Other liabilities	(7,637)	(5,588)
Net cash provided by operating activities	7,430	13,343
Investing Activities:
Purchases of property and equipment	(12,434)	(14,836)
Additional acquisition consideration	—	(4,950)
Decrease in restricted cash	—	1,295
Net cash used in investing activities	(12,434)	(18,491)
Financing Activities:
Taxes paid on vested restricted shares	(1,478)	(1,167)
Principal payments of capital lease obligations	(244)	—
Proceeds from short-term borrowings	—	4,250
Repayment of short-term borrowings	—	(250)
Financing issuance costs	(120)	(15)
Proceeds from exercise of stock options	46	6
Repurchase of common stock	—	(2,005)
Net cash (used in) provided by financing activities	(1,796)	819
Net decrease in cash and cash equivalents	(6,800)	(4,329)
Cash and cash equivalents at beginning of period	30,620	8,521
Cash and cash equivalents at end of period	$23,820	$4,192
Supplemental disclosure:
Interest paid	$116	$80
Income taxes paid, net of refunds	$—	$26
Non-cash purchases of property and equipment	$3,017	$2,400
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
We operate as one reportable segment based upon the financial information that our Chief Executive Officer, who is the chief operating decision maker, regularly reviews to decide how to allocate resources and assess performance.
Unaudited Interim Results
The accompanying unaudited interim Condensed Consolidated Financial Statements and information have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Reclassifications
Reclassifications have been made to the three months ended March 31, 2012 Condensed Consolidated Statement of Operations to condense Customer revenue and Terminating access revenue and conform to our current presentation of Revenue for the three months ended March 31, 2013.
Recently Adopted Accounting Standards
In February 2013, the FASB issued amended guidance on providing information about the amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, and is applied prospectively. As we do not currently have components of other comprehensive income, the adoption of this guidance did not have any effect on our Condensed Consolidated Financial Statements.
Note 2. Earnings per Share
Basic and Diluted Net Loss
We calculate basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Our diluted net loss per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net loss per share. We were in a net loss position for the three months ended March 31, 2013 and 2012, resulting in no difference between basic net loss per share and diluted net loss per share.

The following table summarizes our basic and diluted net loss per share calculations:

	Three months ended March 31,
	2013	2012
Net loss	$(556)	$(1,194)
Basic weighted average common shares outstanding	30,175	29,066
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	30,175	29,066
Basic loss per common share	$(0.02)	$(0.04)
Diluted loss per common share	$(0.02)	$(0.04)
Securities that were not included in the diluted net loss per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (described in Note 5 to the Condensed Consolidated Financial Statements), are as follows:

	Three months ended March 31,
	2013	2012
Anti-dilutive shares	4,499	5,005
Note 3. Debt
The following table summarizes significant components of debt:

	March 31, 2013	December 31, 2012
Fiber Loan	$2,000	$2,000
Fiber capital lease obligation	7,544	4,678
Equipment capital lease obligation	1,498	1,591
Total debt	11,042	8,269
Current portion of long-term debt	1,950	1,322
Non-current portion of long-term debt	$9,092	$6,947
Credit Facility
We are party to a credit agreement with Bank of America, (or "Credit Facility"), which provides for a $75,000 secured revolving line of credit and a $10,000 senior secured delayed draw term loan (or “Fiber Loan”). Our Credit Facility is available to finance working capital, capital expenditures, and other general corporate purposes.
On March 31, 2012, we entered into the sixth amendment of the Credit Facility to increase the allowable capital lease amounts under the agreement to $30,000. On May 2, 2012, we amended and restated our Credit Facility to provide a senior secured delayed draw term loan (or “Fiber Loan”) of $10,000. On March 4, 2013, we entered into the first amendment to the amended and restated Credit Facility to increase the allowable capital lease and permitted acquisitions amounts to $60,000. We also amended the financial covenants of the Credit Facility, replacing the covenants requiring us to maintain minimum levels of Adjusted EBITDA and maximum levels of annual capital expenditures with a covenant requiring us to maintain a minimum fixed charge coverage ratio. Additionally, we extended the maturity date of the Credit Facility (including the Fiber Loan) to May 2, 2018 and extended the draw period of the Fiber Loan to December 31, 2014. Fiber Loan principal payments are due in quarterly installments as early as June 2014 through the maturity date of May 2, 2018.
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, pay cash dividends, sell or acquire assets, and grant security interests in our assets. The credit agreement also contains certain customary negative covenants, representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain a consolidated fixed charge coverage ratio greater than or equal to 1.2 to 1.0. As of March 31, 2013, we are in compliance with all applicable covenants.
As of March 31, 2013, we had no outstanding borrowings under our revolving line of credit, utilized $1,345 for letters of credit and had $73,655 in remaining availability. Under our Fiber Loan, we had $2,000 outstanding at an annual interest rate of 2.0% and had remaining availability of $8,000 as of March 31, 2013.

Borrowings under the Credit Facility approximate fair value due to their variable interest rates and are based on Level 2 inputs. We value long-term debt using market and/or broker ask prices when available. When not available, we use a standard credit-adjusted discounted cash flow model.
As of March 31, 2013, our Fiber Loan will be payable as follows:

Year ending December 31,	Fiber Loan Payments
2013	$—
2014	—
2015	571
2016	571
2017	571
Thereafter	287
Total	$2,000
Equipment Capital Leases
During the fourth quarter of 2012, we entered into a master lease agreement for servers and computer equipment and took delivery of assets with minimum capital lease obligations of $1,591 at an effective interest rate of 3.4%. Monthly payments under the agreement will be made through December 2016.
Fiber Capital Leases
The amendments to our Credit Facility were made in connection with our strategic initiative to focus on technology-dependent customers while delivering higher network bandwidth at a lower overall cost. In March 2012, we executed agreements with optical fiber providers whereby we will acquire fiber network assets in multiple markets primarily under 20-year capital leases, including an agreement for the indefeasible rights of use of certain fiber assets. Our contracts include commitments expected to be satisfied through monthly payments over the first five years, and commitments expected to be satisfied through lump sum payments as delivery milestones are met. All lump sum payments will be directly funded by our Fiber Loan, which will be repaid by us through the maturity date of May 2, 2018.
Upon execution of these agreements, we took delivery of certain fiber network assets and incurred future minimum capital lease obligations of $2,400. This obligation was partially satisfied in May 2012 through a $2,000 lump sum payment directly funded by our Fiber Loan. We intend to satisfy the remaining obligation using our Fiber Loan. During the remainder of 2012, we took delivery of additional fiber assets with future minimum capital lease obligations of $4,342. During the first quarter of 2013, we took delivery of fiber assets with future minimum capital lease obligations of $3,017.
As of March 31, 2013, capital lease obligations to equipment and fiber network providers will be payable as follows:

Year ending December 31,	Equipment lease obligations	Fiber lease obligations	Total
2013	$320	$1,537	$1,857
2014	426	1,548	1,974
2015	426	1,548	1,974
2016	427	1,548	1,975
2017	—	1,466	1,466
Thereafter	—	257	257
Total minimum lease payments	1,599	7,904	9,503
Amount representing interest	(101)	(360)	(461)
Current portion of capital lease obligation	(419)	(1,531)	(1,950)
Non-current portion of capital lease obligation	$1,079	$6,013	$7,092

We have outstanding construction orders for fiber assets with future minimum lease payments of $5,975, for which we have obtained building access agreements (or "BAAs"). We enter into BAAs with building owners in order to locate equipment on-site that will be used to serve tenants and also access building risers and raceways for interior wiring. These commitments are not recognized on our balance sheet as of March 31, 2013 because they are contingent upon third parties completing construction and our testing and acceptance of the fiber assets.
As of March 31, 2013, our commitments to fiber network providers, based on estimated delivery dates of these fiber assets, will be payable as follows:

Year ending December 31,	Fiber lease commitments
2013	$1,097
2014	698
2015	698
2016	698
2017	698
Thereafter	2,086
Total minimum lease payments	$5,975
We have placed additional construction orders that total $14,345 for which we have not yet obtained building access agreements. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed in the future.
Note 4. Strategic Realignment
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
We have incurred cumulative realignment costs of $3,385 through March 31, 2013 and expect to complete our realignment during the second quarter of 2013. We incurred realignment costs of $2,322 during the first quarter of 2012, of which $682 related to non-cash costs included in Depreciation and amortization, and the remainder was included in Selling, general, and administrative expense. During the first quarter of 2013 we recognized $467 of expense primarily relating to employee severances and medical benefits that is included in Selling, general, and administrative expense.
The following table summarizes changes to the accrued liability associated with the strategic realignment:

	Employee costs (1)	Facility exit costs (2)	Other costs	Total
Accrued liability, December 31, 2011	$—	$—	$—	$—
Expense	1,431	696	109	2,236
Payments	(1,034)	(422)	(109)	(1,565)
Accrued liability, December 31, 2012	397	274	—	671
Expense	447	—	20	467
Payments	(290)	(200)	(20)	(510)
Accrued liability, March 31, 2013	$554	$74	$—	$628
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

Note 5. Share-Based Compensation Plans
We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock, and stock purchase rights (collectively referred to as "share-based awards"). Beginning in 2013, service-based awards will generally vest over three years. Vesting of performance-based awards ranges from two to four years with the number of shares determined based upon the achievement of performance metrics. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of March 31, 2013, we had 720 share-based awards available for future grant. Compensation expense for share-based awards, including those related to our 401(k) Defined Contribution Plan (or "401(k) Plan") and our corporate bonus plans, totaled $2,979 during the three months ended March 31, 2013, and totaled $3,783 during the three months ended March 31, 2012.
Beginning in 2013, 25% of the share-based awards granted to our Chief Executive Officer and certain other executive officers vest based on share price performance compared to the Russell 2000 Index over a three year period beginning January 1, 2013 and 25% of the share-based awards vest based upon attaining certain financial performance metrics over a two year period beginning on January 1, 2013. Each executive is granted a target number of shares and will ultimately earn between 0% and 150% of the target amount of shares based on performance. The fair value of performance awards with a market condition is determined using a Monte Carlo simulation. Assumptions used in the Monte Carlo valuation model include a risk-free rate of return of 0.3%, an expected term of 2.8 years, and volatility of 48.6%. We considered historic and observable market data when determining these assumptions.
The following table summarizes changes in outstanding share-based awards:

		Restricted stock awards
	Stock options	Service-based	Performance-based
Outstanding, December 31, 2012	3,298	1,172	420
Granted	—	658	189
Stock options exercised (1)	(12)
Restricted stock vested (2)	—	(514)	(4)
Forfeited or canceled	(56)	(60)	(21)
Outstanding, March 31, 2013	3,230	1,256	584
Options exercisable, March 31, 2013	2,812
(1) The total intrinsic value of options exercised during the three months ended March 31, 2013 was $49.
(2) The fair value of restricted shares that vested during the three months ended March 31, 2013 was $4,161.
As of March 31, 2013, we had $1,592 and $12,588 of unrecognized compensation expense related to unvested options and restricted stock, which are expected to be recognized over a weighted average period of 2.3 and 2.1 years, respectively.
During the first quarter of 2013, management approved a mandatory share-based compensation plan for employee participants that provides for the settlement of 20% of performance-based compensation under our 2013 corporate bonus plan with shares of common stock. The shares earned by the participants in this plan vest at various points in 2014. During the three months ended March 31, 2013, we recognized $489 of share-based compensation expense under our 2013 corporate bonus plan. Based on the March 31, 2013 share price, 66 shares would be required to satisfy the $489 obligation as of March 31, 2013.
We have a commitment to contribute shares to the 401(k) Plan at the end of each plan year which equates to a matching contribution value as a percentage of eligible employee compensation. We match up to 3.5% of eligible compensation contributed by employees. We fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The 401(k) Plan does not limit the number of shares that can be issued to settle the matching contribution and the Board of Directors may elect to fund the matching contribution in cash. During the three months ended March 31, 2013, we recognized $645 of share-based compensation expense related to the 401(k) Plan as compared to $620 for the three months ended March 31, 2012. Based on the March 31, 2013 share price, 87 shares would be required to satisfy the $643 obligation as of March 31, 2013, assuming all participants were fully vested as of March 31, 2013.

Note 6. Income Taxes
The following table summarizes significant components of our income tax expense (benefit):

	Three months ended March 31,
	2013	2012
Federal income tax benefit at statutory rate	$(130)	$(508)
State income tax expense, net of federal effect	48	82
Nondeductible expenses	80	69
Write-off deferred tax assets for non-deductible share-based compensation	568	993
Goodwill amortization	119	—
Change in valuation allowance	(431)	(881)
Other	(69)	(13)
Total	$185	$(258)
When a reliable estimate of the annual effective tax rate can be made, we recognize interim period income tax expense (benefit) by determining an estimated annual effective tax rate and then apply this rate to the pre-tax income (loss) for the year-to-date period. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income due to our proximity to break-even results. Accordingly, we recognized interim period tax expense through March 31, 2013 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense, as well as reduces the impact that future income variances will have on the accuracy of this amount. Our income tax expense (benefit) includes state income tax expense that results from Texas gross receipts-based tax, which is due regardless of profit levels. This tax is not dependent upon levels of pre-tax income (loss) and has a significant influence on our effective tax rate.
Our net deferred tax assets, before valuation allowance, totaled $36,778 at March 31, 2013, and primarily relate to net operating loss carryforwards. We maintain a full valuation allowance, which reduces our deferred income tax assets to the amount that is more likely than not to be realized. In addition to our fully reserved net deferred tax assets, we maintain a deferred tax liability of $910 related to goodwill amortization that is deductible for tax purposes but will likely remain non-deductible for book purposes.
Note 7. Other Liabilities
The following table summarizes significant components of other liabilities:

	March 31, 2013	December 31, 2012
Accrued bonus	$3,056	$11,953
Accrued other compensation and benefits	4,075	3,260
Accrued other taxes	4,242	4,173
Accrued promotions	419	534
Deferred rent	2,151	2,261
Other accrued expenses	2,101	2,123
Other accrued liabilities	$16,044	$24,304

Non-current portion of deferred rent	$5,178	$5,656
Non-current other accrued expenses	1,343	1,275
Non-current deferred tax liability	910	791
Other non-current liabilities	$7,431	$7,722
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

Note 9. Contingencies
Triennial Review Remand Order
The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a 2-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed as telecommunication billing recoveries once they pass the applicable back billing period, or once a settlement agreement is reached that may relieve a previously recognized liability. As of March 31, 2013 and December 31, 2012, respectively, our accrual for TRRO totals $1,245 and $1,207.
Regulatory and Customer-based Taxation Contingencies
We operate in a highly regulated industry and are subject to regulation and oversight by telecommunications authorities at the federal, state, and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to our operations. In addition, we are always at risk of non-compliance, which can result in fines and assessments. We regularly evaluate the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require either disclosure and/or accrual. However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.
We are required to bill taxes, fees and other amounts (collectively referred to as “taxes”) on behalf of government entities at the county, city, state and federal level (“taxing authorities”). Each taxing authority may have one or more taxes with unique rules as to which services are subject to each tax and how those services should be taxed, the application of which involves judgment and interpretation, and heightens the risk of non-compliance. At times, the statutes and related regulations are ambiguous or appear to conflict, which further complicates our efforts to remain in compliance. Because we sell many of our services on a bundled basis and assess different taxes on the individual components included within a bundle, there is also a risk that a taxing authority could disagree with the taxable value of a bundled component.
Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which range from three to four years. At any point in time, we are undergoing audits that could result in significant assessments of past taxes, fines and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us. In the course of preparing our financial statements and disclosures, we consider whether information exists which would warrant specific disclosure and/or accrual in such situations.
To date, we have been successful in satisfactorily demonstrating our compliance and have concluded audits with either no assessment or assessments that were not material to us. However, we cannot be assured that in every such audit in the future the merits of our position or the reasonableness of our interpretation and application of rules will prevail.
Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31, 2013 there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

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
We announced this strategy in early 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices. This strategic realignment resulted in $0.5 million and $2.3 million of expense during the three months ended March 31, 2013 and 2012, respectively. We have incurred cumulative realignment costs of $3.4 million through March 31, 2013 and expect to complete our realignment during the second quarter of 2013.

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
Our cloud-based services that do not qualify a customer as being designated Cbeyond 2.0 include products such as virtual receptionist, Microsoft® Exchange hosting, Web hosting, and fax-to-email, among others. Depending on the product, we host these types of services for between 5% and 80% of our customers and have been hosting such services for most of our existence, which gives us significant experience in operating in a cloud computing environment. These cloud-based services are typically included within our bundled services, but customers purchase additional quantities to meet their specific needs. Revenue for additional cloud-based services outside of a bundled package was $1.7 million during the three months ended March 31, 2013 and 2012.
We estimate that almost one-half of our customers are technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions or advanced network services, or they obtain these services from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. During the three months ended March 31, 2013, we generated $13.7 million of revenue from Cbeyond 2.0 customers, which represents a 99.8% increase over the amount recognized during the three months ended March 31, 2012.
Our revenue growth strategy includes offering service bundles that are increasingly oriented toward higher-value, technologically sophisticated solutions, however, a significant portion of our revenue base is derived from providing traditional telecommunications services. For the one-half of our existing customer base that we do not consider technology-dependent, traditional telecommunications services will continue to be our primary source of revenue. Our shift in strategy to focus on revenue growth from technology-dependent customers also includes an adjustment to our pricing philosophy for traditional telecommunications services to adapt to the competitive pricing environment for such services. More specifically, beginning in late 2011, we began adopting our competitors' practice of charging fees to recover a portion of the regulatory costs incurred to provide traditional telecommunications services. Since that time, we have gradually increased those fees to levels comparable to what we have seen in the market.
We currently include all revenue from customers who purchase network access from us (or "Network access customers") within our average monthly revenue per customer location (or “ARPU”) calculation. Thus, revenue from customers who purchase cloud-based services independent of network access is excluded from ARPU. After considering all cloud-based services, we believe that Cbeyond 2.0 customers currently provide over 70% higher ARPU than that of our Cbeyond 1.0 customers and we expect that percentage to continue to grow over time. We have not determined the revenue metrics that best represent the results of the consolidated business or the results from customers that purchase cloud-based services independent of network access.
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

	Three months ended March 31,
	2013	2012
Calculation of ARPU
Total revenue	$119,946	$123,843
Cloud only revenue	(3,650)	(3,245)
(A) Network access customer revenue (1)	116,296	120,598
(B) Average Network access customers	59,063	62,317
ARPU (A / B / number of months in period)	$656	$645

(1)
During the third quarter of 2012 we began including revenue from certain cloud-based services provided to Network access customers within the ARPU calculation that were not previously included. We have recast all historical disclosures of ARPU for all periods presented in this Form 10-Q to conform to the current presentation.

As we accelerate sales of cloud-based services to both new and existing technology-dependent Network access customers, we expect our revenue to include an increasing proportion of higher ARPU Cbeyond 2.0 customers. Our concentrated focus on technology-dependent customers was expected to result in little to no net growth in customers in 2012 and we expect this to continue in the near term; however, we expect that in the longer-term our ARPU will increase as our customer mix becomes more oriented to those who are technology-dependent and are using our services to satisfy their technology needs. In addition, we expect that our future capital expenditures and operating expenses will continue to be more focused on selling to these types of customers. Operating expenses will include the cost of revenue to support a higher bandwidth Metro Ethernet network and the selling expenses of a more focused and consultative sales force. Capital expenditures will include the costs of building out a higher bandwidth network, additional hosting infrastructure, and product development
During the first quarter of 2012, we executed agreements to provide optical fiber access in multiple markets through long-term capital leases of fiber infrastructure assets, including agreements for the indefeasible rights of use of certain fiber network assets. Upon execution of these agreements, we took delivery of fiber assets and incurred future minimum capital lease obligations of $2.4 million. This obligation was partially satisfied in May 2012 through a $2.0 million lump sum payment directly funded by our Fiber Loan. We took delivery of additional fiber assets with future minimum capital lease obligations of $4.3 million during the remainder of 2012. During the first quarter of 2013, we took delivery of additional fiber assets with future minimum capital lease obligations of $3.0 million. The cash outlays for all obligations arising from our fiber assets will be either directly funded by our Fiber Loan or financed through fiber providers and will be payable by us through 2018 either as debt or capital lease obligations.
We have building access agreements and outstanding construction orders for fiber assets with expected future minimum lease payments of $6.0 million. These commitments are not recognized on the balance sheet as of March 31, 2013 because they are contingent upon third parties completing construction and our testing and acceptance of the fiber assets. As of March 31, 2013, we have placed additional construction orders that total $14.3 million for which we have not yet obtained building access agreements. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed under these contracts in the future.
Our chief operating decision maker uses Adjusted EBITDA and Free Cash Flow on a consolidated basis, accompanied by disaggregated revenue information by product line, to assess the financial performance of the business. We believe Adjusted EBITDA and Free Cash Flow are important performance metrics for evaluating our ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, or potential payment of dividends or share repurchases. We have also designed our corporate bonus plan to include Adjusted EBITDA as a component.
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
We define Free Cash Flow as Adjusted EBITDA less cash capital expenditures. For purposes of calculating Free Cash Flow, we distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is driven primarily by the significant investments we are making to lease fiber network assets that generally have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These favorable future cash flows will result from fiber infrastructure replacing a portion of the access and transport circuits we currently lease from incumbent local exchange carriers.

	Three months ended March 31,
	2013	2012
Reconciliation of Capital Expenditures (in thousands)
Cash capital expenditures (1)	$12,434	$14,836
Non-cash capital expenditures:
Fiber capital lease assets	3,017	2,400
Total capital expenditures	$15,451	$17,236

(1)	Represents cash purchases of property and equipment per the Condensed Consolidated Statements of Cash Flows.

Adjusted EBITDA was $20.8 million during the three months ended March 31, 2013, a 9.3% decrease over the comparable period in 2012. Free Cash Flow was $8.4 million during the three months ended March 31, 2013 compared to $8.1 million during the comparable period in 2012. The decline in Adjusted EBITDA reflects the decline in our customer base to whom we provide traditional telecommunications services, partially offset by an increase in fees we charge to our customers to recover the cost of regulatory compliance, and an increase in Cbeyond 2.0 revenue. Results during the three months ended March 31, 2013 also include the costs associated with our fully staffed new direct sales group focused on technology-dependent customers.

	Three months ended March 31,
	2013	2012
Reconciliation of Free Cash Flow and Adjusted EBITDA to Net income (loss) (Dollar amounts in thousands)
Free Cash Flow	$8,399	$8,138
Cash capital expenditures	12,434	14,836
Adjusted EBITDA	$20,833	$22,974
Depreciation and amortization	(17,605)	(18,876)
Non-cash share-based compensation	(2,979)	(3,783)
Realignment costs (1)	(467)	(1,640)
Interest expense, net	(153)	(127)
Income tax (expense) benefit	(185)	258
Net loss	$(556)	$(1,194)

(1)
During the three months ended March 31, 2013 and 2012, $467 and $1,640 of realignment costs are included in Selling, general and administrative expense and $0 and $682 are included in Depreciation and amortization, respectively.

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
We seek to sell our services through three-year contracts, but also offer one-year and two-year contracts at generally higher prices. As a result, customer churn rates impact our projected future revenue streams. We define customer churn rate for a given month as the number of Network access customers disconnected in that month divided by the total number of Network access customers at the beginning of that month. Due to differences in ARPU between Cbeyond 1.0 customers and Cbeyond 2.0 customers, we believe a unit-based churn metric may become less meaningful than it has been historically. In the future, we may transition to a revenue-based churn metric that will be applicable to all revenue, including revenue from customers that purchase cloud-based services independent of network access.
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
We charge our customers fees to recover a portion of the costs we incur to comply with federal regulations. Prior to 2012 these regulatory recovery fees were insignificant, but we have since increased them to levels comparable to what we have seen in the market.
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

The primary component of cost of revenue consists of the access fees paid to local telephone companies for circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we also generally lease from local telephone companies.
Historically, most of the circuits we leased have been T1's, which are the largest component of our circuit access fees. However, we have converted many of our existing customer T1 circuits and have begun serving new customers using higher-capacity Metro Ethernet in place of T1 circuits in a number of locations. Although not available to us on an ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers' bandwidth at speeds well in excess of T1 circuits while reducing our ongoing operating expenses. We substantially completed our copper-based Metro Ethernet customer conversion project in 2011 and in 2012 we shifted our focus to our optical fiber access initiative. Costs related to our fiber network include maintenance costs for dark fiber (or fiber provided by third parties and operated by us) and access fees for lit fiber (or fiber both provided and operated by third parties). We have experienced increases in access costs associated with higher-capacity Metro Ethernet and expect these increases to continue in 2013 as we expand our fiber network.
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
We routinely negotiate and receive telecommunication billing recoveries from various local telephone companies to resolve prior errors in billing, including the effect of price decreases retroactively applied upon the adoption of new rates as mandated by regulatory bodies. We also receive payments from local telephone companies in the form of performance penalties that are assessed by state regulatory commissions based on the local telephone companies' performance in the delivery of circuits and other services. Because of the many factors that impact the amount and timing of telecommunication billing recoveries, we are often unable to estimate the outcome of these situations. Accordingly, we generally recognize telecommunication billing recoveries as offsets to cost of revenue when the ultimate resolution and amount are known and verifiable. These items do not follow any predictable trends and often result in variances when comparing the amounts received over multiple periods. In the future, through systematic improvements in process applications, and after gaining further historical experience, we may be able to more reliably estimate the outcome of telecommunication billing recoveries prior to being known and verifiable, which could result in earlier recognition of these recoveries.
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
Our selling, general and administrative expense includes both fixed and variable costs. Fixed costs include the cost of staffing certain corporate functions such as IT, marketing, administrative, billing and engineering, and other associated costs, such as office rent, legal and accounting fees, property taxes, and recruiting costs. Variable costs include commissions; bonuses; marketing materials; the cost of provisioning and customer activation staff, which varies with the level of installation of new customers; the cost of customer care and technical support staff, which varies with the level of total customers on our network and the complexity of our product offering.
Reclassifications
Reclassifications have been made to the three months ended March 31, 2012 Revenue table within Item 2 herein to present our revenue on a product-line basis, separating Network, Voice and Data from Managed Hosting and Cloud. Reclassifications have also been made to ARPU within Item 2 herein to include revenue from certain cloud-based services provided to Network access customers within the calculation that were not previously included. Such reclassifications were made to conform to the current presentation for the three months ended March 31, 2013.

Results of Operations
Revenue (Dollar amounts in thousands, except ARPU)

	For the three months ended March 31,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue
Network, Voice and Data	$113,352	94.5%	$118,087	95.4%	$(4,735)	(4.0)%
Managed Hosting and Cloud	6,594	5.5%	5,756	4.6%	838	14.6%
Total revenue	119,946		123,843		(3,897)	(3.1)%
Cost of revenue	38,788	32.3%	40,484	32.7%	(1,696)	(4.2)%
Gross margin (exclusive of depreciation and amortization):	$81,158	67.7%	$83,359	67.3%	$(2,201)	(2.6)%
Network access customer data:
Customer locations at period end	58,434		62,465		(4,031)	(6.5)%
ARPU	$656		$645		$11	1.7%
Average monthly churn rate	1.6%		1.5%		0.1%
Network, Voice and Data revenue decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012 due to our strategic efforts to realign our distribution channels. Our focus on the strategic realignment and on higher-value customers has resulted in lower new customers than we have achieved historically. Because of this, in recent periods customer churn has exceeded new customer growth resulting in a decline in customers. The revenue impact of the decline in customers was partially offset by an increase in fees we charge our customers to recover certain regulatory costs. Regulatory recovery charges increased $3.6 million and $5.6 million in the three months ended March 31, 2013 compared to the three months ended December 31, 2012 and March 31, 2012, respectively. We expect these higher regulatory recovery charges to have a continuing benefit in future periods. We do not believe that the increase in fees during the first quarter of 2013 significantly impacted customer churn. The increase in Managed Hosting and Cloud revenue is largely due to the introduction of additional cloud-based service offerings. We expect growth in total revenue to return as ARPU increases, churn declines, the productivity of our Cbeyond 2.0 sales force increases, and as we refine and expand our catalog of products targeted to technology-dependent customers and further expand our Metro Ethernet network.
ARPU increased $11, or 1.7%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Excluding regulatory recovery charges, ARPU decreased 0.4% and 3.2% in the three months ended March 31, 2013 compared to the three months ended December 31, 2012 and March 31, 2012, respectively. Our focus on selling sophisticated solutions to technology-dependent customers has decreased the rate of decline by increasing the proportion of new, higher ARPU, technology-dependent customers. Longer-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, and new product launches will increasingly benefit ARPU. This expectation is evident by the current shift we are seeing between Network, Voice and Data revenue, which declined 4.0% year-over-year and Managed Hosting and Cloud revenue, which increased 14.6% year-over-year. These results reflect the launch of our flagship cloud offerings, TotalCloud Phone System and TotalCloud Data Center, during the fourth quarter of 2012.
Our average customer churn rate was 1.6% in the three months ended March 31, 2013, representing a slight increase over the three months ended March 31, 2012, but consistent with more recent periods. The increase is primarily attributable to price competition for smaller communications-centric customers.

Cost of Revenue (Dollar amounts in thousands)

	For the three months ended March 31,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$18,207	15.2%	$18,067	14.6%	$140	0.8%
Other cost of revenue	11,170	9.3%	11,524	9.3%	(354)	(3.1)%
Transport cost	6,220	5.2%	6,546	5.3%	(326)	(5.0)%
Mobile cost	4,212	3.5%	4,918	4.0%	(706)	(14.4)%
Telecommunications billing recoveries	(1,021)	(0.9)%	(571)	(0.5)%	(450)	78.8%
Total cost of revenue	$38,788	32.3%	$40,484	32.7%	$(1,696)	(4.2)%

The principal drivers of the overall decrease in cost of revenue are the reduction in installation costs from fewer new customer installations, a reduction in mobile subscribers, an increase in telecommunication billing recoveries, and the overall reduced costs of serving fewer Network access customers. These reductions were partially offset by higher circuit costs attributable to delivering higher bandwidth circuits to our customers, and higher costs relating to premium mobile devices.
Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to the usage of circuits that connect our equipment at network points of collocation to our equipment located at our customers’ premises. The increase in circuit access fees has historically correlated to changes in the number of customers, but there are a number of influences in recent periods that have reduced the level of correlation. We are continuing to realize cost savings from our Metro Ethernet conversion initiative, but are also experiencing increases in access costs as we provide higher bandwidth to our customers. As we serve more technology-dependent customers with higher bandwidth needs, we expect access costs to initially increase. These customers, however, will also generate much higher revenue due to the breadth and type of services enabled by higher bandwidth. Over time, as we increasingly leverage our own fiber assets we expect our access costs on a per-customer basis to decline.
Other cost of revenue includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with ILECs’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. Other cost of revenue decreased in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to a decrease in new customer installations.
The decrease in transport costs was primarily driven by the decline in Network access customers. Longer-term, as we continue to optimize our network and augment it with Metro Ethernet access, we expect transport costs to decline given the cost profile of Metro Ethernet compared to traditional T1 access.
As a percentage of revenue, mobile costs decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The primary driver of this decrease is a reduction in mobile service costs. We have also experienced a reduction in shipments related to the decrease in new customers. However, this has been offset by the cost of more recently launched competitive mobile device models. We do not anticipate significant changes in the percentage of customers using our mobile services in the future, therefore we do not anticipate that mobile costs will continue to decline from current levels in the long term.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the three months ended March 31,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits (excluding share-based compensation)	$39,425	32.9%	$39,839	32.2%	$(414)	(1.0)%
Share-based compensation	2,979	2.5%	3,783	3.1%	(804)	(21.3)%
Marketing cost	529	0.4%	713	0.6%	(184)	(25.8)%
Realignment cost	467	0.4%	1,640	1.3%	(1,173)	(71.5)%
Other selling, general and administrative	20,371	17.0%	19,833	16.0%	538	2.7%
Total SG&A	$63,771	53.2%	$65,808	53.1%	$(2,037)	(3.1)%
Other operating expenses:
Depreciation and amortization	17,605	14.7%	18,876	15.2%	(1,271)	(6.7)%
Total other operating expenses	$17,605	14.7%	$18,876	15.2%	$(1,271)	(6.7)%
Other data:
Average employees	1,662		1,783		(121)	(6.8)%
Selling, general and administrative expense decreased during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to a lower average number of employees and a reduction in realignment costs.
Salaries, wages and benefits decreased during the three months ended March 31, 2013 compared to that of the prior year, but increased as a percentage of revenue. The decrease is due to a lower number of average employees as a result of our strategic realignment, which resulted in a reduction to our workforce. The majority of the savings that resulted from our strategic realignment is offset by the continuing investment in our Cbeyond 2.0 sales force and staffing of operations to support our increase in technology-dependent customers.
Share-based compensation expense decreased in amount and as a percentage of revenue during the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined, we have experienced decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted.
The strategic realignment, which was announced in early 2012, resulted in $1.6 million of selling, general and administrative expense for the three months ended March 31, 2012. During the three months ended March 31, 2013 we recognized $0.5 million of employee severances and medical benefits. We expect to complete our realignment during the second quarter of 2013.
Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. The increase in this category of costs is primarily due to higher consulting and outsourced services relating to our change in strategy.
Bad debt expense was $0.9 million, or 0.8% of total revenue, compared to $1.6 million, or 1.3% of total revenue during the three months ended March 31, 2013 and 2012, respectively. The reduction is primarily related to lower revenue, improved customer collections consistent with our tighter credit policies, and improving economic conditions.
The decrease in depreciation and amortization for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 relates primarily to a decrease in net depreciable fixed assets over the prior period. In addition, we recognized $0.7 million of accelerated depreciation during the three months ended March 31, 2012 on certain long-lived assets at offices which were consolidated as part of the strategic realignment.

Other Expense and Income Taxes (Dollar amounts in thousands)

	For the three months ended March 31,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(153)	(0.1)%	$(127)	(0.1)%	$(26)	20.5%
Income tax (expense) benefit	(185)	(0.2)%	258	0.2%	(443)	nm
Total	$(338)	(0.3)%	$131	0.1%	$(469)	nm
We recognize our 2013 interim period income tax expense based on our year-to-date effective tax rate because our estimated annual tax rate fluctuates significantly from only slight variances in estimated annual income. The three months ended March 31, 2013 income tax expense primarily relates to the tax goodwill amortization that will likely remain non-deductible for book purposes and state income tax expense levied by Texas, which imposes a gross receipts-based tax due regardless of profit levels. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate.
Liquidity and Capital Resources (Dollar amounts in thousands):

	For the three months ended March 31,		Change from Previous Period
	2013	2012	Dollars	Percent
Cash Flows:
Net cash provided by operating activities	$7,430	$13,343	$(5,913)	(44.3)%
Net cash used in investing activities	(12,434)	(18,491)	6,057	(32.8)%
Net cash (used in) provided by financing activities	(1,796)	819	(2,615)	nm
Net decrease in cash and cash equivalents	$(6,800)	$(4,329)	$(2,471)	57.1%
As of March 31, 2013, we have $23.8 million of cash and cash equivalents held in our operating bank accounts, $2.0 million outstanding under the Fiber Loan, and no amounts outstanding under our revolving line of credit. We currently have no plans to draw against the Credit Facility for short-term needs.
Last year we shifted our focus to our optical fiber access initiative and executed multiple agreements to provide optical fiber access in several markets. We expect to incur costs of between $35.0 million and $40.0 million through 2014 associated with the initial phase of this initiative. The Fiber Loan, secured under our Credit Facility, provides us up to $10.0 million to finance the purchase of fiber network assets from a third party.
In early 2012 we reduced our communications-centric, or Cbeyond 1.0, sales force in order to reinvest in teams focused on selling and delivering services to technology-dependent customers. These reductions in personnel resulted in a significant temporary increase in Free Cash Flow throughout much of 2012. As our Cbeyond 2.0 sales channels are now fully staffed, we expect lower levels of Adjusted EBITDA and Free Cash Flow in 2013.
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
Cash Flows from Operating Activities
Our operating cash flows result primarily from cash received from our customers, offset by cash payments for circuit access fees, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), vendor payments and operating leases. Cash received from our customers generally corresponds to our revenue. Because our credit terms are typically less than one month, our receivables settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days. Operating cash flows may fluctuate favorably or unfavorably depending on the timing of significant vendor payments.

The $5.9 million decrease in operating cash flows is primarily due to changes in working capital. Compared to the prior year, cash flows were negatively impacted by $2.5 million from changes in accounts payable, $1.1 million from changes in inventory, and $0.9 million from changes in prepaid expenses and other current assets. Additionally, we paid $1.8 million more in annual bonus payments in 2013 than the prior year.
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
Our cash capital expenditures decreased from $14.8 million in 2012 to $12.4 million in 2013. We continue to invest in Metro Ethernet through optical fiber access to reduce operating expenses and provide higher bandwidth and additional services to our customers. In addition, during the first quarter of 2013 we acquired $3.0 million of fiber network assets through capital lease arrangements that did not require an initial outlay of cash.
During the first quarter of 2012 we paid $5.0 million in deferred acquisition consideration related to our acquisitions of MaximumASP and Aretta that closed in late 2010. Additionally, during 2012 we transferred $1.3 million of cash formerly classified as restricted cash into our operating account.
Cash Flows from Financing Activities
Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, borrowings and repayments under our Credit Facility, and repurchases of common stock, and principal payments on capital leases. During the first quarter of 2012, we borrowed $4.3 million against our Credit Facility, most of which was used to settle acquisition-related contingent consideration. We repaid this borrowing during the second quarter of 2012. As of March 31, 2013, we had no amounts outstanding under our Credit Facility and $2.0 million outstanding under our Fiber Loan. We also repurchased 0.3 million shares for $2.0 million during the first quarter of 2012, completing the $15.0 million repurchase program authorized by our Board of Directors in May 2011.
Contractual Obligations and Commitments
Our contractual obligations and commitments in connection with our strategic initiative to expand our fiber network through capital lease arrangements are disclosed in Note 3 to the Condensed Consolidated Financial Statements. There have been no other material changes with respect to the contractual obligations and commitments disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
We prepare consolidated financial statements in accordance with GAAP in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we consider those that involve a higher degree of judgment and complexity as critical. While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions. A description of accounting policies that are considered critical may be found in our 2012 Annual Report on Form 10-K, filed on March 7, 2013, in the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At March 31, 2013, we had no borrowings outstanding under our revolving line of credit and utilized $2.0 million of our Fiber Loan. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. As we continue to draw on our Fiber Loan, our sensitivity to interest rate risk will increase. As of March 31, 2013, our cash and cash equivalents were held in non-interest bearing bank accounts.
Item 4.    Controls and Procedures
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, these disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31, 2013, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The information within Note 9 to the Condensed Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.
Item 1A. Risk Factors
Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
None.
Item 6.    Exhibits

Exhibit No.	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††
The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer
Date: May 1, 2013

Exhibit Index

Exhibit No.	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††
The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.