Form 10-Q/A
period 2013-03-31
CBEYOND, INC.
filed 2013-06-05
CIK 1205727

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

EXPLANATORY NOTE

Cbeyond, Inc. (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A for the period ended March 31, 2013 (the “Amendment”) solely to include Exhibits 31.1, 31.2, 32.1 and 32.2, which were prepared and signed on May 1, 2013, but were inadvertently omitted with the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2013 (the “Original Filing”). No modification or update is otherwise made to any other disclosures or exhibits in the Original Filing, nor does this Amendment reflect any events occurring after the date of the Original Filing.

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
Date: June 5, 2013

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

4