Form 10-Q
period 2013-06-30
CBEYOND, INC.
filed 2013-08-01
CIK 1205727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on July 26, 2013
Common Stock, $0.01 par value	30,593,043

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: a significant reduction in economic activity, which particularly affects our target market of small to mid-sized businesses; the risk that we may be unable to experience revenue growth at anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our dependence on third-party vendors who might increase prices or cause service disruptions beyond our control; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to comply with our credit facility covenants; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; regulatory action relating to our compliance with customer proprietary network information; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for products and technologies; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; our ability to implement and execute successfully our new strategic focus; our ability to expand fiber availability; the extent to which small and medium sized businesses continue to spend on cloud, network and security services; our ability to recruit, maintain and grow a sales force focused exclusively on our technology-dependent customers; our ability to integrate new products into our existing infrastructure; the effects of realignment activities; the extent to which our customer mix becomes more technology-dependent; our ability to achieve future cost savings related to our capital expenditures and investment in Ethernet technology; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012 and any updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K and this report in the sections titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	As of
	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,515	$30,620
Accounts receivable, net of allowance for doubtful accounts of $2,063 and $2,240	23,050	23,328
Prepaid expenses	12,329	8,780
Inventory, net	1,341	1,468
Other assets	1,903	2,175
Total current assets	66,138	66,371
Property and equipment, net of accumulated depreciation and amortization of $414,301 and $385,068	157,769	157,624
Goodwill	19,814	19,814
Intangible assets, net of accumulated amortization of $3,413 and $2,791	6,196	6,818
Other non-current assets	3,959	4,421
Total assets	$253,876	$255,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,485	$15,870
Accrued telecommunications costs	12,713	15,653
Deferred customer revenue	11,933	11,344
Other accrued liabilities	17,962	24,304
Current portion of long-term debt	2,919	1,322
Total current liabilities	58,012	68,493
Non-current portion of long-term debt	12,759	6,947
Other non-current liabilities	7,167	7,722
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 30,751 and 29,924 shares issued and outstanding	308	299
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	328,224	323,584
Accumulated deficit	(152,594)	(151,997)
Total stockholders’ equity	175,938	171,886
Total liabilities and stockholders’ equity	$253,876	$255,048
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Revenue	$118,215	$123,762	$238,161	$247,605
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $10,006, $10,192, $19,331 and $20,578 respectively, shown separately below)	39,491	40,164	78,279	80,648
Selling, general and administrative (exclusive of depreciation and amortization of $8,454, $8,178, $16,734 and $16,668 respectively, shown separately below)	59,840	59,585	123,611	125,393
Depreciation and amortization	18,460	18,370	36,065	37,246
Total operating expenses	117,791	118,119	237,955	243,287
Operating income	424	5,643	206	4,318
Other expense:
Interest expense, net	(196)	(144)	(349)	(271)
Income (loss) before income taxes	228	5,499	(143)	4,047
Income tax expense	(269)	(2,805)	(454)	(2,547)
Net (loss) income	$(41)	$2,694	$(597)	$1,500
Net (loss) income per common share:
Basic	$—	$0.09	$(0.02)	$0.05
Diluted	$—	$0.09	$(0.02)	$0.05
Weighted average common shares outstanding:
Basic	30,427	29,275	30,302	29,244
Diluted	30,427	29,900	30,302	29,860
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2012	29,924	$299	$323,584	$(151,997)	$171,886
Exercise of stock options	29	—	132	—	132
Issuance of employee benefit plan stock	288	3	110	—	113
Issuance of employee bonus plan stock	283	3	2,044	—	2,047
Share-based compensation from options to employees	—	—	453	—	453
Share-based compensation from restricted shares to employees	—	—	3,494	—	3,494
Share-based compensation for non-employees	—	—	15	—	15
Vesting of restricted shares	432	4	(4)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(205)	(1)	(1,604)	—	(1,605)
Net loss	—	—	—	(597)	(597)
Balance at June 30, 2013	30,751	$308	$328,224	$(152,594)	$175,938
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the six months ended June 30,
	2013	2012
Operating Activities:
Net (loss) income	$(597)	$1,500
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,065	37,246
Deferred taxes	232	1,762
Provision for doubtful accounts	2,073	3,227
Non-cash share-based compensation	6,024	6,722
Change in acquisition-related contingent consideration	—	23
Changes in operating assets and liabilities:
Accounts receivable	(1,795)	(2,140)
Inventory	127	1,173
Prepaid expenses and other current assets	(3,277)	(2,929)
Other assets	592	(330)
Accounts payable	(3,385)	(2,691)
Other liabilities	(9,475)	(4,739)
Net cash provided by operating activities	26,584	38,824
Investing Activities:
Purchases of property and equipment	(27,214)	(29,601)
Additional acquisition consideration	—	(4,950)
Decrease in restricted cash	—	1,295
Net cash used in investing activities	(27,214)	(33,256)
Financing Activities:
Taxes paid on vested restricted shares	(1,605)	(1,272)
Principal payments of capital lease obligations	(872)	—
Proceeds from short-term borrowings	—	4,250
Repayment of short-term borrowings	—	(4,250)
Financing issuance costs	(130)	(149)
Proceeds from exercise of stock options	132	16
Repurchase of common stock	—	(2,005)
Net cash used in financing activities	(2,475)	(3,410)
Net (decrease) increase in cash and cash equivalents	(3,105)	2,158
Cash and cash equivalents at beginning of period	30,620	8,521
Cash and cash equivalents at end of period	$27,515	$10,679
Supplemental disclosure:
Interest paid	$281	$191
Income taxes paid, net of refunds	$681	$662
Non-cash purchases of property and equipment	$8,302	$3,357
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
Our services include cloud applications such as Microsoft® Exchange, data center infrastructure-as-a-service, cloud private branch exchange (or “PBX”) phone systems, Microsoft® SQL Server®, Metro Ethernet, broadband Internet access, Multi-Protocol Label Switching (or "MPLS"), Virtual Private Networking (or "VPN"), mobile voice and data, information security, local and long distance voice services, administration management, and professional services to migrate and manage customer environments. We market our service offerings under four product families: TotalNetwork, TotalVoice, TotalCloud, and TotalAssist. We combine these service offerings into a wide range of bundles to satisfy the individual needs of our customers.
We operate as one reportable segment based upon the financial information that our Chief Executive Officer, who is the chief operating decision maker, regularly reviews to decide how to allocate resources and assess performance.
Unaudited Interim Results
The accompanying unaudited interim Condensed Consolidated Financial Statements and information have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Reclassifications
Reclassifications have been made to the three and six months ended June 30, 2012 Condensed Consolidated Statement of Operations to condense Customer revenue and Terminating access revenue and conform to our current presentation of Revenue for the three and six months ended June 30, 2013.
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
Note 2. Earnings per Share
Basic and Diluted Net (Loss) Income
We calculate basic net (loss) income per share by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Our diluted net (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net (loss) income per share. We were in a net loss position for the three and six months ended June 30, 2013, resulting in no difference between basic net loss per share and diluted net loss per share.

The following table summarizes our basic and diluted net (loss) income per share calculations:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(41)	$2,694	$(597)	$1,500
Basic weighted average common shares outstanding	30,427	29,275	30,302	29,244
Effect of dilutive securities	—	625	—	616
Diluted weighted average common shares outstanding	30,427	29,900	30,302	29,860
Basic (loss) income per common share	$—	$0.09	$(0.02)	$0.05
Diluted (loss) income per common share	$—	$0.09	$(0.02)	$0.05
Securities that were not included in the diluted net (loss) income per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (described in Note 5 to the Condensed Consolidated Financial Statements), are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Anti-dilutive shares	4,476	3,842	4,488	3,791
Note 3. Debt
The following table summarizes significant components of debt:

	June 30, 2013	December 31, 2012
Fiber Loan	$2,000	$2,000
Fiber capital lease obligation	10,938	4,678
Equipment capital lease obligation	2,740	1,591
Total debt	15,678	8,269
Current portion of long-term debt	2,919	1,322
Non-current portion of long-term debt	$12,759	$6,947
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
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, pay cash dividends, sell or acquire assets, and grant security interests in our assets. The credit agreement also contains certain customary negative covenants, representations and warranties, affirmative covenants, notice provisions, indemnification and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain a consolidated fixed charge coverage ratio greater than or equal to 1.2 to 1.0. As of June 30, 2013, we are in compliance with all applicable covenants.
As of June 30, 2013, we had no outstanding borrowings under our revolving line of credit, utilized $1,345 for letters of credit and had $73,655 in remaining availability. Under our Fiber Loan, we had $2,000 outstanding at an annual interest rate of 1.9% and had remaining availability of $8,000 as of June 30, 2013.

Borrowings under the Credit Facility approximate fair value due to their variable interest rates and are based on Level 2 inputs. We value long-term debt using market and/or broker ask prices when available. When not available, we use a standard credit-adjusted discounted cash flow model.
As of June 30, 2013, our Fiber Loan will be payable as follows:

Year ending December 31,	Fiber Loan payments
2013	$—
2014	—
2015	571
2016	571
2017	571
Thereafter	287
Total	$2,000
Equipment Capital Leases
During the fourth quarter of 2012, we took delivery of servers and computer equipment with minimum capital lease obligations of $1,591. During 2013, we have taken delivery of additional equipment with minimum capital lease obligations of $1,380. Effective interest rates for equipment capital leases range from 2.0% to 5.1%. Fixed monthly payments for equipment under capital leases will be made through 2017.
Fiber Capital Leases
The amendments to our Credit Facility were made in connection with our strategic initiative to focus on technology-dependent customers while delivering higher network bandwidth at a lower overall cost. Starting in March 2012, we began executing agreements with optical fiber providers whereby we will acquire fiber network assets in multiple markets primarily under capital leases, including agreements for the indefeasible rights of use of certain fiber assets. Our contracts include commitments expected to be satisfied through monthly payments over a 5 to 20-year period, and commitments expected to be satisfied through lump sum payments as delivery milestones are met. All lump sum payments will be directly funded by our Fiber Loan, which will be repaid by us through the maturity date of May 2, 2018.
In March 2012, we took delivery of certain fiber network assets and incurred future minimum capital lease obligations of $2,400. This obligation was partially satisfied in May 2012 through a $2,000 lump sum payment directly funded by our Fiber Loan. We intend to satisfy the remaining obligation using our Fiber Loan. During the remainder of 2012, we took delivery of additional fiber assets with future minimum capital lease obligations of $4,342. During 2013, we have taken delivery of fiber assets with future minimum capital lease obligations of $6,901.
As of June 30, 2013, capital lease obligations to equipment and fiber network providers will be payable as follows:

Year ending December 31,	Equipment lease obligations	Fiber lease obligations	Total
2013	$667	$1,063	$1,730
2014	1,080	2,525	3,605
2015	650	2,125	2,775
2016	531	2,125	2,656
2017	45	2,044	2,089
Thereafter	—	2,601	2,601
Total minimum lease payments	2,973	12,483	15,456
Amount representing interest	(233)	(1,545)	(1,778)
Current portion of capital lease obligation	(819)	(2,100)	(2,919)
Non-current portion of capital lease obligation	$1,921	$8,838	$10,759

We have outstanding construction orders for fiber assets with future minimum lease payments of $5,966, for which we have obtained building access agreements (or "BAAs"). We enter into BAAs with building owners in order to locate equipment on-site that will be used to serve tenants and also access building risers for interior wiring. These commitments are not recognized on our balance sheet as of June 30, 2013 because they are contingent upon third parties completing construction and our testing and acceptance of the fiber assets.
As of June 30, 2013, our commitments to fiber network providers, based on estimated acceptance dates of these fiber assets, will be payable as follows:

Year ending December 31,	Fiber lease commitments
2013	$602
2014	1,194
2015	652
2016	652
2017	652
Thereafter	2,214
Total minimum lease payments	$5,966
We have placed additional construction orders that total $11,842 for which we have not yet obtained building access agreements. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed in the future.
Also included in our fiber capital lease agreements are contractual maintenance fees that are due over the lease period and begin upon delivery of the related fiber assets. Our commitment for future fiber maintenance totals $16,698 as of June 30, 2013.
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
We have incurred cumulative realignment costs of $3,385 through June 30, 2013, primarily for employee severance and facility exit costs. We recognized $682 related to non-cash costs in the first quarter of 2012 that are included in Depreciation and amortization. All other realignment costs are included in Selling, general, and administrative expense.
We did not incur any realignment costs during the second quarter of 2013, but have incurred $467 year-to-date. During the three and six months ended June 30, 2012, we incurred realignment costs of $284 and $2,606, respectively. We expect to complete our realignment by the end of 2013 and incur additional expenses up to $1,000, which may include severance and facility exit costs.
The following table summarizes changes to the accrued liability associated with the strategic realignment:

	Employee costs (1)	Facility exit costs (2)	Other costs	Total
Accrued liability, December 31, 2011	$—	$—	$—	$—
Expense	1,431	696	109	2,236
Payments	(1,034)	(422)	(109)	(1,565)
Accrued liability, December 31, 2012	397	274	—	671
Expense	447	—	20	467
Accrual Adjustment	(84)	—	—	(84)
Payments	(568)	(250)	(20)	(838)
Accrued liability, June 30, 2013	$192	$24	$—	$216
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

Note 5. Share-Based Compensation Plans
We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock, and stock purchase rights (collectively referred to as "share-based awards"). Beginning in 2013, service-based awards will generally vest over three years. Vesting of performance-based awards ranges from two to four years with the number of shares determined based upon the achievement of performance metrics. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of June 30, 2013, we had 841 share-based awards available for future grant. Compensation expense for share-based awards, including those related to our 401(k) Defined Contribution Plan (or "401(k) Plan") and our corporate bonus plans, totaled $3,045 and $6,024 during the three and six months ended June 30, 2013, respectively, and totaled $2,939 and $6,722 during the three and six months ended June 30, 2012, respectively.
Beginning in 2013, 25% of the share-based awards granted to our Chief Executive Officer and certain other executive officers vest based on share price performance compared to the Russell 2000 Index over a three-year period beginning January 1, 2013 and 25% of the share-based awards vest based upon attaining certain financial performance metrics over a two-year period beginning on January 1, 2013. Each executive is granted a target number of shares and will ultimately earn between 0% and 150% of the target amount of shares based on performance. The fair value of awards with a market condition is determined using a Monte Carlo simulation. Assumptions used in the Monte Carlo valuation model include a risk-free rate of return of 0.3%, an expected term of 2.8 years, and volatility of 48.6%. We considered historic and observable market data when determining these assumptions.
The following table summarizes changes in outstanding share-based awards:

		Restricted stock awards
	Stock options	Service-based	Performance-based
Outstanding, December 31, 2012	3,298	1,172	420
Granted	10	760	189
Stock options exercised (1)	(29)
Restricted stock vested (2)		(711)	(4)
Forfeited or canceled	(263)	(78)	(21)
Outstanding, June 30, 2013	3,016	1,143	584
Options exercisable, June 30, 2013	2,598
(1) The total intrinsic value of options exercised during the six months ended June 30, 2013 was $119.
(2) The fair value of restricted shares that vested during the six months ended June 30, 2013 was $5,763.
As of June 30, 2013, we had $1,405 and $11,382 of unrecognized compensation expense related to unvested options and restricted stock, which are expected to be recognized over a weighted average period of 2.1 and 2.0 years, respectively.
During the first quarter of 2013, management approved a mandatory share-based compensation plan for employee participants that provides for the settlement of 20% of performance-based compensation under our 2013 corporate bonus plan with shares of common stock. The shares earned by the participants in this plan vest at various points in 2014. During the three and six months ended June 30, 2013, we recognized $342 and $831 of share-based compensation expense under our 2013 corporate bonus plan, respectively. Based on the June 30, 2013 share price, 106 shares would be required to satisfy the $831 obligation as of June 30, 2013.
We have a commitment to contribute shares to the 401(k) Plan at the end of each plan year which equates to a matching contribution value as a percentage of eligible employee compensation. We match up to 3.5% of eligible compensation contributed by employees. We fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The 401(k) Plan does not limit the number of shares that can be issued to settle the matching contribution and the Board of Directors may elect to fund the matching contribution in cash. During the three and six months ended June 30, 2013, we recognized $673 and $1,318 of share-based compensation expense related to the 401(k) Plan compared to $660 and $1,280 for the three and six months ended June 30, 2012, respectively. Based on the June 30, 2013 share price, 172 shares would be required to satisfy the $1,346 obligation as of June 30, 2013, assuming all participants were fully vested as of June 30, 2013.

Note 6. Income Taxes
The following table summarizes significant components of our income tax expense:

	Six months ended June 30,
	2013	2012
Federal income tax (benefit) expense at statutory rate	$(50)	$1,417
State income tax expense, net of federal effect	162	356
Nondeductible expenses	159	142
Write-off deferred tax assets for non-deductible share-based compensation	1,297	1,417
Goodwill amortization	231	—
Change in valuation allowance	(1,276)	(769)
Other	(69)	(16)
Total	$454	$2,547
When a reliable estimate of the annual effective tax rate can be made, we recognize interim period income tax expense by determining an estimated annual effective tax rate and then apply this rate to the pre-tax loss for the year-to-date period. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income or loss due to our proximity to break-even results. Accordingly, we recognized interim period tax expense through June 30, 2013 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense, as well as reduces the impact that future income variances will have on the accuracy of this amount. Our income tax expense includes state income tax expense that results from Texas gross receipts-based tax, which is due regardless of profit levels. This tax is not dependent upon levels of pre-tax income or loss and has a significant influence on our effective tax rate.
Our net deferred tax assets, before valuation allowance, totaled $35,933 at June 30, 2013, and primarily relate to net operating loss carryforwards. We maintain a full valuation allowance, which reduces our deferred income tax assets to the amount that is more likely than not to be realized. In addition to our fully reserved net deferred tax assets, we maintain a deferred tax liability of $1,023 related to goodwill amortization that is deductible for tax purposes but will likely remain non-deductible for book purposes.
Note 7. Other Liabilities
The following table summarizes significant components of other liabilities:

	June 30, 2013	December 31, 2012
Accrued bonus	$5,171	$11,953
Accrued other compensation and benefits	3,944	3,260
Accrued other taxes	4,337	4,173
Accrued promotions	395	534
Deferred rent	2,061	2,261
Other accrued expenses	2,054	2,123
Other accrued liabilities	$17,962	$24,304

Non-current portion of deferred rent	$4,770	$5,656
Non-current other accrued expenses	1,374	1,275
Non-current deferred tax liability	1,023	791
Other non-current liabilities	$7,167	$7,722
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

Note 9. Contingencies
Triennial Review Remand Order
The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a 2-year statutory back billing period limitation or a 12-month contractual back billing limitation and are reversed as telecommunication billing recoveries once they pass the applicable back billing period, or once a settlement agreement is reached that may relieve a previously recognized liability. As of June 30, 2013 and December 31, 2012, respectively, our accrual for TRRO totals $1,074 and $1,207.
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
Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of June 30, 2013 there is no litigation pending that could have a material adverse effect on our results of operations and financial condition.

Note 10. Subsequent Event
Share Repurchase Program
On July 24, 2013, Cbeyond's Board of Directors authorized the repurchase of up to $20,000 of Cbeyond common shares over a 2-year period. The repurchases, if any, will be made on an opportunistic basis depending on prevailing market conditions, liquidity requirements, contractual restrictions and other discretionary factors. Repurchases will be made from time to time in open market purchases, privately negotiated transactions or otherwise. No share repurchases have been transacted under this program as of the date of this filing.
Commitments
On July 31, 2013, we entered into a master lease agreement to lease lit fiber circuits for a 10-year period with minimum lease payments of $135 in 2014 and $450 annually from 2015 through 2024.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion together with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this periodic report and our Annual Report on Form 10-K. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. See “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this report. In this report, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”
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
Our initial service offering conveniently bundled local and long-distance voice services with T1 Internet access with a higher level of quality and at a lower price than our customers could obtain by purchasing these services separately. Over time, we began adding new technologies and services to our bundles as they became available, including mobile voice and data, email, voicemail, Web hosting, secure backup and file sharing, fax-to-email, VPN, desktop security, Microsoft® Exchange, mobile workforce management, virtual receptionist, MPLS, Metro Ethernet broadband Internet access, and other IT and communications services.
Understanding the capital and operating efficiencies, as well as enhanced data security, that off-premise computing could bring to our customers, we acquired substantially all of the net assets of MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively known as "MaximumASP") and the outstanding voting stock of privately-held Aretta Communications, Inc. (or "Aretta") in late 2010 to expand our IT services into cloud computing with virtual and physical cloud servers and cloud PBX. During 2012, we completed the full integration of the operations of MaximumASP and Aretta into our existing operations under common functional leadership. Subsequent to these acquisitions, we began offering professional services to assist customers with their transition to cloud-based services and have expanded these services to additional one-time services, such as MPLS network design, and recurring services, such as remote monitoring. Our four product families include TotalNetwork, TotalVoice, TotalCloud, and TotalAssist, which reflect our service offerings that have evolved over time.
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
We announced this strategy in early 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices. We have incurred cumulative realignment costs of $3.4 million through June 30, 2013.

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
Our cloud-based services that do not qualify a customer as being designated Cbeyond 2.0 include products such as virtual receptionist, Microsoft® Exchange hosting, Web hosting, and fax-to-email, among others. Depending on the product, we host these types of services for between 5% and 80% of our customers and have been hosting such services for most of our existence, which gives us significant experience in operating in a cloud computing environment. These cloud-based services are typically included within our bundled services, but customers purchase additional quantities to meet their specific needs. Revenue for additional cloud-based services outside of a bundled package was $1.6 million and $3.3 million during the three and six months ended June 30, 2013 as compared to $1.8 million and $3.5 million for the comparable periods in 2012, respectively.
We estimate that almost one-half of our customers are technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions or advanced network services, or they obtain these services from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. During the six months ended June 30, 2013, we generated $29.7 million of revenue from Cbeyond 2.0 customers, which represents a 100.5% increase over the amount recognized during the six months ended June 30, 2012.
Our revenue growth strategy includes offering service bundles that are increasingly oriented toward higher-value, technologically sophisticated solutions; however, a significant portion of our revenue base is derived from providing traditional telecommunications services. For the one-half of our existing customer base that we do not consider technology-dependent, traditional telecommunications services will continue to be our primary source of revenue. Our shift in strategy to focus on revenue growth from technology-dependent customers also includes an adjustment to our pricing philosophy for traditional telecommunications services to adapt to the competitive pricing environment for such services. More specifically, beginning in late 2011, we began adopting our competitors' practice of charging fees to recover a portion of the regulatory costs incurred to provide traditional telecommunications services. Since that time, we have gradually increased those fees to levels comparable to what we have seen in the market.
We currently include all revenue from customers who purchase network access from us (or "network access customers") within our average monthly revenue per customer location (or “ARPU”) calculation. Thus, revenue from customers who purchase cloud-based services independent of network access is excluded from ARPU. After considering all cloud-based services, we believe that Cbeyond 2.0 customers currently provide over 80% higher ARPU than that of our Cbeyond 1.0 customers and we expect that percentage to continue to grow over time. We have not determined the revenue metrics that best represent the results of the consolidated business or the results from customers that purchase cloud-based services independent of network access.
We focus our sales efforts on customers that purchase both network and cloud-based services since we believe that these services, when combined, offer the greatest value proposition to customers and allow us significantly more control over the quality of services. Therefore, we do not expect revenue from customers that only purchase cloud-based services to grow as quickly as revenue from customers who purchase both network access and cloud services from us.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Calculation of ARPU (Dollar amounts in thousands, except ARPU)
Total revenue	$118,215	$123,762	$238,161	$247,605
Cloud only revenue	(3,558)	(3,367)	(7,208)	(6,612)
(A) Network access customer revenue (1)	$114,657	$120,395	$230,953	$240,993
(B) Average network access customers	57,724	62,240	58,353	62,092
ARPU (A / B / number of months in period)	$662	$645	$660	$647

(1)
During the third quarter of 2012 we began including revenue from certain cloud-based services provided to network access customers within the ARPU calculation that were not previously included. We have recast all historical disclosures of ARPU for all periods presented in this Form 10-Q to conform to the current presentation.

As we accelerate sales of cloud-based services to both new and existing technology-dependent customers, we expect our revenue to include an increasing proportion of higher ARPU Cbeyond 2.0 customers. Our concentrated focus on technology-dependent customers was expected to result in little to no net growth in customers in 2012 and we expect this to continue in the near term; however, we expect that in the longer-term our ARPU will increase as our customer mix becomes more oriented to those who are technology-dependent and are using our services to satisfy their technology needs. In addition, we expect that our future capital expenditures and operating expenses will continue to be more focused on selling to these types of customers. Operating expenses will include the cost of revenue to support a higher bandwidth Metro Ethernet network and the selling expenses of a more focused and consultative sales force. Capital expenditures will include the costs of building out a higher bandwidth network, additional hosting infrastructure, and product development.
Starting in 2012, we began executing agreements with optical fiber providers to acquire fiber network assets in multiple markets primarily under 20-year capital leases, including agreements for the indefeasible rights of use of certain fiber network assets. In March 2012, we took delivery of fiber assets and incurred future minimum capital lease obligations of $2.4 million. This obligation was partially satisfied in May 2012 through a $2.0 million lump sum payment directly funded by our Fiber Loan. During the remainder of 2012, we took delivery of additional fiber assets with future minimum capital lease obligations of $4.3 million. During 2013, we have taken delivery of fiber assets with future minimum capital lease obligations of $6.9 million. The cash outlays for all obligations arising from our fiber assets will be either directly funded by our Fiber Loan or financed through fiber providers and will be payable by us either as debt or capital lease obligations.
We have outstanding construction orders for fiber assets with expected future minimum lease payments of $6.0 million, for which we have obtained building access agreements. These commitments are not recognized on the balance sheet as of June 30, 2013 because they are contingent upon third parties completing construction and our testing and acceptance of the fiber assets. As of June 30, 2013, we have placed additional construction orders that total $11.8 million for which we have not yet obtained building access agreements. We do not expect to be able to obtain building access agreements for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed under these contracts in the future.
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
Management believes that Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing operations. EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gains or losses on asset dispositions, and non-operating income or expense. Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan (including realignment costs).
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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reconciliation of Capital Expenditures (in thousands)
Cash capital expenditures (1)	$14,780	$14,765	$27,214	$29,601
Non-cash capital expenditures:
Fiber capital lease assets	3,884	957	6,901	3,357
Equipment capital lease assets	1,380	—	1,380	—
Leasehold improvements	21	—	21	—
Total capital expenditures	$20,065	$15,722	$35,516	$32,958

(1)	Represents cash purchases of property and equipment per the Condensed Consolidated Statements of Cash Flows.
Adjusted EBITDA was $42.8 million during the six months ended June 30, 2013, a 14.8% decrease over the comparable period in 2012. Free Cash Flow was $15.5 million during the six months ended June 30, 2013 compared to $20.6 million during the comparable period in 2012. The decline in Adjusted EBITDA reflects the decline in our customer base to whom we provide traditional telecommunications services, partially offset by an increase in fees we charge to our customers to recover the cost of regulatory compliance and an increase in Cbeyond 2.0 revenue. Results during the six months ended June 30, 2013 also include the costs associated with our fully staffed new direct sales group focused on technology-dependent customers.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Reconciliation of Free Cash Flow and Adjusted EBITDA to Net (loss) income (in thousands)
Free Cash Flow	$7,149	$12,471	$15,548	$20,609
Cash capital expenditures	14,780	14,765	27,214	29,601
Adjusted EBITDA	$21,929	$27,236	$42,762	$50,210
Depreciation and amortization	(18,460)	(18,370)	(36,065)	(37,246)
Non-cash share-based compensation	(3,045)	(2,939)	(6,024)	(6,722)
Realignment costs (1)	—	(284)	(467)	(1,924)
Interest expense, net	(196)	(144)	(349)	(271)
Income tax expense	(269)	(2,805)	(454)	(2,547)
Net (loss) income	$(41)	$2,694	$(597)	$1,500

(1)
During the three and six months ended June 30, 2013, $0 and $467 of realignment costs are included in Selling, general and administrative expense as compared to $284 and $1,924 for the comparable periods in 2012, respectively. Additionally, during the three and six months ended June 30, 2012, $0 and $682 of realignment cost are included in Depreciation and amortization, respectively. See Note 4 to Condensed Consolidated Financial Statements.

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
Historically, most of the circuits we leased have been T1s, which are the largest component of our circuit access fees. However, we have converted many of our existing customer T1 circuits and have begun serving new customers using higher-capacity Metro Ethernet in place of T1 circuits in a number of locations. Although not available to us on an ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers' bandwidth at speeds well in excess of T1 circuits while reducing our ongoing operating expenses. We substantially completed our copper-based Metro Ethernet customer conversion project in 2011 and in 2012 we shifted our focus to our optical fiber access initiative. Costs related to our fiber network include maintenance costs for dark fiber (or fiber provided by third parties and operated by us) and access fees for lit fiber (or fiber both provided and operated by third parties). We have experienced increases in access costs associated with higher-capacity Metro Ethernet and expect these increases to continue in 2013 as we expand our fiber network.
Cost of revenue also includes transport costs, which are primarily the costs we incur with ILECs for traffic between central offices where we have collocation equipment, traffic between our collocations and other wire centers, and intercity traffic between our markets. In recent periods, these costs have increased as we have built additional collocations to support our Metro Ethernet initiative; however, this increase is offset by reductions in access fees resulting from our investment in Ethernet technology, which provides significantly lower operating expenses than traditional T1 technology.
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
Our selling, general and administrative expense includes both fixed and variable costs. Fixed costs include the cost of staffing certain corporate functions such as IT, marketing, administrative, billing and engineering, and other associated costs, such as office rent, legal and accounting fees, property taxes, and recruiting. Variable costs include commissions; bonuses; marketing materials; the cost of provisioning and customer activation staff, which varies with the level of installation of new customers; the cost of customer care and technical support staff, which varies with the level of total customers on our network and the complexity of our product offering.
Reclassifications
Reclassifications have been made to the three and six months ended June 30, 2012 Revenue table within Item 2 herein to present our revenue on a product-line basis, separating Network, Voice and Data from Managed Hosting and Cloud. Reclassifications have also been made to ARPU within Item 2 herein to include revenue from certain cloud-based services provided to network access customers within the calculation that were not previously included. Such reclassifications were made to conform to the current presentation for the three and six months ended June 30, 2013.
Results of Operations
Revenue (Dollar amounts in thousands, except ARPU)

	For the three months ended June 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue
Network, Voice and Data	$110,852	93.8%	$117,674	95.1%	$(6,822)	(5.8)%
Managed Hosting and Cloud	7,363	6.2%	6,088	4.9%	1,275	20.9%
Total revenue	118,215		123,762		(5,547)	(4.5)%
Cost of revenue	39,491	33.4%	40,164	32.5%	(673)	(1.7)%
Gross margin (exclusive of depreciation and amortization):	$78,724	66.6%	$83,598	67.5%	$(4,874)	(5.8)%
Network access customer data:
Customer locations at period end	57,013		62,015		(5,002)	(8.1)%
ARPU	$662		$645		$17	2.6%
Average monthly churn rate	1.6%		1.5%		0.1%

	For the six months ended June 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue
Network, Voice and Data	$224,204	94.1%	$235,761	95.2%	$(11,557)	(4.9)%
Managed Hosting and Cloud	13,957	5.9%	11,844	4.8%	2,113	17.8%
Total revenue	238,161		247,605		(9,444)	(3.8)%
Cost of revenue	78,279	32.9%	80,648	32.6%	(2,369)	(2.9)%
Gross margin (exclusive of depreciation and amortization):	$159,882	67.1%	$166,957	67.4%	$(7,075)	(4.2)%
Network access customer data:
Customer locations at period end	57,013		62,015		(5,002)	(8.1)%
ARPU	$660		$647		$13	2.0%
Average monthly churn rate	1.6%		1.5%		0.1%
Network, Voice and Data revenue decreased in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012 due to our strategic efforts to realign our distribution channels. Our focus on the strategic realignment and on higher-value customers has resulted in lower new customers than we have achieved historically. Because of this, in recent periods, customer churn has exceeded new customer growth resulting in a decline in customers. The revenue impact of the decline in customers was partially offset by an increase in fees we charge our customers to recover certain regulatory costs. Regulatory recovery charges increased $5.9 million and $11.5 million in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, respectively. We expect these higher regulatory recovery charges to have a continuing benefit in future periods. The increase in Managed Hosting and Cloud revenue is largely due to our focus on technology-dependent customers and sales of our cloud-based service offerings. We expect growth in total revenue to return when ARPU increases, churn declines, the productivity of our Cbeyond 2.0 sales force increases, and as we refine and expand our catalog of products targeted to technology-dependent customers and further expand our Metro Ethernet network.
ARPU increased $17, or 2.6%, and $13, or 2.0%, in the three and six months ended June 30, 2013 compared to the comparable periods in 2012. Excluding regulatory recovery charges, ARPU decreased 2.7% and 3.2% in the three and six months ended June 30, 2013, respectively, compared to the three and six months ended June 30, 2012. The increase in ARPU is due to an increase in regulatory recovery charges and, to a lesser extent, an increasing proportion of higher ARPU, technology-dependent customers, offset by pricing pressure relating to our lower ARPU, Cbeyond 1.0 customers. Longer-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, and new product launches will increasingly benefit ARPU. This expectation is evident by the current shift we are seeing between Network, Voice and Data revenue, which declined 5.8% and 4.9% in the three and six months ended June 30, 2013, compared to the comparable periods in 2012, and Managed Hosting and Cloud revenue, which increased 20.9% and 17.8% in the three and six months ended June 30, 2013, compared to comparable periods in 2012. These results reflect the launch of our flagship cloud offerings, TotalCloud Phone System and TotalCloud Data Center, during the fourth quarter of 2012.
Our average customer churn rate was 1.6% in the three and six months ended June 30, 2013, representing a slight increase over the three and six months ended June 30, 2012, but consistent with more recent periods. The increase is primarily attributable to price competition for smaller communications-centric customers.
Cost of Revenue (Dollar amounts in thousands)

	For the three months ended June 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$18,169	15.4%	$18,208	14.7%	$(39)	(0.2)%
Other cost of revenue	11,871	10.0%	11,393	9.2%	478	4.2%
Transport cost	6,352	5.4%	6,336	5.1%	16	0.3%
Mobile cost	3,799	3.2%	4,736	3.8%	(937)	(19.8)%
Telecommunications billing recoveries	(700)	(0.6)%	(509)	(0.4)%	(191)	37.5%
Total cost of revenue	$39,491	33.4%	$40,164	32.5%	$(673)	(1.7)%

	For the six months ended June 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$36,376	15.3%	$36,275	14.7%	$101	0.3%
Other cost of revenue	23,041	9.7%	22,917	9.3%	124	0.5%
Transport cost	12,572	5.3%	12,882	5.2%	(310)	(2.4)%
Mobile cost	8,011	3.4%	9,654	3.9%	(1,643)	(17.0)%
Telecommunications billing recoveries	(1,721)	(0.7)%	(1,080)	(0.4)%	(641)	59.4%
Total cost of revenue	$78,279	32.9%	$80,648	32.6%	$(2,369)	(2.9)%
The principal drivers of the overall decrease in cost of revenue are an increase telecommunications billing recoveries, the reduction in installation costs from fewer new customer installations, and the overall reduced costs of serving fewer network access customers. These reductions were partially offset by higher circuit costs attributable to delivering higher bandwidth circuits to our customers, higher costs relating to premium mobile devices, and higher telecommunication-related taxes and fees.

Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to the usage of circuits that connect our equipment at network points of collocation to our equipment located at our customers’ premises. Changes in circuit access fees has historically correlated to changes in the number of customers, but there are a number of influences in recent periods that have reduced the level of correlation. We are continuing to realize cost savings from our Metro Ethernet conversion initiative, but are also experiencing increases in access costs as we provide higher bandwidth to our customers. As we serve more technology-dependent customers with higher bandwidth needs, we expect access costs per customer to initially increase. These customers, however, will also generate much higher revenue due to the breadth and type of services enabled by higher bandwidth. Over time, as we increasingly leverage our own fiber assets we expect our access costs on a per-customer basis to decline.

Other cost of revenue includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with ILECs’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. Other cost of revenue increased in the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012, primarily due to an increase in telecommunications-related taxes and fees.
Historically, changes in transport costs have been primarily driven by changes in the number of network access customers, but recent efforts to transition certain traffic to our fiber network has led to a temporary cost increase. Longer-term, as we continue to optimize our network and augment it with Metro Ethernet access, we expect transport costs to decline given the cost profile of Metro Ethernet compared to traditional T1 access.
As a percentage of revenue, mobile costs decreased during the three and six months ended June 30, 2013 compared to the three and six months ended June 30, 2012. The primary driver of this decrease is a reduction in mobile service costs, but we have also experienced a reduction in device shipments related to the decrease in new customers. This has been offset by the higher cost of more recently launched competitive mobile device models.
Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the three months ended June 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits (excluding share-based compensation)	$36,549	30.9%	$35,497	28.7%	$1,052	3.0%
Share-based compensation	3,045	2.6%	2,939	2.4%	106	3.6%
Marketing cost	585	0.5%	671	0.5%	(86)	(12.8)%
Realignment cost	—	—%	284	0.2%	(284)	(100.0)%
Other selling, general and administrative	19,661	16.6%	20,194	16.3%	(533)	(2.6)%
Total SG&A	$59,840	50.6%	$59,585	48.1%	$255	0.4%
Other operating expenses:
Depreciation and amortization	18,460	15.6%	18,370	14.8%	90	0.5%
Total other operating expenses	$18,460	15.6%	$18,370	14.8%	$90	0.5%
Other data:
Average employees	1,643		1,578		65	4.1%

	For the six months ended June 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits (excluding share-based compensation)	$75,974	31.9%	$75,336	30.4%	$638	0.8%
Share-based compensation	6,024	2.5%	6,722	2.7%	(698)	(10.4)%
Marketing cost	1,114	0.5%	1,384	0.6%	(270)	(19.5)%
Realignment cost	467	0.2%	1,924	0.8%	(1,457)	(75.7)%
Other selling, general and administrative	40,032	16.8%	40,027	16.2%	5	—%
Total SG&A	$123,611	51.9%	$125,393	50.6%	$(1,782)	(1.4)%
Other operating expenses:
Depreciation and amortization	36,065	15.1%	37,562	15.2%	(1,497)	(4.0)%
Total other operating expenses	$36,065	15.1%	$37,562	15.2%	$(1,497)	(4.0)%
Other data:
Average employees	1,653		1,694		(41)	(2.4)%
Selling, general and administrative expense increased during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 and decreased during the six months ended June 30, 2013 compared to the six months ended June 30, 2012. These fluctuations are primarily due to changes in the composition of our sales force in both 2012 and 2013, resulting in a net increase in staffing expenses offset by declines in share-based compensation, realignment costs, and bad debt expense.
Salaries, wages and benefits increased in amount and as a percentage of revenue during the three and six months ended June 30, 2013 compared to that of the prior year. The increase in Salaries, wages and benefits is due to an increase in base compensation and medical benefits partially offset by lower commissions and bonus expenses. We reduced the size of our traditional direct sales force in both 2012 and 2013 while adding a new sales force comprised of more experienced professionals and dedicated to Cbeyond 2.0 opportunities. The cost savings that resulted from our strategic realignment has been offset by the costs related to our fully staffed Cbeyond 2.0 sales force and staffing of operations to support our increase in technology-dependent customers.
During the three and six months ended June 30, 2013 we recorded $0.4 million and $0.8 million of Share-based compensation expense related to the market-based restricted shares granted in September 2012. Excluding the expense associated with these restricted shares, Share-based compensation expense decreased by a similar percentage during the three and six months ended June 30, 2013 compared to the prior year. This decrease is primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined, we have experienced decreases in our share-based compensation expense related to the full vesting of higher historical valued awards granted.
The strategic realignment, which was announced in early 2012, resulted in $0.3 million and $1.9 million of Selling, general and administrative expense for the three and six months ended June 30, 2012. During the six months ended June 30, 2013, we recognized $0.5 million of employee severances and medical benefits. We did not incur any charges during the second quarter of 2013.
Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. Other selling, general and administrative expenses during the three and six months ended June 30, 2013 were consistent with the comparable periods in 2012 due to a decline in bad debt expense offset by higher consulting and outsourced services relating to our change in strategy.
Bad debt expense was $1.2 million, or 1.0% of revenue, during the three months ended June 30, 2013 compared to $1.6 million, or 1.3% of revenue, during the three months ended June 30, 2012. During the six months ended June 30, 2013 and June 30, 2012, bad debt expense was $2.1 million, or 0.9% of revenue, and $3.2 million, or 1.3% of revenue. The reduction is primarily related to lower revenue, improved customer collections consistent with our tighter credit policies, and improving economic conditions.

The decrease in depreciation and amortization for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 relates primarily to further investing in longer-lived fiber optic equipment while focusing less on traditional network purchases compared to the prior period. In addition, we recognized $0.7 million of accelerated depreciation during the six months ended June 30, 2012 on certain long-lived assets at offices which were consolidated as part of the strategic realignment.
Interest Expense and Income Taxes (Dollar amounts in thousands)

	For the three months ended June 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(196)	(0.2)%	$(144)	(0.1)%	$(52)	36.1%
Income tax (expense) benefit	(269)	(0.2)%	(2,805)	(2.3)%	2,536	(90.4)%
Total	$(465)	(0.4)%	$(2,949)	(2.4)%	$2,484	(90.4)%

	For the six months ended June 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(349)	(0.1)%	$(271)	(0.1)%	$(78)	28.8%
Income tax (expense) benefit	(454)	(0.2)%	(2,547)	(1.0)%	2,093	(82.2)%
Total	$(803)	(0.3)%	$(2,818)	(1.1)%	$2,015	(71.5)%
We recognize our 2013 interim period income tax expense based on our year-to-date effective tax rate because our estimated annual tax rate fluctuates significantly from only slight variances in estimated annual income. The three and six months ended June 30, 2013 income tax expense primarily relates to the tax goodwill amortization that will likely remain non-deductible for book purposes and state income tax expense levied by Texas, which imposes a gross receipts-based tax due regardless of profit levels. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate.
Liquidity and Capital Resources (Dollar amounts in thousands):

	For the six months ended June 30,		Change from Previous Period
	2013	2012	Dollars	Percent
Cash Flows:
Net cash provided by operating activities	$26,584	$38,824	$(12,240)	(31.5)%
Net cash used in investing activities	(27,214)	(33,256)	6,042	(18.2)%
Net cash (used in) provided by financing activities	(2,475)	(3,410)	935	(27.4)%
Net (decrease) increase in cash and cash equivalents	$(3,105)	$2,158	$(5,263)	(243.9)%
As of June 30, 2013, we have $27.5 million of cash and cash equivalents held in our operating bank accounts, $2.0 million outstanding under the Fiber Loan, and no amounts outstanding under our revolving line of credit. We currently have no plans to draw against the Credit Facility for short-term needs.
We have shifted our focus to our optical fiber access initiative and executed multiple agreements to provide optical fiber access in several markets. We expect to incur costs of between $35.0 million and $40.0 million through 2014 associated with the initial phase of this initiative. The Fiber Loan, secured under our Credit Facility, provides us up to $10.0 million to finance the purchase of fiber network assets from a third party.
In early 2012 we reduced our communications-centric, or Cbeyond 1.0, sales force in order to reinvest in teams focused on selling and delivering services to technology-dependent customers. These reductions in personnel resulted in a significant temporary increase in Free Cash Flow throughout much of 2012. As our Cbeyond 2.0 sales channels are now fully staffed, we expect lower levels of Adjusted EBITDA and Free Cash Flow to continue through 2013. We expect to complete our realignment by the end of 2013 and incur expenses of up to $1.0 million, which may include severance and facility exit costs.

We believe that cash on hand, cash generated from operating activities, and cash available under our Credit Facility will be sufficient to fund capital expenditures, debt and capital lease obligations, operating expenses, potential share repurchases, and other cash requirements associated with future growth, including realignment activities. While we do not anticipate a need for additional access to capital or new financing aside from our Credit Facility and related Fiber Loan, we monitor the capital markets and may access those markets if our business prospects or plans change resulting in a need for additional capital, or if additional capital required can be obtained on favorable terms.
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
The $12.2 million decrease in operating cash flows is primarily due to a $7.4 million decline in Adjusted EBITDA and changes in working capital. The most significant change in working capital relates to other liabilities. Other liabilities declined $9.5 million during 2013 compared to a $4.7 million decline in 2012. This was driven by a larger amount earned under the 2012 corporate bonus plan than the 2011 plan.
Cash Flows from Investing Activities
Our principal cash investments are purchases of property and equipment, which fluctuate depending on the growth in customers in our existing markets, the timing and number of facility and network additions needed to expand existing markets and upgrade our network, enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers, and increases to the capacity of our data centers as our customer base and the breadth of our product portfolio expand. We also continue to invest in Metro Ethernet through optical fiber access to reduce operating expenses and provide higher bandwidth and additional services to our customers.
Our cash capital expenditures decreased from $29.6 million during the six months ended June 30, 2012 to $27.2 million during the six months ended June 30, 2013. However, during 2013 we acquired $8.3 million of assets through capital lease arrangements that did not require an initial outlay of cash.
During the first quarter of 2012 we paid $5.0 million in deferred acquisition consideration related to our acquisitions of MaximumASP and Aretta that closed in late 2010. Additionally, during 2012 we transferred $1.3 million of cash formerly classified as restricted cash into our operating account.
Cash Flows from Financing Activities
Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, borrowings and repayments under our Credit Facility, and repurchases of common stock, and principal payments on capital leases. During the first quarter of 2012, we borrowed $4.3 million against our Credit Facility, most of which was used to settle acquisition-related contingent consideration. We repaid this borrowing during the second quarter of 2012. As of June 30, 2013, we had no amounts outstanding under our Credit Facility and $2.0 million outstanding under our Fiber Loan. We also repurchased 0.3 million shares for $2.0 million during the first quarter of 2012, completing the $15.0 million repurchase program authorized by our Board of Directors in May 2011.
On July 24, 2013, Cbeyond's Board of Directors authorized the repurchase of up to $20.0 million of Cbeyond common shares over a 2-year period. No share repurchases have been transacted under this program as of the date of this filing. We are permitted to draw on our revolving line of credit to finance share repurchases, but expect to use cash on hand and cash generated from operating activities.
Contractual Obligations and Commitments
Our contractual obligations and commitments in connection with our strategic initiative to expand our fiber network through capital lease arrangements are disclosed in Note 3 to the Condensed Consolidated Financial Statements. We have also entered into operating lease arrangements for fiber to support our Metro Ethernet network expansion. These fiber circuits are managed by third-party providers and generally include lease commitments of 3 to 5 years. Over time, the growth of our commitments for fiber circuits will accompany a decline in our legacy T1 commitments. Our lease commitments for managed fiber and T1 circuits appear under the heading "Circuit commitments" within the contractual obligations table disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.

On July 31, 2013, we entered into a master lease agreement to lease lit fiber circuits for a 10-year period with minimum lease payments of $0.1 million in 2014 and $0.5 million annually from 2015 through 2024.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At June 30, 2013, we had no borrowings outstanding under our revolving line of credit and utilized $2.0 million of our Fiber Loan. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. As we continue to draw on our Fiber Loan, our sensitivity to interest rate risk will increase. As of June 30, 2013, our cash and cash equivalents were held in non-interest bearing bank accounts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of June 30, 2013, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The information within Note 9 to the Condensed Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
None.
Item 5.    Other Information
On July 29, 2013, the Board of Directors of the Company approved a new Code of Conduct. The Code of Conduct is intended to replace the Company's existing Code of Ethics. The Code of Conduct is filed as Exhibit 14.1 to this Quarterly Report on Form 10-Q and will be available on the Company's website at www.cbeyond.com.
Item 6.    Exhibits

Exhibit No.	Description of Exhibit
14.1*	Cbeyond Code of Ethics
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††
The following financial information from the Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

Date:	July 31, 2013

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date:	July 31, 2013

Exhibit Index

Exhibit No.	Description of Exhibit
14.1*	Cbeyond Code of Ethics
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††
The following financial information from the Quarterly Report on Form 10-Q for the three months ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.