Form 10-Q
period 2013-09-30
CBEYOND, INC.
filed 2013-11-06
CIK 1205727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on November 1, 2013
Common Stock, $0.01 par value	29,874,540

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company” or “Cbeyond.”
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: a significant reduction in economic activity, which particularly affects our target market of small to mid-sized businesses; the risk that we may be unable to experience revenue growth at anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our dependence on third-party vendors who might increase prices or cause service disruptions beyond our control; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to comply with our credit facility covenants; our ability to maintain or attract sufficient customers in existing or new markets; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; regulatory action relating to our compliance with customer proprietary network information; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for products and technologies; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; external events outside of our control, including extreme weather, natural disasters, pandemics or terrorist attacks that could adversely affect our target markets; our ability to implement and execute successfully our new strategic focus; our ability to expand fiber availability; the extent to which small and mid-sized businesses continue to spend on cloud, network and security services; our ability to recruit, maintain and grow a sales force focused exclusively on technology-dependent customers; our ability to integrate new products into our existing infrastructure; the effects of realignment activities; the extent to which our customer mix becomes more technology-dependent; our ability to achieve future cost savings related to our capital expenditures and investment in Ethernet technology; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2012 and any updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K and this report in the sections titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” Such disclosure covers certain risks, uncertainties and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	As of
	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$24,028	$30,620
Accounts receivable, net of allowance for doubtful accounts of $2,226 and $2,240	21,770	23,328
Prepaid expenses	13,904	8,780
Inventory, net	1,002	1,468
Other assets	1,928	2,175
Total current assets	62,632	66,371
Property and equipment, net of accumulated depreciation and amortization of $426,697 and $385,068	155,274	157,624
Goodwill	19,814	19,814
Intangible assets, net of accumulated amortization of $3,723 and $2,791	5,886	6,818
Other non-current assets	4,194	4,421
Total assets	$247,800	$255,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,606	$15,870
Accrued telecommunications costs	11,659	15,653
Deferred customer revenue	11,534	11,344
Other accrued liabilities	20,539	24,304
Current portion of long-term debt	3,354	1,322
Total current liabilities	59,692	68,493
Non-current portion of long-term debt	13,142	6,947
Other non-current liabilities	7,920	7,722
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 30,011 and 29,924 shares issued and outstanding	300	299
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	329,964	323,584
Accumulated deficit	(163,218)	(151,997)
Total stockholders’ equity	167,046	171,886
Total liabilities and stockholders’ equity	$247,800	$255,048
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Revenue	$113,731	$121,491	$351,892	$369,096
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $11,716, $10,304, $31,047, and $30,882, respectively, shown separately below)	37,818	38,675	116,097	119,323
Selling, general and administrative (exclusive of depreciation and amortization of $8,361, $7,868, $25,095, and $24,536, respectively, shown separately below)	60,694	60,584	184,305	185,977
Depreciation and amortization	20,077	18,172	56,142	55,418
Total operating expenses	118,589	117,431	356,544	360,718
Operating (loss) income	(4,858)	4,060	(4,652)	8,378
Other expense:
Interest expense, net	(267)	(138)	(616)	(409)
(Loss) income before income taxes	(5,125)	3,922	(5,268)	7,969
Income tax expense	(213)	(1,969)	(667)	(4,516)
Net (loss) income	$(5,338)	$1,953	$(5,935)	$3,453
Net (loss) income per common share:
Basic	$(0.18)	$0.07	$(0.20)	$0.12
Diluted	$(0.18)	$0.06	$(0.20)	$0.12
Weighted average common shares outstanding:
Basic	30,259	29,533	30,287	29,348
Diluted	30,259	30,267	30,287	29,971
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2012	29,924	$299	$323,584	$(151,997)	$171,886
Exercise of stock options	34	—	153	—	153
Issuance of employee benefit plan stock	288	3	87	—	90
Issuance of employee bonus plan stock	283	3	2,044	—	2,047
Share-based compensation from options to employees	—	—	764	—	764
Share-based compensation from restricted shares to employees	—	—	5,020	—	5,020
Share-based compensation for non-employees	—	—	36	—	36
Vesting of restricted shares	482	5	(5)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(222)	(2)	(1,719)	—	(1,721)
Shares repurchased under our publicly announced share repurchase program	(778)	(8)	—	(5,286)	(5,294)
Net loss	—	—	—	(5,935)	(5,935)
Balance at September 30, 2013	30,011	$300	$329,964	$(163,218)	$167,046
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the nine months ended September 30,
	2013	2012
Operating Activities:
Net (loss) income	$(5,935)	$3,453
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	56,142	55,418
Deferred taxes	345	3,109
Provision for doubtful accounts	3,283	4,685
Non-cash share-based compensation	8,618	9,697
Change in acquisition-related contingent consideration	—	23
Changes in operating assets and liabilities:
Accounts receivable	(1,725)	(3,345)
Inventory	466	(184)
Prepaid expenses and other current assets	(4,877)	(4,490)
Other assets	357	(497)
Accounts payable	(3,264)	1,995
Other liabilities	(9,402)	(1,742)
Net cash provided by operating activities	44,008	68,122
Investing Activities:
Purchases of property and equipment	(42,092)	(47,117)
Additional acquisition consideration	—	(4,950)
Decrease in restricted cash	—	1,295
Net cash used in investing activities	(42,092)	(50,772)
Financing Activities:
Taxes paid on vested restricted shares	(1,721)	(1,389)
Principal payments of capital lease obligations	(1,516)	—
Proceeds from short-term borrowings	—	4,250
Repayment of short-term borrowings	—	(4,250)
Financing issuance costs	(130)	(185)
Proceeds from exercise of stock options	153	1,584
Repurchase of common stock	(5,294)	(2,005)
Net cash used in financing activities	(8,508)	(1,995)
Net (decrease) increase in cash and cash equivalents	(6,592)	15,355
Cash and cash equivalents at beginning of period	30,620	8,521
Cash and cash equivalents at end of period	$24,028	$23,876
Supplemental disclosure:
Interest paid	$482	$290
Income taxes paid, net of refunds	$681	$1,180
Non-cash purchases of property and equipment	$10,854	$3,357
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Cbeyond, Inc., a managed information technology (or “IT”) and communications service provider, incorporated on March 28, 2000 in Delaware.
Our services include cloud applications such as Microsoft® Exchange, data center infrastructure-as-a-service, cloud private branch exchange (or “PBX”) phone systems, Microsoft® SQL Server®, Metro Ethernet broadband Internet access, Multi-Protocol Label Switching (or "MPLS"), Virtual Private Networking (or "VPN"), mobile voice and data, information security, local and long distance voice services, administration management, and professional services to migrate and manage customer environments. We market our service offerings under four product families: TotalNetwork, TotalVoice, TotalCloud, and TotalAssist. We combine these service offerings into a wide range of bundles to satisfy the individual needs of our customers.
We operate as one reportable segment based upon the financial information that our Chief Executive Officer, who is the chief operating decision maker, regularly reviews to decide how to allocate resources and assess performance.
Unaudited Interim Results
The accompanying unaudited interim Condensed Consolidated Financial Statements and information have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012.
Recently Issued Accounting Standards
In July 2013, the FASB issued amended guidance that requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This amended guidance does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. We plan to adopt this guidance on January 1, 2014 and do not expect it to have a material impact on our Condensed Consolidated Financial Statements.
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
Note 2. Earnings per Share
Basic and Diluted Net (Loss) Income
We calculate basic net (loss) income per share by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. Our diluted net (loss) income per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net

(loss) income per share. We were in a net loss position for the three and nine months ended September 30, 2013, resulting in no difference between basic net loss per share and diluted net loss per share.
The following table summarizes our basic and diluted net (loss) income per share calculations:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net (loss) income	$(5,338)	$1,953	$(5,935)	$3,453
Basic weighted average common shares outstanding	30,259	29,533	30,287	29,348
Effect of dilutive securities	—	734	—	623
Diluted weighted average common shares outstanding	30,259	30,267	30,287	29,971
Basic (loss) income per common share	$(0.18)	$0.07	$(0.20)	$0.12
Diluted (loss) income per common share	$(0.18)	$0.06	$(0.20)	$0.12
Securities that were not included in the diluted net (loss) income per share calculations because they were anti-dilutive, inclusive of unexercised stock options and unvested restricted stock (described in Note 6 to the Condensed Consolidated Financial Statements), are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Anti-dilutive shares	4,479	3,512	4,498	3,693
Note 3. Debt
The following table summarizes significant components of debt:

	September 30, 2013	December 31, 2012
Fiber Loan	$2,000	$2,000
Fiber capital lease obligation	11,766	4,678
Equipment capital lease obligation	2,730	1,591
Total debt	16,496	8,269
Current portion of long-term debt	3,354	1,322
Non-current portion of long-term debt	$13,142	$6,947
Credit Facility
We are party to a credit agreement with Bank of America (or "Credit Facility"), which provides for a $75,000 secured revolving line of credit and a $10,000 senior secured delayed draw term loan (or “Fiber Loan”). Our Credit Facility is available to finance working capital, capital expenditures, and other general corporate purposes.
On March 31, 2012, we entered into the sixth amendment of the Credit Facility to increase the allowable capital lease amounts under the agreement to $30,000. On May 2, 2012, we amended and restated our Credit Facility to provide a senior secured delayed draw term loan of $10,000. On March 4, 2013, we entered into the first amendment to the amended and restated Credit Facility to increase the allowable capital lease and permitted acquisitions amounts to $60,000. We also amended the financial covenants of the Credit Facility, replacing the covenants requiring us to maintain minimum levels of Adjusted EBITDA and maximum levels of annual capital expenditures with a covenant requiring us to maintain a minimum fixed charge coverage ratio. Additionally, we extended the maturity date of the Credit Facility (including the Fiber Loan) to May 2, 2018 and extended the draw period of the Fiber Loan to December 31, 2014. Fiber Loan principal payments are due in quarterly installments beginning March 31, 2015 through the maturity date of May 2, 2018.
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, pay cash dividends, sell or acquire assets, and grant security interests in our assets. The credit agreement also contains certain customary negative covenants; representations and warranties; affirmative covenants; notice provisions; indemnifications; and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain a consolidated fixed charge coverage ratio greater than or equal to 1.2 to 1.0. As of September 30, 2013, we are in compliance with all applicable covenants.

As of September 30, 2013, we had no outstanding borrowings under our revolving line of credit, utilized $1,345 for letters of credit, and had $73,655 in remaining availability. Under our Fiber Loan, we had $2,000 outstanding at an annual interest rate of 1.9% and had remaining availability of $8,000 as of September 30, 2013.
Borrowings under the Credit Facility approximate fair value due to their variable interest rates and are based on Level 2 inputs. We value long-term debt using market and/or broker ask prices when available. When not available, we use a standard credit-adjusted discounted cash flow model.
As of September 30, 2013, our Fiber Loan will be payable as follows:

Year ending December 31,	Fiber Loan payments
2013	$—
2014	—
2015	571
2016	571
2017	571
Thereafter	287
Total	$2,000
Note 4. Commitments
Equipment Capital Leases
During the fourth quarter of 2012, we took delivery of servers and computer equipment with minimum capital lease obligations of $1,591. During 2013, we have taken delivery of additional equipment with minimum capital lease obligations of $1,623. Effective interest rates for equipment capital leases range from 2.0% to 5.4%. Fixed monthly payments for equipment under capital leases will be made through 2017.
Fiber Capital Leases
The amendments to our Credit Facility were made in connection with our strategic initiative to focus on technology-dependent customers while delivering higher network bandwidth at a lower overall cost. Starting in March 2012, we began executing agreements with optical fiber providers whereby we will acquire fiber network assets in multiple markets primarily under capital leases. Our contracts include commitments expected to be satisfied through monthly payments over a 5 to 20-year period, and commitments expected to be satisfied through lump sum payments as delivery milestones are met.
During the three and nine months ended September 30, 2013, we took delivery of fiber assets with future minimum capital lease obligations of $1,619 and $8,520, respectively. During the nine months ended 2012, we took delivery of fiber assets with future minimum capital lease obligations of $3,357. No fiber assets were delivered during the third quarter of 2012.
In connection with our pending litigation, as discussed in Note 10 to the Condensed Consolidated Financial Statements, we have rescinded an agreement with one of our fiber providers. In March 2012, we obtained the indefeasible rights to use certain fiber network assets from this provider and incurred future minimum capital lease obligations of $2,400. This obligation was partially satisfied in May 2012 through a $2,000 lump sum payment directly funded by our Fiber Loan. We expected to utilize our Fiber Loan to directly fund all lump sum payments to this provider. As a result of the contract rescission, during the third quarter of 2013, we wrote off the $2,400 of related fiber network assets and the remaining $400 obligation, resulting in an expense of $2,000 included in Depreciation and amortization.

As of September 30, 2013, capital lease obligations to equipment and fiber network providers will be payable as follows:

Year ending December 31,	Equipment lease obligations	Fiber lease obligations	Total
2013	$243	$626	$869
2014	936	2,466	3,402
2015	896	2,466	3,362
2016	735	2,466	3,201
2017	98	2,391	2,489
Thereafter	—	2,923	2,923
Total minimum lease payments	2,908	13,338	16,246
Amount representing interest	(178)	(1,572)	(1,750)
Current portion of capital lease obligation	(916)	(2,438)	(3,354)
Non-current portion of capital lease obligation	$1,814	$9,328	$11,142
In addition to our fiber capital lease obligations, we have outstanding construction orders for fiber assets with future minimum lease payments of $5,955, for which we have obtained building access agreements (or "BAAs"). We enter into BAAs with building owners in order to locate equipment on-site that will be used to serve tenants and also access building risers for interior wiring. We recognize these commitments as capital lease obligations after our fiber providers complete construction and we test and accept the fiber assets.
As of September 30, 2013, our commitments to fiber network providers, based on estimated acceptance dates of these fiber assets, will be payable as follows:

Year ending December 31,	Fiber lease commitments
2013	$149
2014	1,015
2015	761
2016	761
2017	761
Thereafter	2,508
Total minimum lease payments	$5,955
We have placed additional construction orders that total $23,056 for which we have not yet obtained BAAs. We do not expect to be able to obtain BAAs for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed in the future.
Also included in our fiber capital lease agreements are contractual maintenance fees that are due over the lease period and begin upon acceptance of the related fiber assets. Our commitment for future fiber maintenance totals $12,456 as of September 30, 2013.
Operating Leases
On July 31, 2013, we entered into a master lease agreement to lease lit fiber circuits for a 10-year period with minimum lease payments of $135 in 2014 and $450 annually from 2015 through 2024.
Also on July 31, 2013, we executed a 10-year non-cancelable data center facility lease in Las Vegas, NV. The agreement includes two 5-year renewal options exercisable at the then fair market value. Minimum lease payments include $4 in 2013, $131 in 2014, $320 in 2015, $469 in 2016, $572 in 2017, and $3,752 thereafter.
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

During the three and nine months ended September 30, 2013, respectively, we incurred realignment costs of $222 and $690 included in Selling, general, and administrative expense. During the third quarter of 2013, we also incurred $179 of accelerated depreciation included in Depreciation and amortization. We did not incur any realignment costs during the third quarter of 2012, but incurred $2,606 of such costs in Selling, general and administrative expense during the nine months ended September 30, 2012. During the first quarter of 2012, we also incurred $682 of accelerated depreciation included in Depreciation and amortization.
We have incurred cumulative realignment costs of $3,786 through September 30, 2013, which relates primarily to employee severances, facility exit costs, and accelerated depreciation on long-lived assets. Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers. We currently expect to complete our realignment by the end of 2013 and incur additional expenses of at least $400 during the fourth quarter of 2013, which may change depending on the outcome of certain strategic decisions.
The following table summarizes changes to the accrued liability associated with the strategic realignment:

	Employee costs (1)	Facility exit costs (2)	Other costs	Total
Accrued liability, December 31, 2011	$—	$—	$—	$—
Expense	1,431	696	109	2,236
Payments	(1,034)	(422)	(109)	(1,565)
Accrued liability, December 31, 2012	397	274	—	671
Expense	512	158	20	690
Accrual Adjustment	(84)	—	—	(84)
Payments	(729)	(263)	(20)	(1,012)
Accrued liability, September 30, 2013	$96	$169	$—	$265
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
Note 6. Share-Based Compensation Plans
We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock, and stock purchase rights (collectively referred to as "share-based awards"). Beginning in 2013, service-based awards will generally vest over three years. Vesting of performance-based awards ranges from two to four years with the number of shares determined based upon the achievement of performance metrics. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of September 30, 2013, we had 854 share-based awards available for future grant. Compensation expense for share-based awards, including those related to our 401(k) Defined Contribution Plan (or "401(k) Plan") and our corporate bonus plans, totaled $2,594 and $8,618 during the three and nine months ended September 30, 2013, respectively, and totaled $2,975 and $9,697 during the three and nine months ended September 30, 2012, respectively.
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

The following table summarizes changes in outstanding share-based awards:

		Restricted stock awards
	Stock options	Service-based	Performance-based
Outstanding, December 31, 2012	3,298	1,172	420
Granted	20	863	189
Stock options exercised (1)	(34)
Restricted stock vested (2)		(762)	(4)
Forfeited or canceled	(297)	(139)	(31)
Outstanding, September 30, 2013	2,987	1,134	574
Options exercisable, September 30, 2013	2,575
(1) The total intrinsic value of options exercised during the nine months ended September 30, 2013 was $128.
(2) The fair value of restricted shares that vested during the nine months ended September 30, 2013 was $6,137.
As of September 30, 2013, we had $1,196 and $9,324 of unrecognized compensation expense related to unvested options and restricted stock, which are expected to be recognized over a weighted average period of 1.9 and 1.7 years, respectively.
During the first quarter of 2013, management approved a mandatory share-based compensation plan for employee participants that provides for the settlement of 20% of performance-based compensation under our 2013 corporate bonus plan with shares of common stock. The shares earned by the participants in this plan vest at various points in 2014. During the three and nine months ended September 30, 2013, we recognized $96 and $927 of share-based compensation expense under our 2013 corporate bonus plan compared to $555 and $1,540 for the three and nine months ended September 30, 2012, relating to our 2012 corporate bonus plan, respectively. Based on the September 30, 2013 share price, 145 shares would be required to satisfy the $927 obligation as of September 30, 2013, assuming all participants were fully vested as of September 30, 2013.
We have a commitment to contribute shares to the 401(k) Plan at the end of each plan year which equates to a matching contribution value as a percentage of eligible employee compensation. We match up to 3.5% of eligible compensation contributed by employees. We fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The 401(k) Plan does not limit the number of shares that can be issued to settle the matching contribution and the Board of Directors may elect to fund the matching contribution in cash. During the three and nine months ended September 30, 2013, we recognized $660 and $1,978 of share-based compensation expense related to the 401(k) Plan compared to $654 and $1,934 for the three and nine months ended September 30, 2012, respectively. Based on the September 30, 2013 share price, 314 shares would be required to satisfy the $2,014 obligation as of September 30, 2013, assuming all participants were fully vested as of September 30, 2013.
Note 7. Income Taxes
The following table summarizes significant components of our income tax expense:

	Nine months ended September 30,
	2013	2012
Federal income tax (benefit) expense at statutory rate	$(1,844)	$2,789
State income tax expense, net of federal effect	99	578
Nondeductible expenses	238	223
Write-off deferred tax assets for non-deductible share-based compensation	1,461	1,216
Goodwill amortization	345	—
Change in valuation allowance	493	(276)
Provision to return adjustments	(125)	—
Other	—	(14)
Total	$667	$4,516
When a reliable estimate of the annual effective tax rate can be made, we recognize interim period income tax expense by determining an estimated annual effective tax rate and then apply this rate to the pre-tax loss for the year-to-date period. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated full year income or loss due to our proximity to break-even results. Accordingly, we recognized interim period tax expense through September 30, 2013 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense, as well as reduces the impact that future income variances will have on the accuracy of this amount. Our income tax expense includes state income tax expense that results from Texas gross receipts-based tax, which is due regardless of profit levels. This tax is not dependent upon levels of pre-tax income or loss and has a significant influence on our effective tax rate.
Our net deferred tax assets, before valuation allowance, totaled $37,680 at September 30, 2013, and primarily relate to net operating loss carryforwards. We maintain a full valuation allowance, which reduces our deferred income tax assets to the amount that is more likely than not to be realized. In addition to our fully reserved net deferred tax assets, we maintain a deferred tax liability of $1,136 related to goodwill amortization that is deductible for tax purposes but will likely remain non-deductible for book purposes.
Note 8. Other Liabilities
The following table summarizes significant components of other liabilities:

	September 30, 2013	December 31, 2012
Accrued bonus	$6,129	$11,953
Accrued other compensation and benefits	4,640	3,260
Accrued other taxes	5,220	4,173
Accrued promotions	447	534
Deferred rent	1,970	2,261
Other accrued expenses	2,133	2,123
Other accrued liabilities	$20,539	$24,304

Non-current portion of deferred rent	$5,289	$5,656
Non-current deferred tax liability	1,136	791
Non-current other accrued expenses	1,495	1,275
Other non-current liabilities	$7,920	$7,722
Note 9. Share Repurchase Program
On May 2, 2011, Cbeyond’s Board of Directors authorized up to $15,000 in repurchases of Cbeyond common shares. During 2012, we completed the program by repurchasing $2,005 in outstanding shares, representing 250 shares at an average price of $8.01 per share. Since the beginning of the program in May 2011, we repurchased 1,514 shares at an average price of $9.93.
On July 24, 2013, Cbeyond's Board of Directors authorized the repurchase of up to $20,000 of Cbeyond common shares over a 2-year period. During the third quarter of 2013, we purchased $5,294 in outstanding shares, representing 778 shares at an average price of $6.81 per share.
Repurchases are made on an opportunistic basis depending on prevailing market conditions, liquidity requirements, contractual restrictions, and other discretionary factors. Repurchases can be made from time to time in open market purchases, privately negotiated transactions, or otherwise. Repurchased shares are retired and are no longer issued and outstanding, but remain authorized shares.
Note 10. Contingencies
Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of September 30, 2013, there is no litigation pending that could have a material adverse effect on future results of operations and financial condition.
As of the date of this filing, we are involved in the preliminary stage of a lawsuit with FiberLight, LLC (or "FiberLight") that we filed on August 15, 2013 in the Superior Court of Cobb County, Georgia. Among other allegations, we claim that FiberLight fraudulently represented that it owned certain fiber network assets and necessary appurtenances. We believe this ownership is material as it impacts FiberLight's ability to timely and properly complete the build-out of the network, conduct rapid repairs during the useful life of the network, and ultimately transfer ownership of the network to Cbeyond. We have rescinded the agreement with FiberLight and are seeking a return of the $2,000 paid to FiberLight plus prejudgment interest as well as compensatory and consequential damages, punitive damages, and reimbursement of costs incurred to pursue legal action.

Our dispute with FiberLight relates primarily to one geographical market and does not affect any buildings where fiber circuits have already been constructed. We have identified and begun negotiations with alternative fiber providers in the affected area.
In light of these events, during the third quarter of 2013 we wrote off the $2,400 of related fiber network assets and the remaining capital lease obligation of $400, resulting in an expense of $2,000 included in Depreciation and amortization. We have also updated our commitment disclosures within Note 4 to the Condensed Consolidated Financial Statements to reflect the rescission of this contract.
Triennial Review Remand Order
The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to either a 2-year statutory back billing period limitation or a 1-year contractual back billing limitation and are reversed as telecommunication billing recoveries once they pass the applicable back billing period, or once a settlement agreement is reached that may relieve a previously recognized liability. As of September 30, 2013 and December 31, 2012, respectively, our accrual for TRRO totals $1,084 and $1,207.
Regulatory and Customer-based Taxation Contingencies
We operate in a highly regulated industry and are subject to regulation and oversight by telecommunications authorities at the federal, state, and local levels. Decisions made by these agencies, including the various rulings made to date regarding interpretation and implementation of the TRRO, compliance with various federal and state rules and regulations, and other administrative decisions are frequently challenged through both the regulatory process and through the court system. Challenges of this nature often are not resolved for long periods of time and occasionally include retroactive impacts. At any point in time, there are a number of similar matters before the various regulatory agencies that could be either beneficial or adverse to our operations. In addition, we are always at risk of non-compliance, which can result in fines and assessments. We regularly evaluate the potential impact of matters undergoing challenges and matters involving compliance with regulations to determine whether sufficient information exists to require disclosure and perhaps accrual. However, due to the nature of the regulatory environment, reasonably estimating the range of possible outcomes and the probabilities of the possible outcomes is difficult since many matters could range from a gain contingency to a loss contingency.
We are required to bill taxes, fees, and other amounts (collectively referred to as “taxes”) on behalf of government entities at the county, city, state, and federal level (“taxing authorities”). Each taxing authority may have one or more taxes with unique rules as to which services are subject to each tax and how those services should be taxed, the application of which involves judgment and interpretation, and heightens the risk of non-compliance. At times, the statutes and related regulations are ambiguous or appear to conflict, which further complicates our efforts to remain in compliance. Because we sell many of our services on a bundled basis and assess different taxes on the individual components included within a bundle, there is also a risk that a taxing authority could disagree with the taxable value of a bundled component.
Taxing authorities periodically perform audits to verify compliance and include all periods that remain open under applicable statutes, which range from three to four years. At any point in time, we are undergoing audits that could result in significant assessments of past taxes, fines, and interest if we were found to be non-compliant. During the course of an audit, a taxing authority may, as a matter of policy, question our interpretation or application of their rules in a manner that, if we were not successful in substantiating our position, could potentially result in a significant financial impact to us. In the course of preparing our financial statements and disclosures, we consider whether information exists which would warrant specific disclosure and perhaps accrual in such situations.
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion together with our Condensed Consolidated Financial Statements and the related notes and other financial information included elsewhere in this periodic report and our Annual Report on Form 10-K. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. See “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this report. In this report, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company,” or “Cbeyond.”
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
Understanding the capital and operating efficiencies, as well as enhanced data security, that off-premise computing could bring to our customers, we made two acquisitions in late 2010 to expand our IT services into cloud computing with virtual and physical cloud servers and cloud PBX. During 2012, we completed the full integration of the acquired companies into our existing operations under common functional leadership. Subsequent to these acquisitions, we began offering professional services to assist customers with their transition to cloud-based services and have expanded these services to additional one-time services, such as MPLS network design, and recurring services such as remote monitoring. Our four product families include TotalNetwork, TotalVoice, TotalCloud, and TotalAssist, which reflect our service offerings that have evolved over time.
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
We announced this strategy in early 2012 and accelerated efforts to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices. Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers. We have incurred cumulative realignment costs of $3.8 million through September 30, 2013 and expect to incur up to an additional $0.4 million during the fourth quarter of 2013.

In connection with our focus on technology-dependent customers, we defined certain of our technology-dependent customers as “Cbeyond 2.0” customers. Cbeyond 2.0 customers are those customers that we provide network access at speeds in excess of 10 Mbps or certain cloud-based services, such as virtual servers, physical servers, or cloud PBX services. In addition, we designate customers using our MPLS service as Cbeyond 2.0 customers. We refer to all other customers as Cbeyond 1.0 customers. Although Cbeyond 1.0 customers also frequently purchase cloud-based services from us, we delineate between Cbeyond 1.0 and Cbeyond 2.0 based on how pervasive or significant we believe such services are to a customer’s operation. Specifically, we consider the cloud-based services that qualify a customer as Cbeyond 2.0 as infrastructure-as-a-service in nature. We believe the distinction is important because infrastructure services are generally longer-term in nature, generate higher revenues, and provide a gateway for software-as-a-service products.
We estimate that almost one-half of our customers are technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions or advanced network services, or they obtain these services from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. During the nine months ended September 30, 2013, we generated $47.7 million of revenue from Cbeyond 2.0 customers, which represents a 95.6% increase over the amount recognized during the nine months ended September 30, 2012.
Customer Revenue (in thousands)

	Three months ended September 30,		Change from Previous Period
	2013	2012	Dollars	Percent
1.0 customer revenue	$95,902	$111,958	$(16,056)	(14.3)%
2.0 customer revenue	17,829	9,533	$8,296	87.0%
Total revenue	$113,731	$121,491	$(7,760)	(6.4)%

	Nine months ended September 30,		Change from Previous Period
	2013	2012	Dollars	Percent
1.0 customer revenue	$304,223	$344,731	$(40,508)	(11.8)%
2.0 customer revenue	47,669	24,365	$23,304	95.6%
Total revenue	$351,892	$369,096	$(17,204)	(4.7)%
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
We currently include all revenue from customers who purchase network access from us within our average monthly revenue per customer location (or “ARPU”) calculation. Thus, revenue from customers who purchase cloud-based services independent of network access is excluded from ARPU. After considering all cloud-based services, we believe that Cbeyond 2.0 customers currently provide approximately 80% higher ARPU than that of our Cbeyond 1.0 customers and we expect that percentage to continue to grow over time. We have not determined the revenue metrics that best represent the results of the consolidated business or the results from customers that purchase cloud-based services independent of network access.
We have focused our sales efforts on customers that purchase both network and cloud-based services based on the belief that these services, when combined, offer the greatest value proposition to customers and allow us significantly more control over the quality of services. Therefore, revenue from non-network customers has not grown as quickly as revenue from customers who purchase both network and cloud-based services from us. Given the significant revenue opportunities that we believe exist from non-network customers, we will begin actively selling certain cloud-based services, such as cloud PBX with mobile services, independent of network access. We expect that in the next few quarters these efforts will begin to result in higher future revenue growth from non-network customers than in prior periods.

Calculation of ARPU (Dollar amounts in thousands, except ARPU)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total revenue	$113,731	$121,491	$351,892	$369,096
Revenue from non-network customers	$(3,564)	$(3,486)	$(10,772)	$(10,098)
(A) Network access customer revenue	$110,167	$118,005	$341,120	$358,998
(B) Average network access customers	56,248	61,446	57,587	61,523
ARPU (A / B / number of months in period)	$653	$640	$658	$648
As we accelerate sales of cloud-based services to both new and existing technology-dependent customers, we expect our revenue to include an increasing proportion of higher ARPU Cbeyond 2.0 customers. Our concentrated focus on technology-dependent customers has resulted in a net decline in customers in recent periods. Longer-term, we expect that ARPU will increase as our customer mix becomes more oriented to those who are technology-dependent and are using our services to satisfy their technology needs. In addition, we expect that our future capital expenditures and operating expenses will continue to be more focused on selling to these types of customers. Operating expenses will include the cost of revenue to support a higher bandwidth Metro Ethernet network and the selling expenses of a more focused and consultative sales force. Capital expenditures will include the costs of building out a higher bandwidth network, additional hosting infrastructure, and product development.
Starting in 2012, we began executing agreements with optical fiber providers to acquire fiber network assets in multiple markets primarily under 20-year capital leases, including agreements for the indefeasible rights of use of certain fiber network assets. During the nine months ended September 30, 2013 and 2012, we took delivery of fiber assets with future minimum capital lease obligations of $8.5 million and $3.4 million, respectively. The cash outlays for all obligations arising from our fiber assets will be either directly funded by our Fiber Loan or financed through fiber providers and will be payable by us either as debt or capital lease obligations.
In addition to our fiber capital lease obligations, we have outstanding construction orders for fiber assets with future minimum lease payments of $6.0 million, for which we have obtained BAAs. As of September 30, 2013, we have placed additional construction orders that total $23.1 million for which we have not yet obtained BAAs. We do not expect to be able to obtain BAAs for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed under these contracts in the future.
Our chief operating decision maker uses Adjusted EBITDA and Free Cash Flow on a consolidated basis, accompanied by disaggregated revenue information by product line, to assess the financial performance of the business. Recognizing that Cbeyond 2.0 customers require, in some aspects, a different service experience than Cbeyond 1.0 customers, we are in the process of extending realignment efforts to other areas of our operations. We anticipate that beginning in the fourth quarter these efforts will result in us managing the business as multiple segments.
We believe Adjusted EBITDA and Free Cash Flow are important performance metrics for evaluating our ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, or potential payment of dividends or share repurchases. We have also designed our corporate bonus plan to include Adjusted EBITDA as a component.
Management believes that Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing operations. EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts, and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation, and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation, public offering or acquisition-related transaction costs, purchase accounting adjustments, gains or losses on asset dispositions, and non-operating income or expense. Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, and other exit activity costs associated with a management directed plan (including realignment costs).
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

Reconciliation of Capital Expenditures (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Cash capital expenditures (1)	$14,878	$17,516	$42,092	$47,117
Non-cash capital expenditures:
Fiber capital lease assets	1,619	—	8,520	3,357
Equipment capital lease assets	243	—	1,623	—
Leasehold improvements	690	—	711	—
Total capital expenditures	$17,430	$17,516	$52,946	$50,474

(1)	Represents cash purchases of property and equipment per the Condensed Consolidated Statements of Cash Flows.
Adjusted EBITDA was $60.8 million during the nine months ended September 30, 2013, a 19.4% decrease over the comparable period in 2012. Free Cash Flow was $18.7 million during the nine months ended September 30, 2013 compared to $28.3 million during the comparable period in 2012. The decline in Adjusted EBITDA reflects the decline in our customer base to whom we provide traditional telecommunications services, partially offset by an increase in fees we charge to our customers to recover the cost of regulatory compliance and an increase in revenue from Cbeyond 2.0 customers. Results during the nine months ended September 30, 2013 also include the costs associated with our fully staffed new direct sales group focused on technology-dependent customers.
Reconciliation of Free Cash Flow and Adjusted EBITDA to Net (loss) income (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Free Cash Flow	$3,157	$7,691	$18,705	$28,300
Cash capital expenditures	14,878	17,516	42,092	47,117
Adjusted EBITDA	$18,035	$25,207	$60,797	$75,417
Depreciation and amortization (1) (2)	(20,077)	(18,172)	(56,142)	(55,418)
Non-cash share-based compensation	(2,594)	(2,975)	(8,618)	(9,697)
Realignment costs (2)	(222)	—	(689)	(1,924)
Interest expense, net	(267)	(138)	(616)	(409)
Income tax expense	(213)	(1,969)	(667)	(4,516)
Net (loss) income	$(5,338)	$1,953	$(5,935)	$3,453

(1)
During the three and nine months ended September 30, 2013, we incurred expense of $2,000 related to the write off of certain fiber network assets as a result of our pending litigation discussed in Note 10. in the Condensed Consolidated Financial Statements.

(2)
During the three and nine months ended September 30, 2013, $222 and $689 of realignment costs are included in Selling, general and administrative expense as compared to $0 and $1,924 for the comparable periods in 2012, respectively. Additionally, during the three and nine months ended September 30, 2012, $179 and $682 of realignment cost are included in Depreciation and amortization, respectively. See Note 5 to the Condensed Consolidated Financial Statements.

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
We charge our customers fees to recover a portion of the costs we incur to comply with federal regulations. Prior to 2012, these regulatory recovery fees were insignificant, but we have since increased them to levels comparable to what we have seen in the market.
Cost of Revenue
Our cost of revenue represents costs directly related to the operation of our network and includes payments for access circuits, interconnection and transport fees, customer circuit installation costs, fees paid for Web hosting services, collocation rents and other facility costs, telecommunications-related taxes and fees, and the cost associated with our mobile offering. Cost of revenue associated with our cloud-based services includes licensing fees for the required operating systems, broadband service and access fees, and power for our data center facilities.
The primary component of cost of revenue consists of the access fees paid to local telephone companies for circuits we lease on a monthly basis to provide connectivity to our customers. These access circuits link our customers to our network equipment located in a collocation facility, which we also generally lease from local telephone companies.
Historically, most of the circuits we leased have been T1s, which are the largest component of our circuit access fees. However, we have converted many of our existing customer T1 circuits and have begun serving new customers using higher-capacity Metro Ethernet in place of T1 circuits in a number of locations. Although not available to us on an ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers' bandwidth at speeds well in excess of T1 circuits while reducing our ongoing operating expenses. We substantially completed our copper-based Metro Ethernet customer conversion project in 2011 and in 2012 we shifted our focus to our optical fiber access initiative. Costs related to our fiber network include maintenance costs for dark fiber (or fiber provided by third parties and operated by us) and access fees for lit fiber (or fiber both provided and operated by third parties). We have experienced increases in access costs due to serving customers with higher-capacity Metro Ethernet and expect these increases to continue as we expand the number of such customers, particularly where we obtain these high bandwidth circuits through third parties.
Cost of revenue also includes transport costs, which are primarily the costs we incur with ILECs for traffic between central offices where we have collocation equipment, traffic between our collocations and other wire centers, and intercity traffic between our markets.
Another significant component of our cost of revenue is the cost associated with our mobile offering. These costs include usage-based charges, monthly recurring base charges, or some combination thereof, depending on the type of mobile product in service, and the cost of mobile equipment sold to our customers. The cost of mobile devices typically exceeds our selling price due to the highly competitive marketplace and traditional pricing practices for mobile services. We believe these costs are offset over time by the long-term profitability of our service contracts.
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
Selling, General and Administrative Expense
Our selling, general and administrative expense consist of salaries and related costs for employees and other costs related to sales and marketing, engineering, IT, billing, regulatory, administrative, collections, legal, and accounting functions. In addition, bad debt expense and share-based compensation expense are included in selling, general and administrative expenses.

Our selling, general and administrative expense includes both fixed and variable costs. Fixed costs include the cost of staffing certain corporate functions such as IT, marketing, administrative, billing and engineering, and other associated costs, such as office rent, legal and accounting fees, property taxes, and recruiting. Variable costs include commissions; bonuses; marketing materials; the cost of provisioning and customer activation staff, which varies with the level of new customer installations; and the cost of customer care and technical support staff, which varies with the level of total customers on our network and the complexity of our product offering.
Results of Operations
Revenue (Dollar amounts in thousands, except ARPU)

	For the three months ended September 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue
Network, Voice and Data	$106,180	93.4%	$115,164	94.8%	$(8,984)	(7.8)%
Managed Hosting and Cloud	7,551	6.6%	6,327	5.2%	1,224	19.3%
Total revenue	113,731		121,491		(7,760)	(6.4)%
Cost of revenue	37,818	33.3%	38,675	31.8%	(857)	(2.2)%
Gross margin (exclusive of depreciation and amortization):	$75,913	66.7%	$82,816	68.2%	$(6,903)	(8.3)%
Network access customer data:
Customer locations at period end	55,482		60,876		(5,394)	(8.9)%
ARPU	$653		$640		$13	2.0%
Average monthly churn rate	1.7%		1.6%		0.1%

	For the nine months ended September 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue
Network, Voice and Data	$330,384	93.9%	$350,925	95.1%	$(20,541)	(5.9)%
Managed Hosting and Cloud	21,508	6.1%	18,171	4.9%	3,337	18.4%
Total revenue	351,892		369,096		(17,204)	(4.7)%
Cost of revenue	116,097	33.0%	119,323	32.3%	(3,226)	(2.7)%
Gross margin (exclusive of depreciation and amortization):	$235,795	67.0%	$249,773	67.7%	$(13,978)	(5.6)%
Network access customer data:
Customer locations at period end	55,482		60,876		(5,394)	(8.9)%
ARPU	$658		$648		$10	1.5%
Average monthly churn rate	1.6%		1.5%		0.1%
Network, Voice and Data revenue decreased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012 due to our strategic efforts to realign our distribution channels. Our focus on the strategic realignment and on higher-value customers has resulted in lower new customers than we have achieved historically. Because of this, in recent periods, customer churn has exceeded new customer growth resulting in a decline in customers. The revenue impact of the decline in customers was partially offset by an increase in fees we charge our customers to recover certain regulatory costs. Regulatory recovery charges increased $4.8 million and $16.3 million in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, respectively. We expect these higher regulatory recovery charges to have a continuing benefit in future periods. The increase in Managed Hosting and Cloud revenue is largely due to our focus on technology-dependent customers and sales of our cloud-based service offerings. Due to increasing pricing pressure from our Cbeyond 1.0 customers, our return to revenue growth will take longer than anticipated. We expect growth in total revenue to return when ARPU increases, churn declines, the productivity of our Cbeyond

2.0 sales force increases, and as we refine and expand our catalog of products targeted to technology-dependent customers and further expand our Metro Ethernet network.
ARPU increased $13, or 2.0%, and $10, or 1.5%, in the three and nine months ended September 30, 2013, respectively, compared to the comparable periods in 2012. Excluding regulatory recovery charges, ARPU decreased 2.7% and 3.5% in the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012. The increase in ARPU is due to an increase in regulatory recovery charges. Separately, the benefits of an increasing proportion of higher ARPU, technology-dependent customers has been offset by intensifying pricing pressure relating to our lower ARPU, Cbeyond 1.0 customers. Longer-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, and new product launches will increasingly benefit ARPU. This expectation is evident by the current shift we are seeing between Network, Voice and Data revenue, which declined 7.8% and 5.9% in the three and nine months ended September 30, 2013, respectively, compared to the comparable periods in 2012, and Managed Hosting and Cloud revenue, which increased 19.3% and 18.4% in the three and nine months ended September 30, 2013, respectively, compared to comparable periods in 2012. These results reflect the launch of our flagship cloud offerings, TotalCloud Phone System and TotalCloud Data Center, during the fourth quarter of 2012.
Our average customer churn rate was 1.7% and 1.6% in the three and nine months ended September 30, 2013 respectively, compared to 1.6% and 1.5% in the three and nine months ended September 30, 2012, respectively. The increase is primarily attributable to price competition for smaller communications-centric customers.
Cost of Revenue (Dollar amounts in thousands)

	For the three months ended September 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$18,262	16.1%	$18,135	14.9%	$127	0.7%
Other cost of revenue	11,423	10.0%	10,932	9.0%	491	4.5%
Transport cost	5,585	4.9%	6,440	5.3%	(855)	(13.3)%
Mobile cost	3,668	3.2%	4,345	3.6%	(677)	(15.6)%
Telecommunications billing recoveries	(1,120)	(1.0)%	(1,177)	(1.0)%	57	(4.8)%
Total cost of revenue	$37,818	33.3%	$38,675	31.8%	$(857)	(2.2)%

	For the nine months ended September 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$54,638	15.5%	$54,410	14.7%	$228	0.4%
Other cost of revenue	34,464	9.8%	33,849	9.2%	615	1.8%
Transport cost	18,157	5.2%	19,322	5.2%	(1,165)	(6.0)%
Mobile cost	11,679	3.3%	13,999	3.8%	(2,320)	(16.6)%
Telecommunications billing recoveries	(2,841)	(0.8)%	(2,257)	(0.6)%	(584)	25.9%
Total cost of revenue	$116,097	33.0%	$119,323	32.3%	$(3,226)	(2.7)%
Cost of revenue decreased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, largely as a result of serving fewer network access customers and mobile subscribers. These reductions were partially offset by higher circuit costs attributable to delivering higher bandwidth circuits to our customers and higher telecommunication-related taxes and fees.
Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to the usage of circuits that connect our equipment at network points of collocation to our equipment located at our customers’ premises. Changes in circuit access fees has historically correlated to changes in the number of customers, but there are a number of influences in recent periods that have reduced the level of correlation. We are experiencing increases in access costs as we provide higher bandwidth to our customers. As we serve more technology-dependent customers with higher bandwidth needs, we expect access costs per customer to initially increase. These customers, however, will also generate much higher revenue due to the breadth and type of services enabled by higher bandwidth. In the longer term, as we are able to meaningfully leverage our own fiber assets we expect our access costs on a per-customer basis to begin to decline.
Other cost of revenue includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with ILECs’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. Other cost of revenue increased in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, primarily due to an increase in telecommunications-related taxes and fees. This is partially offset by lower installation costs as a result of fewer T1 access circuits installations, which generally have higher installation fees than Metro Ethernet circuits.
The decrease in transport costs is primarily due to our efforts to optimize our network by regrooming and consolidating transport circuits. Longer-term, as we continue to optimize our network and leverage our fiber assets, we expect transport costs on a per-customer basis to decline.
Mobile costs decreased both in amount and as a percentage of revenue in the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012. The primary driver of this decrease is a reduction in mobile subscribers, resulting in lower mobile service costs as well as lower shipments of mobile devices. We expect the average cost of our mobile devices to increase as we begin offering the iPhone in November 2013.
Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the three months ended September 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits (excluding share-based compensation)	$36,408	32.0%	$37,252	30.7%	$(844)	(2.3)%
Share-based compensation	2,594	2.3%	2,975	2.4%	(381)	(12.8)%
Marketing cost	610	0.5%	340	0.3%	270	79.4%
Realignment cost	222	0.2%	—	—%	222	nm
Other selling, general and administrative	20,860	18.3%	20,017	16.5%	843	4.2%
Total SG&A	$60,694	53.4%	$60,584	49.9%	$110	0.2%
Other operating expenses:
Depreciation and amortization	20,077	17.7%	18,172	15.0%	1,905	10.5%
Total other operating expenses	$20,077	17.7%	$18,172	15.0%	$1,905	10.5%
Other data:
Average employees	1,613		1,617		(4)	(0.2)%

	For the nine months ended September 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits (excluding share-based compensation)	$112,382	31.9%	$112,588	30.5%	$(206)	(0.2)%
Share-based compensation	8,618	2.4%	9,697	2.6%	(1,079)	(11.1)%
Marketing cost	1,724	0.5%	1,724	0.5%	—	—%
Realignment cost	689	0.2%	1,924	0.5%	(1,235)	(64.2)%
Other selling, general and administrative	60,892	17.3%	60,044	16.3%	848	1.4%
Total SG&A	$184,305	52.4%	$185,977	50.4%	$(1,672)	(0.9)%
Other operating expenses:
Depreciation and amortization	56,142	16.0%	55,418	15.0%	724	1.3%
Total other operating expenses	$56,142	16.0%	$55,418	15.0%	$724	1.3%
Other data:
Average employees	1,604		1,675		(71)	(4.2)%
Salaries, wages and benefits decreased in the three and nine months ended September 30, 2013 compared to the prior year. The reduction in Salaries, wages and benefits is due to a decrease in bonus expense, partially offset by higher base compensation and commissions. We reduced the size of our traditional direct sales force in both 2012 and 2013 while adding a new sales force comprised of more experienced professionals and dedicated to Cbeyond 2.0 opportunities. The cost savings that resulted from our strategic realignment has been offset by the costs related to our fully staffed Cbeyond 2.0 sales force and staffing of operations to support our increase in technology-dependent customers.
Share-based compensation decreased by a similar percentage during the three and nine months ended September 30, 2013 compared to the prior year. This decrease is primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined, we have experienced decreases in our share-based compensation related to the full vesting of higher valued awards granted in prior years.
The strategic realignment, which was announced in early 2012, resulted in $1.9 million of expense included in Selling, general and administrative for the nine months ended September 30, 2012. During the three and nine months ended September 30, 2013, we recognized $0.2 million and $0.7 million of realignment costs included in Selling, general and administrative, respectively.
Other selling, general and administrative expense primarily includes professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes and bad debt expense. Other selling, general and administrative expense during the three and nine months ended September 30, 2013 was higher than the comparable periods in 2012 due to an increase in consulting and outsourced services relating to our change in strategy, partially offset by a decline in bad debt expense.
Bad debt expense was $1.2 million, or 1.1% of revenue, during the three months ended September 30, 2013 compared to $1.5 million, or 1.2% of revenue, during the three months ended September 30, 2012. During the nine months ended September 30, 2013 and September 30, 2012, respectively, bad debt expense was $3.3 million, or 0.9% of revenue, and $4.7 million, or 1.3% of revenue. The reduction is primarily related to lower revenue, improved customer collections consistent with our tighter credit policies, and improving economic conditions.
In connection with our pending litigation, as discussed in Note 10 to the Condensed Consolidated Financial Statements, during the third quarter of 2013 we wrote off $2.4 million of fiber network assets and wrote off the remaining capital lease obligation of $0.4 million, resulting in an expense of $2.0 million included in depreciation and amortization. Excluding the effect of this charge, depreciation and amortization decreased during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to our recent investments in longer-lived fiber network assets. In addition, we recognized accelerated depreciation of $0.2 million and $0.7 million during the nine months ended September 30, 2013 and September 30, 2012, respectively, on certain long-lived assets at offices which were consolidated as part of the strategic realignment.

Interest Expense and Income Taxes (Dollar amounts in thousands)

	For the three months ended September 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(267)	(0.2)%	$(138)	(0.1)%	$(129)	93.5%
Income tax expense	(213)	(0.2)%	(1,969)	(1.6)%	1,756	(89.2)%
Total	$(480)	(0.4)%	$(2,107)	(1.7)%	$1,627	(77.2)%

	For the nine months ended September 30,
	2013		2012		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(616)	(0.2)%	$(409)	(0.1)%	$(207)	50.6%
Income tax expense	(667)	(0.2)%	(4,516)	(1.2)%	3,849	(85.2)%
Total	$(1,283)	(0.4)%	$(4,925)	(1.3)%	$3,642	(73.9)%
We recognize our 2013 interim period income tax expense based on our year-to-date effective tax rate because our estimated annual tax rate fluctuates significantly from only slight variances in estimated annual income. The three and nine months ended September 30, 2013 income tax expense primarily relates to the tax goodwill amortization that will likely remain non-deductible for book purposes and state income tax expense levied by Texas, which imposes a gross receipts-based tax due regardless of profit levels. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate.
Liquidity and Capital Resources (Dollar amounts in thousands)

	For the nine months ended September 30,		Change from Previous Period
	2013	2012	Dollars	Percent
Cash Flows:
Net cash provided by operating activities	$44,008	$68,122	$(24,114)	(35.4)%
Net cash used in investing activities	(42,092)	(50,772)	8,680	(17.1)%
Net cash used in financing activities	(8,508)	(1,995)	(6,513)	326.5%
Net (decrease) increase in cash and cash equivalents	$(6,592)	$15,355	$(21,947)	(142.9)%
As of September 30, 2013, we have $24.0 million of cash and cash equivalents held in our operating bank accounts, $2.0 million outstanding under the Fiber Loan, and no amounts outstanding under our revolving line of credit. We currently have no plans to draw against the Credit Facility for short-term needs.
We have shifted our focus to our optical fiber access initiative and executed multiple agreements to provide optical fiber access in several markets. We expect to incur costs of between $35.0 million and $40.0 million through 2014 associated with the initial phase of this initiative. The Fiber Loan, secured under our Credit Facility, provides us up to $10.0 million to finance the purchase of fiber network assets from a third party. As discussed in Note 10 to the Condensed Consolidated Financial Statements, we have rescinded the agreement with this fiber partner and are seeking a return of the $2.0 million paid to them plus prejudgment interest as well as compensatory and consequential damages, punitive damages, and reimbursement of costs incurred to pursue legal action. Our dispute relates primarily to one geographical market and does not affect any buildings where fiber circuits have already been constructed. We have identified and begun negotiations with alternative fiber providers in the affected area.
In early 2012, we reduced our communications-centric, or Cbeyond 1.0, sales force in order to reinvest in teams focused on selling and delivering services to technology-dependent customers. These reductions in personnel resulted in a significant temporary increase in Free Cash Flow throughout much of 2012. As our Cbeyond 2.0 sales channels are now fully staffed, we have experienced lower levels of Adjusted EBITDA and Free Cash Flow which is expected to continue through the remainder of 2013. Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers. We currently expect to complete our realignment by the end of 2013 and incur additional expenses of at least $0.4 million during the fourth quarter of 2013, which may change depending on the outcome of certain strategic decisions.

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
Cash Flows from Operating Activities
Our operating cash flows result primarily from cash received from our customers, offset by cash payments for circuit access fees, employee compensation (less amounts capitalized related to internal use software that are reflected as cash used in investing activities), vendor payments, and operating leases. Cash received from our customers generally corresponds to our revenue. Because our credit terms are typically less than one month, our receivables settle quickly. Changes to our operating cash flows have historically been driven primarily by changes in operating income and changes to the components of working capital, including changes to receivable and payable days. Operating cash flows may fluctuate favorably or unfavorably depending on the timing of significant vendor payments.
The $24.1 million decrease in operating cash flows is primarily due to a $14.6 million decline in Adjusted EBITDA and changes in working capital. The most significant change in working capital relates to other liabilities. Other liabilities declined $9.4 million during 2013 compared to a $1.7 million decline in 2012. This was driven by a larger amount earned under the 2012 corporate bonus plan than the 2011 plan.
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
Our cash capital expenditures decreased from $47.1 million during the nine months ended September 30, 2012 to $42.1 million during the nine months ended September 30, 2013. Additionally, during 2013 we acquired $10.9 million of assets through capital lease arrangements that did not require an initial outlay of cash.
During the first quarter of 2012 we paid $5.0 million in deferred acquisition consideration related to our acquisitions in late 2010. Additionally, during 2012 we transferred $1.3 million of cash formerly classified as restricted cash into our operating account.
Cash Flows from Financing Activities
Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, borrowings and repayments under our Credit Facility, repurchases of common stock, and principal payments on capital leases. During the first quarter of 2012, we borrowed $4.3 million against our Credit Facility, most of which was used to settle acquisition-related contingent consideration. We repaid this borrowing during the second quarter of 2012. As of September 30, 2013, we had no amounts outstanding under our Credit Facility and $2.0 million outstanding under our Fiber Loan.
On July 24, 2013, Cbeyond's Board of Directors authorized the repurchase of up to $20.0 million of Cbeyond common shares over a 2-year period. During the nine months ended September 30, 2013, we repurchased 0.8 million shares for $5.3 million. We also repurchased 0.3 million shares for $2.0 million during the nine months ended September 30, 2012, completing the $15.0 million repurchase program authorized by our Board of Directors in May 2011.
Strategy Committee
In October 2013, Cbeyond's Board of Directors formed a Strategy Committee to explore ways to accelerate Cbeyond 2.0 growth and explore strategic alternatives to enhance stockholder value more quickly than by pursuing the Company’s organic growth and transformation. The alternatives reviewed will include acquisitions designed to accelerate our strategic transformation and the visibility of our cloud services, joint ventures and other financing and strategic arrangements, and a business combination or sale of the Company. The review may take an extended period and there is no assurance that any action or transaction will arise from the review.

Contractual Obligations and Commitments
Our contractual obligations and commitments in connection with our strategic initiative to expand our fiber network through capital lease arrangements are disclosed in Note 4 to the Condensed Consolidated Financial Statements. We have also entered into operating lease arrangements for fiber to support our Metro Ethernet network expansion. These fiber circuits are managed by third-party providers and generally include lease commitments of 3 to 5 years. Over time, the growth of our commitments for fiber circuits will accompany a decline in our legacy T1 commitments. Our lease commitments for managed fiber and T1 circuits appear under the heading "Circuit commitments" within the contractual obligations table disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2012.
As discussed in Note 10 to the Condensed Consolidated Financial Statements, during the third quarter of 2013 we filed a lawsuit against one of our fiber providers. As a result, we have updated our commitment disclosures within Note 4 to the Condensed Consolidated Financial Statements to reflect our rescission of the related agreement.
On July 31, 2013, we entered into a master lease agreement to lease lit fiber circuits for a 10-year period with minimum lease payments of $0.1 million in 2014 and $0.5 million annually from 2015 through 2024. Also on July 31, 2013, we executed a 10-year non-cancelable data center facility lease in Las Vegas, NV. The agreement includes two 5-year renewal options exercisable at the then fair market value. Minimum lease payments include less than $0.1 million in 2013, $0.1 million in 2014, $0.3 million in 2015, $0.5 million in 2016, $0.6 million in 2017, and $3.8 million thereafter.
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
Critical Accounting Policies
We prepare consolidated financial statements in accordance with GAAP in the United States, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, we consider those that involve a higher degree of judgment and complexity as critical.
While we have used our best estimates based on the facts and circumstances available to us at the time, different estimates reasonably could have been used in the current period, or changes in the accounting estimates that we used are reasonably likely to occur from period to period which may have a material impact on the presentation of our financial condition and results of operations. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
With the exception of the critical accounting policy noted below, the accounting policies that are considered critical may be found in our 2012 Annual Report on Form 10-K, filed on March 7, 2013, in the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Goodwill
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
Our annual testing will be conducted during the fourth quarter and there are many assumptions and estimates used that may impact the results. Significant assumptions impacting our estimated fair value include future revenue and earnings growth, projected cash flows, and the discount rate applied to such expected cash flows in order to estimate fair value. Changes in these estimates and assumptions could materially affect the estimated fair value of our reporting unit. Should fair value of the Company decline below its carrying value, we may be required to record a non-cash charge to earnings during the period in which the impairment is determined.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At September 30, 2013, we had no borrowings outstanding under our revolving line of credit and utilized $2.0 million of our Fiber Loan. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. As we continue to draw on our Fiber Loan, our sensitivity to interest rate risk will increase. As of September 30, 2013, our cash and cash equivalents were held in non-interest bearing bank accounts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of September 30, 2013, there is no litigation pending that could have a material adverse effect on future results of operations and financial condition. The information within Note 10 to the Condensed Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table present information about repurchases of our common shares made by us during the three months ended September 30, 2013 (in thousands, except price per share):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs (A)	Appropriate dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (A)
July 1, 2013 through July 31, 2013	—	$—	—	$20,000
August 1, 2013 through August 31, 2013	733	6.84	733	14,986
September 1, 2013 through September 30, 2013	45	6.27	45	14,704
Total	778	$6.81	778	$14,704

(A)	Our Board of Directors approved a resolution on July 24, 2013 to authorize the repurchase of up to $20,000 of common shares as part of a publicly announced program.
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
101††
The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

Date:	November 6, 2013

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date:	November 6, 2013

Exhibit Index

Exhibit No.	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††
The following financial information from the Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.