Form 10-K
period 2013-12-31
CBEYOND, INC.
filed 2014-03-17
CIK 1205727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No   ☒
As of June 28, 2013, the aggregate market value of the voting common stock held by non-affiliates of the registrant was $231,296,028 based on a closing price of $6.89 on The NASDAQ Global Market on such date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on March 11, 2014
Common Stock, $0.01 par value	30,765,658
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Registrant's 2014 Annual Meeting of Stockholders, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Form 10-K.

CBEYOND, INC.
For the Fiscal Year Ended December 31, 2013

PART I
CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company,” or “Cbeyond.”
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: a significant reduction in economic activity, which particularly affects our target market of small to mid-sized businesses; the risk that we may be unable to experience revenue growth at anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress, or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our dependence on third-party vendors who might increase prices or cause service disruptions beyond our control; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to comply with our credit facility covenants; continued industry consolidation that could further strengthen our competitors; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; regulatory action relating to our compliance with customer proprietary network information; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for products and technologies; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; our ability to effectively manage the evolving needs of our customers or increasing product complexity; external events outside of our control, including extreme weather, natural disasters, pandemics, or terrorist attacks that could adversely affect our target markets; the risk that our security measures are breached, which inhibits the ability of users to access our services, changes the perception of our services, or results in litigation and potential liability; our ability to implement and execute successfully our new strategic focus; our ability to expand fiber availability; the extent to which small and mid-sized businesses continue to spend on cloud, network, and security services; our ability to recruit, maintain, and grow a sales force focused exclusively on technology-dependent customers; our ability to integrate new products into our existing infrastructure; the effects of realignment activities; the risk that our strategic review process may not result in increased shareholder value; the extent to which our customer mix becomes more technology-dependent; our ability to achieve future cost savings related to our capital expenditures and investment in Ethernet technology; and general economic and business conditions. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including this report in the sections titled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.” Such disclosure covers certain risks, uncertainties, and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.

Item 1.	Business
Overview
Cbeyond is the technology ally for small and mid-sized businesses. We enable our customers to focus on their core business activities by shifting the burden of information technology (or "IT") infrastructure management to us. We deliver cloud-based services, communications services, and network connectivity through award-winning enterprise data centers and a private, all-Internet Protocol (or “IP”) enterprise network. Our strategy is based on the belief that small and mid-sized businesses highly value the capabilities and productivity such technologies and services enable, but do not typically have the resources, expertise, or time to purchase and manage them, particularly for the smaller scale of operations typical of our target customers.
Founded in 1999, Cbeyond is a technology service provider with a long history of delivering innovative technologies and services to small and mid-sized businesses. We provide services to businesses primarily consisting of between 5 and 500 employees in the United States. We first launched our service offerings in Atlanta in April 2001 and have since expanded our on-net network and service offerings into 13 additional metropolitan markets. Our off-net network, which is managed by third-party network providers, extends the reach of our services across the majority of the United States.
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
Understanding the capital and operating efficiencies, as well as enhanced data security, that off-premise computing could bring to our customers, we made two acquisitions in late 2010 to expand our IT services into cloud computing with virtual and physical cloud servers and cloud PBX. During 2012, we completed the full integration of the acquired companies into our existing operations under common functional leadership and began operating our business as one reportable segment. Subsequent to these acquisitions, we began offering professional services to assist customers with their transition to cloud-based services and have expanded these services to additional one-time services, such as MPLS network design, and recurring services such as remote monitoring. Today, our four product families include TotalNetwork, TotalVoice, TotalCloud, and TotalAssist, and reflect our service offerings that have evolved over time.
The vast majority of our services, other than certain cloud-based services purchased outside of an integrated bundle, are delivered over our secure all-IP network. Our secure network, which allows us to control the quality of services much better than services delivered over the public Internet, achieves reliability comparable to that of traditional communications networks. We utilize various types of high-speed connections where available and economically feasible, such as copper-based and optical fiber networks (collectively referred to as "Metro Ethernet").
Cbeyond provides a high-value customer service experience tailored and devoted solely to serving small and mid-sized enterprises. Our network management and monitoring systems scan more than 100,000 network elements making millions of measurements each day. Our systems can detect anomalies and facilitate corrective action, often prior to customer detection. We give customers multiple paths to interact with us, including on-site sales and support, telephone, chat, fax, e-mail, and on-line portals. Our redundant call centers as well as our data centers are staffed continuously 24 hours a day.
Offerings
We market our service offerings under four product families: TotalNetwork, TotalVoice, TotalCloud, and TotalAssist. We sell these products stand-alone or combine them into a range of bundles to satisfy the unique needs of our customers. These bundles range from a basic offering of local and long distance voice communications services with broadband Internet access to a comprehensive offering of discrete IT, network, communications, mobile services, security, and professional services. Businesses that utilize both our network and cloud-based service offerings experience a higher level of performance, security, and risk management. This also often results in increased reliability, especially for remote users, and lower total cost of ownership. We are responsible for all aspects of their outsourced IT implementation.
TotalNetwork principally includes our Metro Ethernet broadband Internet access, T1 Internet access, Multi-Protocol Label Switching (or “MPLS”) and Virtual Private Networking (or “VPN”) services, as well as our expanding security portfolio that includes virus protection, Internet network border security services, firewalls, and remote secure VPN services. Our networking catalog also includes site-to-site enterprise grade internetworking. Internet access services provide symmetrical capacity ranging from 1.5 megabits per second (or “Mbps”) through 1,000 Mbps. These non-shared access networks with high performance peering are suitable for critical business applications such as video conferencing, websites, and e-commerce. For site-to-site enterprise networking, we offer Metro Ethernet and MPLS networking to any address in the United States. This managed service includes premise equipment and router for a competitive monthly price. It also features customer-configurable class of service so businesses can transport all voice and data over one unified network, a key driver for adoption of this service.
TotalVoice consists of our local, long distance, and mobile phone services, as well as our cloud-based private branch exchange (or “PBX”), which we refer to as TotalCloud Phone System to reflect its hosted implementation.
TotalCloud includes our flagship cloud offering TotalCloud Data Center, hosted Microsoft® Exchange, Microsoft® ASP.Net™ Web hosting, and other managed hosting products such as Microsoft® SQL, on-line back up, and fax-to-email. Our TotalCloud Data Center offering includes infrastructure-as-a-service (or "IaaS"), virtual servers, and physical servers.
TotalAssist contains a variety of professional services, including both one-time engagements and recurring monthly services. One-time engagements include services such as design, installation, and training services, as well as migration services for transitioning essential applications and data from customers' on-premise servers to our data center. We believe these migration services are a key differentiator and positively influence the adoption and implementation of our cloud-based solutions. We also offer recurring IT management services in which we support on-premise devices and equipment.
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
We continue to put emphasis on customer service to drive satisfaction and referrals. We define the overall customer experience across all customer touch points and the implementation of a cohesive program to ensure higher retention rates. This focus has also contributed to continued improvements in our automated care and support capabilities.
Sales and Marketing
Direct Sales
Historically, our primary marketing mechanism has been a direct sales force that sells communications-centric bundles at fixed prices, which is an acquisition-centric, high-activity model. In recent years, we have expanded our product offerings to emphasize cloud-based services. As a result, we have been moving to a more formal, consultative sales and marketing approach to address particularly high-value prospects with more sophisticated needs. We engage these prospects with a more knowledgeable sales and technical support channel using formal funnel management and specific sales team assignments. This change in selling approach has necessitated a realignment of our resources by reducing staffing levels in our traditional communications-centric sales force while expanding new distribution channels focused on technology-dependent customers. Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers.
Indirect Sales
We supplement our direct sales force with partners who leverage preexisting business relationships and act as sales agents. These agents include value-added resellers, local area network consultants, and other IT and communications consultants. In 2014, we began managing the activities of our direct and indirect sales channels in a more collaborative approach to incent and facilitate co-selling between these channels. We believe this collaborative effort will improve overall sales productivity.
Inside Sales
Historically, we have operated a small team of inside sales representatives to handle primarily inbound opportunities, as well as a team focused on contract renewals and up-selling existing customers. In late 2013, we began to expand the inside sales channel as we developed an increased level of marketing-generated leads generally targeted at smaller sized customers with simpler needs. In addition to pursuing sales opportunities in our existing markets, beginning in 2014 we will also focus the inside channel on selling certain services, including an integrated bundle of cloud PBX and mobile services, to customer prospects nationwide.

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
Marketing
Our marketing resources focus on supporting our sales channels. The goal is to generate qualified leads and establish brand credibility. These efforts include advertising, vertical campaigns, collateral, digital marketing, incentives, events, press relations, analyst engagement, promotions, and events.
Customers
Prior to joining Cbeyond, the majority of our customers received basic communications services from the incumbent local exchange carriers (or “ILECs”) and frequently had multiple other providers for other IT and communications services. In some cases they simply did not utilize the kinds of IT services available through our service packages. In most cases, these businesses did not receive the focus and personalized attention that larger enterprises enjoy and often lagged behind larger businesses in the adoption of productivity-enhancing and cost-effective IT and communications services.
Our focus on small and mid-sized businesses means no single customer or group of customers represents a significant percentage of our customer base or revenues. Our largest customer segments are professional services, which include physicians, legal offices, insurance services, consulting firms, accounting firms, and real estate services. Each of these segments represents less than 10% of our customer base.
Network
Our network infrastructure utilizes a mixture of access and transport technologies that delivers high-speed, secure, and scalable network services. We have created our on-net network through a combination of owned and leased optical fiber and copper-based Ethernet assets. Our local, regional, and national networks are highly integrated providing enhanced security and control over the quality of services delivered to our customers.
Today, our on-net network serves 14 metropolitan markets and our off-net network, which is managed by third-party network providers, extends our network reach and access across the majority of the United States. This allows geographically dispersed, multi-location companies to interconnect their locations across one unified network providing an end-to-end managed network. We offer MPLS throughout the United States and offer cloud-based services globally. As of December 31, 2013, we provide cloud-based services to customers located in 50 countries. During 2013, less than 1% of our total revenue came from customers based outside of the United States.
Metro Ethernet
We are increasing our capabilities to serve a significant number of our customers with Metro Ethernet. We substantially completed our copper-based Metro Ethernet customer conversion project in 2011 and have shifted focus to our optical fiber access initiative. In 2012, we began providing optical fiber access in multiple markets through long-term capital leases of fiber infrastructure assets, including agreements for the indefeasible rights of use (or "IRU") of certain fiber network assets. These agreements are with a variety of fiber network providers and generally have terms of 20 years, with renewal options.
We have expanded our Metro-Ethernet network within the 14 metropolitan markets served by our on-net network such that we are able to offer copper-based Ethernet availability in each of our markets. Today, our Metro-Ethernet network encompasses:
•Over 9,000 multi-tenant office buildings via Cbeyond Ethernet over copper,
•Over 190,000 multi-tenant office buildings via 3rd party Ethernet over copper,
•Over 3,200 miles of intra-city fiber route miles (an increase from 1,700 in 2012),
•Over 500 multi-tenant office buildings via Cbeyond fiber (an increase from 200 in 2012), and
•Over 5,000 multi-tenant office buildings via 3rd party fiber.

We will continue to proactively invest in converting our legacy T1-based network access to Metro Ethernet access. Upfront costs associated with our Metro Ethernet initiative are expected to be offset by significant access cost savings and competitive advantages over time.
Competition
We broadly compete with companies that provide voice services, Internet connectivity, hosted phone systems, and application hosting to small and mid-sized businesses in our markets.
Our voice service offerings primarily compete with the ILECs: CenturyLink in Denver, Minneapolis, and Seattle; AT&T in Atlanta, Dallas, Detroit, Houston, Chicago, Los Angeles, San Diego, Miami, and San Francisco; Verizon in Dallas, Los Angeles, Washington D.C., and Boston; and Frontier in Seattle.
We also compete in the provisioning of voice services with various cable television companies and competitive local exchange carriers (or “CLECs”) in each of our markets. Competing cable television companies include Cox Communications, Comcast, Time Warner Cable, and Cablevision. Competing CLECs include XO Communications, Windstream, Integra Telecom, TelePacific Communications, and EarthLink, among many others. Certain CLECs have adopted Voice over IP, (or "VoIP") technology similar to that employed by us, and we expect others to do so in the future.
In addition, there are other providers using VoIP technology, such as Vonage and Skype (a division of Microsoft), which offer service using the public Internet to access their customers. We do not currently view these companies as our direct competitors because they primarily serve the consumer market and businesses with fewer than four lines. We expect other companies to be formed in the future to take advantage of a VoIP-based business model. Existing companies may also expand their focus in the future to target small and mid-sized business customers. Although we seldom provide bandwidth on a stand-alone basis, we face competition from broadband providers that facilitate access to Internet-based VoIP services and other cloud-based services. These competitors include the ILECs and certain cable television companies, as well as optical fiber-based bandwidth providers such as Zayo and Lightower Fiber Networks.
In connection with our mobile service offerings, we compete with national wireless phone companies, such as AT&T, Sprint, T-Mobile USA, and Verizon Wireless, as well as other regional wireless providers.
In connection with our cloud-based service offerings, we compete with several cloud server and cloud PBX service providers. With respect to cloud server and other hosting services, we compete with companies such as Rackspace, Google, IBM, Hewlett-Packard, Internap, Hosting.com, Microsoft, GoDaddy.com, and Amazon Web Services. In the cloud PBX space we compete with providers such as 8x8, Telesphere, Bandwidth.com, Broadvox, SimpleSignal, and Vocalocity (recently acquired by Vonage).
Government Regulation
As a company that sells telecommunications services, our business is, in part, subject to the statutory framework established by federal legislation in the Telecommunications Act of 1996 (or “Telecom Act”), various state statutes and varying degrees of federal, state, and local regulation. In contrast to certain other IP-based carriers, we have elected to operate as a common carrier rather than representing that we should face diminished regulation based on our use of IP technology. As a common carrier, we are subject to the jurisdiction of both federal and state regulatory agencies that have the authority to review our prices, terms, and conditions of service. These regulatory agencies exercise minimal control over our prices and services, but do impose various obligations such as reporting, payment of fees, and compliance with consumer protection and public safety requirements. Further, we are also subject to requirements placed on “interconnected VoIP providers” in addition to the requirements we are subject to as a common carrier.
We operate as a facilities-based carrier and have received all necessary state and federal authorizations to do so. Unlike resale carriers, we do not rely upon access to the switching facilities of ILECs such as AT&T or Verizon. As a facilities-based carrier, we have undertaken a variety of regulatory obligations, including providing access to emergency 911 systems, permitting law enforcement officials access to our network upon proper authorization, and making our services accessible to persons with disabilities.
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
The United States Congress, (or “Congress”), the Federal Communications Commission (or "FCC"), and state regulators are considering a variety of issues that may result in changes in the statutory and regulatory environment in which we operate our business. While federal legislation that could affect our business operations or costs is always a possibility, we believe it is unlikely that any such negative legislation will be passed by Congress in the near future. We also believe the FCC is unlikely to adopt rules that extinguish our basic right or ability to compete in the telecommunications markets and that any rule changes that affect us will likely be accompanied by transition periods sufficient to allow us to adjust our business practices accordingly. Some of the changes under consideration by Congress, the FCC, and state regulators could affect our competitors differently than they affect us.
Regulatory Framework
Although we have begun providing service to our customers using Ethernet technology over copper loops without heavy reliance on ILEC-provided electronics and, to a lesser extent, optical fiber network connections that are not at all dependent on UNEs, our business continues to rely heavily on the use of T1 UNE loops and enhanced extended links that include T1 UNE loop and UNE transport components for access to customer premises. Our existing strategy is based on FCC rules that require ILECs to provide us UNEs at wholesale prices based on incremental costs in all wire centers except those with the densest concentration of loops serving business customers. This exception affects the price we pay to obtain access to T1 loops in some of the central business districts we serve. The rules that currently govern our access to both T1 and copper loop UNEs may change due to future FCC decisions or acts of Congress and we are unable to predict how such future developments may affect our business. We are, however, taking steps to minimize our reliance on ILEC facilities both to limit our exposure should current regulations change and to provide higher bandwidth services to our customers.
The Telecom Act
The Telecom Act, which substantially revised the Communications Act of 1934, established the regulatory preconditions to allow companies like us to compete for the provision of local communications services. We have developed our business, including our decision to operate as a common carrier, and designed and constructed our networks to take advantage of the features of the Telecom Act that require cooperation from the ILECs. There have been numerous attempts to revise or eliminate the basic framework for competition in the local exchange services market through a combination of federal legislation, new FCC rules, and challenges to existing and proposed regulations by the ILECs. We anticipate that Congress will consider a range of proposals to modify the Telecom Act over the next few years, including some proposals that could restrict or eliminate our access to elements of the ILECs' networks. However, we consider it unlikely that Congress would reverse the fundamental policy of encouraging competition in communications markets.
Congress may also consider legislation that would address the impact of the Internet and the widespread adoption of Internet protocol technology in telecommunications carrier networks on the Telecom Act. Such legislation could seek to clarify the regulations applicable to, among other things, VoIP and Internet access service providers. We believe that such legislation is unlikely to result in the imposition of new regulatory obligations on us, although it is possible that it will eliminate or significantly change certain regulatory obligations that apply to us because of our status as a common carrier.
Federal Regulation
The FCC regulates interstate and international communications services in the United States, including access to local communications networks for the origination and termination of these services. We provide interstate and international services on a common carrier basis. The FCC has authorized the provision of domestic interstate communications services by rule but requires all common carriers to obtain prior authorization to provide or resell communications services between the United States and international points. We have secured authority from the FCC for the installation, acquisition and operation of our wireline network facilities to provide facilities-based international services.
Unlike ILECs, our retail services are not currently subject to price cap or rate of return regulation. We are therefore free to set our own prices for end-user services subject only to the general federal guidelines that our charges for interstate and international services be just, reasonable, and not unjustly or unreasonably discriminatory. We have filed tariffs with the FCC containing interstate rates we charge to long distance carriers for access to our network, also called interstate access charges. The rates we can charge for interstate access, unlike our end-user services, are limited by FCC rules. We are also required to file periodic reports, to pay regulatory fees based on our interstate revenues, and to comply with FCC regulations concerning the content and format of our bills, the process for changing a customer's subscribed carrier, and other consumer protection matters. The FCC has the authority to impose monetary forfeitures and to condition or revoke a carrier's operating authority for violations of these requirements. Our operating costs are increased by the need to assure compliance with these regulatory obligations.
As a key part of its regulatory mandate, and in response to petitions filed by ILECs and others, the FCC constantly reviews the regulations it administers. These proceedings could eventually have some impact on our ability to buy UNEs in one or more markets we serve or wish to serve, the prices we pay for UNEs, the prices we pay for special access facilities, inter-carrier compensation rates, interconnection rules, Universal Service Fund (or “USF”) rates, and other rules and regulations that impact our business. We monitor these proceedings closely and are active participants in those that could have the most impact on us, whether positive or negative. We cannot predict the outcome of these proceedings or new proceedings that may be initiated.
We expect that any changes to the FCC rules governing our right to lease loops from the ILECs will continue to provide us with the ability to provision services to current and new customer locations, although not necessarily at current prices. All ILECs are required, independent of the UNE rules, to offer us some form of T1 loop and transport services. It is possible that the FCC could eliminate these requirements at some time in the future, but we expect that any such elimination would be accompanied by new rules and regulations that would provide us with at least equivalent access to current and new customer locations although not necessarily via the same technology or at the same prices. Whatever actions the FCC or Congress may take, we may be able to negotiate reasonable prices for bandwidth services through commercial negotiations with ILECs, but we cannot provide assurance that these possibilities will occur. If all other options were unavailable, we would be required to pay special access rates for these services or comparable services. These rates are substantially higher than the rates we pay for UNEs.
State Regulation
State agencies exercise jurisdiction over intrastate telecommunications services, including local telephone service and in-state toll calls. To date, we are authorized to provide intrastate local telephone, long distance telephone, and operator services in California, Colorado, Florida, Georgia, Illinois, Maryland, Massachusetts, Michigan, Minnesota, Texas, Virginia, Washington, and the District of Columbia, as well as in other states where we are not yet operational. As a condition to providing intrastate telecommunications services, we are required, among other things, to:

•	File and maintain intrastate tariffs or price lists describing the rates, terms, and conditions of our services;

•	Comply with state regulatory reporting, tax and fee obligations, including contributions to intrastate universal service funds; and

•
Comply with, and to submit to, state regulatory jurisdiction over consumer protection policies (including regulations governing customer privacy, changing of service providers, and content of customer bills), complaints, transfers of control, and certain financing transactions.

Generally, state regulatory authorities can condition, modify, cancel, terminate, or revoke certificates of authority to operate in a state for failure to comply with state laws or the rules, regulations, and policies of the state regulatory authority. Fines and other penalties may also be imposed for such violations. As we expand our operations, we identify and evaluate the requirements specific to each individual state to ensure compliance with the rules and regulations of that state.
In addition, states are required under the Telecom Act to approve agreements for the interconnection of telecommunications carriers' facilities with those of the ILEC and for access to other inputs from the ILECS, to arbitrate disputes arising in negotiations for such agreements, and to interpret and enforce such agreements. In exercising this authority, the states may ultimately determine the rates, terms, and conditions under which we can obtain access to the loop and transport UNEs that are required to be available under the FCC rules. The states may re-examine these rates, terms, and conditions from time to time.
State governments and their regulatory authorities may also assert jurisdiction over the provision of intrastate IP communications services where they believe that their authority is broad enough to cover regulation of IP-based services. Various state regulatory authorities have initiated proceedings to examine the regulatory status of IP-based services, and some have chosen to regulate such services. Unlike some other IP-based providers, we already operate as a regulated carrier subject to state regulation, rules, and fees; therefore, we do not expect that our business will be materially affected by these proceedings. The FCC's ongoing proceedings on VoIP are expected to address, among other issues, the appropriate role of state governments in the regulation of these services.
Local Regulation
In certain locations, we are required to obtain local franchises, licenses, or other operating rights and street opening and construction permits to install, expand, and operate our telecommunications facilities along the public rights-of-way. In some of the areas where we provide services, we pay license or franchise fees based on a percentage of gross revenues. Cities that do not currently impose fees might seek to impose them in the future, and after the expiration of existing franchises, fees could increase. Under the Telecom Act, state and local governments retain the right to manage the public rights-of-way and to require fair and reasonable compensation from telecommunications providers, on a competitively neutral and non-discriminatory basis, to recover the costs associated with government's management of the public rights-of-way. These activities must be consistent with the Telecom Act and may not have the effect of prohibiting us from providing telecommunications services in any particular local jurisdiction. In certain circumstances, we may be subject to local fees associated with construction and operation of telecommunications facilities along the public rights-of-way. To the extent these fees are required, we comply with applicable requirements to collect and remit the fees.
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
Intellectual Property
We currently own one patent, USPTO Patent Number 8219652, and have an application pending for another. We do not have licenses for any other patents. We maintain and protect trade secrets, know-how, and other proprietary information regarding many of our business processes and related systems. We also hold several federal trademark registrations, including:

•	Cbeyond®;

•	BeyondVoice®;

•	BeyondOffice®;

•	BeyondMobile®;

•	The last communications company a small business will ever need®;

•	Cbeyond Logo®;

•	TotalAssist®;

•	TotalCloud®;

•	TotalNetwork®;

•	TotalVoice®; and

•	Your technology ally®.
Additionally, we have filed a trademark application for TotalSecurity.
Employees
As of December 31, 2013 and 2012, we had 1,498 and 1,667 employees, respectively. None of our employees are represented by labor unions. We believe employee relations are generally good.
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
A substantial majority of our target customers are existing small and mid-sized businesses that are already purchasing services from one or more of these providers. The success of our operations is in part dependent on our ability to persuade these small businesses to leave their current providers. Many of these providers have competitive advantages over us, including substantially greater financial, personnel and other resources, better access to capital, more extensive high-speed bandwidth capabilities, brand name recognition and long-standing relationships with customers. These resources may place us at a competitive disadvantage. Because of their greater financial resources, some of our competitors can also better afford to reduce prices for their services and engage in aggressive promotional activities. Such tactics could have a negative impact on our business. For example, some of our competitors have adopted pricing plans that are similar to (and in some cases lower than) the rates that we charge for similar services. In addition, other providers are offering unlimited or nearly unlimited use of some of their services for an attractive monthly rate. Any of the foregoing factors could cause us to lose customers or further reduce our prices to remain competitive, resulting in continued decreases in total revenue and in average monthly revenue per customer location.
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
Our strategic review process may not result in increased shareholder value.
In the fourth quarter of 2013, our Board of Directors decided that the Company should begin a strategic review of alternatives designed to increase shareholder value, including an acquisition designed to accelerate our strategic transformation, a sale of the Company, or a continued focus on the Company’s transformation as an independent entity. The Board has hired UBS to assist in the evaluation of alternatives and to advise the Board on its options. There is no assurance that the strategic review will result in a transaction or other event that will lead to an improvement in shareholder value, either in the near term or longer term.
The success of our growth and expansion plans depend on a number of factors that are beyond our control.
We have historically grown our business by increasing the number of customers in existing markets, entering new geographical markets, and selling additional services to existing customers. In the near-term, we do not plan to open additional geographic markets and expect total revenue to decline as our communications-centric customer churn exceeds the acquisition of new technology-dependent customers. Over time, we expect revenue growth will come by selling more complex and profitable services, including cloud-based services, to new and existing customers over a mix of access circuit types including

UNE T1s, Ethernet services provided over UNE copper loops, fiber services provided via long-term leases, and other fiber connections through short-term operating leases. There is no guarantee we will be able to return to growth in the future. Our success in achieving growth depends upon several factors including:

•	The availability to us of technologies and products needed to remain competitive;

•	The availability and retention of qualified and effective personnel with the expertise required to sell and operate effectively or successfully;

•	The overall economic health of existing markets or small businesses in general;

•	The number and effectiveness of competitors;

•	The pricing structure under which we will be able to obtain circuits and purchase other services required to serve our customers;

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
Financial markets periodically experience significant disruptions, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments, and declining valuations of others. During these disruptions, our ability to access capital and credit markets may be limited at a time when we would like, or need, to do so. This could have an impact on our ability to react to changing economic and business conditions and possibly impair our ability to finance our operations.
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
The depth and duration of economic downturns on the small and mid-sized business sector may also reduce the size and viability of our target market of small and mid-sized businesses, particularly in geographic areas where the economic impacts are more severe. We are unable to predict the timing, likely duration, or severity of economic downturns on the small business sector, which may in turn limit the formation of small business customers.
Our current and future competitors may be better positioned than we are to adapt to rapid changes in technology, and we could lose customers as a result.
The communications industry has experienced, and will probably continue to experience, rapid and significant changes in technology. Technological changes, such as the use of wireless or other alternatives to provide network access to customers in place of the T1 or other access lines we lease from the local telephone companies, could render aspects of the technology we employ suboptimal or obsolete and provide a competitive advantage to new or larger competitors who might more easily be able to take advantage of these opportunities. Some of our competitors, including the local telephone companies, have a much longer operating history, more experience in making upgrades to their networks and greater financial resources than we do. We cannot provide assurance that we will be able to obtain access to new technologies, that we will be able to do so as quickly or on the same terms as our competitors, or that we will be able to apply new technologies to our existing networks without incurring significant costs. In addition, responding to demand for new technologies requires us to increase our capital expenditures, which may require additional financing in order to fund. As a result of those factors, we could lose customers and our financial results could be harmed.
We are dependent upon third parties to obtain and deliver higher bandwidth capacity through negotiated commercial arrangements with fiber, cable and telecommunications companies, and building owners and managers. Our ability to enter new agreements or expand or renew existing agreements cannot be assured.
Pursuing our strategy of focusing on sophisticated customers with complex needs requires us to be able to provide higher bandwidth capacity than our traditional T1-based access type. We are dependent upon third-parties to obtain this higher bandwidth capacity through negotiated commercial arrangements, rather than under a regulatory framework, with fiber, cable and telecommunications companies, which may be competitors, and building owners and managers. Our ability to enter new agreements or renew existing agreements, whether at economically attractive rates or at all, cannot be assured.

Our data center operations are concentrated in a few facilities. Disruptions at one or more of these locations could significantly diminish our ability to serve customers, which could reduce our revenue and harm our reputation and financial results.
Our services do not require geographic proximity of our data centers to our customers, so such facilities are concentrated at a few locations. These data centers are subject to various points of failure. Equipment problems, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Accordingly, downtime in one of our data centers could affect a significant proportion of our customers, which could reduce our revenue, harm our reputation, and have adverse financial impacts to our business.
Our operational support systems and business processes may not be adequate to effectively manage our transforming business.
Our success depends on the scalability of our systems and processes. We cannot be certain that our systems and processes are adequate to support the evolving needs of our customers. In addition, our growing managed services profile, including our cloud services and associated new applications, may create operating inefficiencies and result in service problems if we are unsuccessful in integrating such newer services into our existing operations. Failure to effectively manage the evolving needs of our customers or increasing product complexity could harm our quality of service and customer relationships, which could increase our customer churn, result in higher operating costs, write-offs or other accounting charges and otherwise materially harm our financial condition and results of operations.
Acquisitions and joint ventures may have an adverse effect on our business.
We may make acquisitions or enter into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy; that we do not realize a satisfactory return on our investment; or that we experience difficulty in the integration of new employees, business systems, and technology; or diversion of management's attention from our other businesses. These events could harm our operating results or financial condition.
The fixed pricing structure for our integrated packages makes us vulnerable to price increases by our suppliers for network equipment and access fees for circuits that we lease to gain access to our customers.
We offer a majority of our customers an integrated package at a fixed price for one, two, or three years. If we experience an increase in our costs due to price increases from our suppliers, vendors, or third-party carriers; new or changed regulation; or increases in access fees, installation fees, interconnection fees payable to local telephone companies, or other fees; we may not be able to pass these increases on to our customers immediately, and this could materially harm our results of operations.
Our customer churn rate may increase further.
Customer churn occurs when a customer discontinues service with us, whether voluntarily or involuntarily, such as a customer going out of business or switching to a competitor. Changes in the economy, increased competition from other providers, or issues with the quality of service we deliver can impact our customer churn rate. We cannot predict future pricing by our competitors, but we anticipate that price competition will continue. Lower prices offered by our competitors could contribute to an increase in customer churn. Higher customer churn rates could adversely impact our ability to return to revenue growth. A sustained and significant growth in the churn rate could have a material adverse effect on our business.
There is no assurance of profitability in the future.
We recorded net losses of $10.8 million, $2.3 million and $8.0 million in 2013, 2012 and 2011, respectively. We cannot provide any assurance that we will generate positive net income in the future. Future losses could require us to slow our transformation and make other changes to our business plans.
We depend on third parties, including local telephone companies, fiber network operators and cable companies, for the installation and maintenance of a significant portion of our network elements and facilities, including access circuits to our customers.
A significant majority of our network elements and facilities, including customers' access circuits, are installed and maintained by third parties; primarily local telephone companies, but increasingly fiber network operators and cable companies due to our focus on higher bandwidth offerings. If these third parties do not perform installations, maintenance or repairs properly or in a timely manner, our customers could experience disruption in service and delays in obtaining our services and could materially harm our operations. Although local telephone companies may be required to pay fines and penalties to us for failures to provide us with these installation and maintenance services according to prescribed time intervals, the negative impact on our business of such failures could substantially exceed the amount of any such cash payments. Furthermore, we are also dependent on traditional local telephone companies for access to their collocation facilities, and we utilize certain of their network elements. These companies are required to provide access to UNEs and collocations under federal law, but it is possible that they could refuse to comply with their obligations or engage in delay tactics that could negatively affect our ability to compete. In addition, failure of these elements or damage to a local telephone company's collocation facility could cause disruptions in our service.
We depend on third-party providers who install and maintain our equipment at customer locations. We must maintain relationships with qualified, efficient service providers in order to maintain quality in our operations.
The installation and maintenance of our equipment at customer locations is an essential step that enables our customers to use our service. We outsource these services to a number of different vendors in each market. We must ensure that these vendors adhere to the time lines and quality that we require to provide our customers with a positive experience. In addition, we must obtain these services at reasonable prices. If we are unable to continue maintaining a sufficient number of vendors in our markets who provide high quality service at reasonable prices to us, we may have to use our own employees to perform these services. We may not be able to manage such services effectively using our own employees with the quality we desire and at reasonable costs.
Some of our services are dependent on facilities and systems maintained by or equipment manufactured by third parties over whom we have no control, the failure of which could cause interruptions or discontinuation of some of our services, damage our reputation, and cause us to lose customers or limit our growth.
We provide some of our existing services, such as secure desktop, by reselling to our customers, services provided by third parties. We also offer mobile options integrated with our existing services by reselling mobile services provided by an established national third-party mobile carrier and reselling mobile equipment manufactured by third parties. We do not have control over the networks and other systems maintained by these third parties or their equipment manufacturing processes, facilities or supply chains. If our third-party providers fail to maintain their facilities properly or fail to respond quickly to network or other problems, our customers may experience interruptions in the service they obtain from us or we may not be able to supply the needed mobile equipment. Any service interruptions experienced by our customers could negatively impact our reputation, increase customer churn, and limit our ability to attract new customers.
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
Complying with these covenants may impact our ability to obtain future financing or make acquisitions or capital expenditures at a time when we may need to do so. Such limitations could reduce our ability to complete our transformation in an acceptable time frame, and possibly maintain operations, in the future, particularly in prolonged economic contractions. They may also prevent us from taking advantage of opportunities that may arise.
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
A portion of our IT development and customer service is performed by third-parties with offshore resources. There are inherent risks in engaging offshore resources including difficulties in complying with a variety of foreign laws, unexpected changes in regulatory requirements, fluctuations in currency exchange rates, difficulties in staffing and managing foreign operations, changes in political or economic conditions and potentially adverse tax consequences. To the extent that we do not manage our international third-party vendors successfully, our business could be adversely affected.
Some of the services we provide are regulated by the FCC, state public service commissions and local regulating governmental bodies. Changes in regulation could increase our costs of providing service or require us to change our services.
We operate in a highly regulated industry and are subject to regulation by telecommunications authorities at the federal, state and local levels. Changes in regulatory policy could increase the fees we must pay to third parties, make certain required inputs for our network less readily available to us or subject us to requirements that could increase our operating costs.
The T1 and voice-grade copper loop connections we provide to our customers are leased primarily from our competitors, the ILECs. The rules of the FCC, adopted under the Telecom Act, generally entitle us to lease these connections at wholesale prices based on incremental costs. It is possible that Congress will pass legislation in the future that will diminish or eliminate our right to lease such connections at regulated rates.
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
We expect that we will continue to be able to obtain T1 and other copper loop connections for our customers. We may not, however, be able to do so at current prices. State regulatory commissions periodically review and establish pricing for the majority of the T1 and other copper loop connections we use. State commission decisions are subject to appeal. If our right to obtain these connections at regulated prices based on incremental costs is further impaired, we will need to either negotiate new commercial arrangements with the local telephone companies to obtain the connections, perhaps at unfavorable rates and conditions, or obtain other means of providing connections to our customers, which may be expensive and require a long time frame to implement. These actions may cause us to exit affected markets and decrease our customer base and revenues.
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
The FCC is reexamining its policies towards VoIP and telecommunications in general. New or existing regulations could subject us to additional fees, diminish our access to ILEC end user connections, or increase the competition we face.
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
The FCC is currently reviewing the extent to which existing rules under which we obtain access to ILEC end user connections and interconnection with ILEC networks should be maintained after the ILECs discontinue T1 service, replace copper loops with fiber or wireless technology, and eliminate other legacy technology (so-called Time Division Multiplexing) from their networks. This process will take several years, and we do not expect the existing rules to change for at least four years. We cannot predict what new rules the FCC will adopt regarding access to ILEC end user connections and interconnection with ILEC networks after it has completed its review. We do expect, however, that the FCC will seek to ensure that competitors like us continue to have access to the wholesale inputs they need in order compete in the provision of business services.
If we are unable to generate the cash that we need to pursue our business plan, we may have to raise additional capital on terms unfavorable to our stockholders.
The actual amount of capital required to fund our operations and development may vary materially from our estimates. If our operations fail to generate the cash that we expect, we may have to seek additional capital to fund our business. If we are required to obtain additional funding in the future, we may have to sell assets, seek debt financing, or obtain additional equity capital. In addition, the terms of our secured revolving line of credit (or “Credit Facility”) with Bank of America subjects us to restrictive covenants limiting our flexibility in planning for, or reacting to, changes in our business, and any other indebtedness we incur in the future is likely to include similar covenants. If we do not comply with such covenants, our lenders could accelerate repayment of our debt or restrict our access to further borrowings. If we raise funds by selling more stock, our stockholders' ownership will be diluted and we may grant future investors rights superior to those of the common stockholders. If we are unable to obtain additional capital when needed, we may have to delay, modify, or abandon some of our expansion plans. This could slow our growth, negatively affect our ability to compete in our industry, and adversely affect our financial condition.
We obtain the majority of our network equipment and software from a limited number of third-party suppliers. Our success depends upon the quality, availability and price of these suppliers' network equipment and software.
We obtain the majority of our network equipment and software from a limited number of third-party suppliers. In addition, we rely on these suppliers for technical support and assistance. If any of our suppliers was to terminate our relationship or was to cease making the equipment and software we use, our ability to efficiently maintain, upgrade or expand our network could be impaired. We cannot assure that equipment obtained from other suppliers would be compatible with our network without significant modifications or cost, if at all. If we were unable to obtain the equipment necessary to maintain our network, our ability to attract and retain customers and provide our services would be impaired. In addition, our success depends in part on our obtaining network equipment and software at affordable prices. Significant increases in the price of these products would harm our financial results and may increase our capital requirements.
We depend on third-party vendors for information systems. If these vendors discontinue support for the systems we use or fail to maintain quality in future software releases, we could incur substantial unplanned costs to switch or upgrade our systems or equipment, and we could sustain a negative impact on the quality of our services to customers, the development of new services, and features and the quality of information needed to manage our business.
We have entered into agreements with vendors that provide for the development and operation of back office systems, such as ordering, provisioning, and billing systems. We also rely on vendors to provide the systems for monitoring the performance and condition of our network. The failure of those vendors to perform their services in a timely and effective manner at acceptable costs could materially harm our ability to monitor costs, bill customers and carriers, provision customer orders, maintain the network, and achieve operating efficiencies. Such a failure could also negatively impact our ability to retain existing customers or to attract new customers.
We use software technology developed internally and by third-party vendors, and hardware technology developed by third-party vendors. We or any of these vendors could be the subject of a lawsuit alleging a violation of the intellectual property of third parties.
We have created software systems, purchased software from third-party vendors, and purchased hardware from third-party vendors. Our contracts with these vendors provide indemnification to us should any entity allege that we are violating its intellectual property. Should an entity bring suit or otherwise pursue intellectual property claims against us based on its own technology or the technology of third-party vendors, the result of those claims could be to raise our costs or deny us access to technology currently necessary to our network or software systems.
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
We provide mobile services to our customers under a mobile virtual network operator (or “MVNO”), agreement with a nationwide wireless network provider. Upon or before expiration of the current contract term in 2019, we will need to renew this agreement or enter an agreement with another provider. In addition, we will need to negotiate amendments to our MVNO agreement as services or technologies evolve in order to offer competitive services to our customers. If we cannot renew our existing agreement, enter into an agreement with another provider or negotiate amendments on favorable terms or at all, it would harm our existing operations and opportunities to grow our business in our current and new markets.
If our security measures are breached, or if our services are subject to attacks that inhibit the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
Our products and services involve the storage and transmission of users’ and customers’ personal and proprietary information, and security breaches expose us to a risk of loss of this information, litigation, remediation costs, increased costs for security measures, loss of revenue, damage to our reputation and potential liability. Security breaches or unauthorized access may result in significant legal and financial exposure, increased remediation and other costs, damage to our reputation and a loss of confidence in the security of our products, services and networks that could have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently or may be designed to remain dormant until a triggering event, we may be unable to anticipate these techniques or implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.
System disruptions could cause delays or interruptions of our service, which could cause us to lose customers or incur additional expenses.
Our success depends on our ability to provide reliable service. Our service may be disrupted by problems on our system, such as malfunctions in our software or other facilities, overloading of our network, and problems with the systems of competitors with which we interconnect, such as physical damage to telephone lines, power surges, and outages. Although we have experienced isolated power disruptions and other outages for short time periods, we have not had system-wide disruptions of a sufficient duration or magnitude that have had a significant impact on our customers or our business. Any significant disruption in our network could cause us to lose customers and incur additional expenses.
Business disruptions, including disruptions caused by security breaches, extreme weather, terrorism, or other disasters, could harm our future operating results.
The day-to-day operation of our business is highly dependent on the integrity of our communications and information technology systems, and on our ability to protect those systems from damage or interruptions by events beyond our control. Sabotage, computer viruses, or other infiltration by third parties could damage our systems. Such events could disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations.
In addition, a catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack on the United States, a major natural disaster, extreme weather, earthquake, fire, or similar event that affects our central offices, corporate headquarters, network operations center, data centers, or network equipment. We believe that communications infrastructures, such as the one on which we rely, may be vulnerable in the case of such an event, and our markets, which are major metropolitan areas, may be more likely to be the targets of terrorist activity.
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
To the extent there is additional industry consolidation, the increased size and market power of competitive companies may have adverse consequences for us, and large mergers may create larger and more efficient competitors. These competitors could focus their large resources on regaining share in the small and mid-sized business sector, and we could lose communications-centric customers at an increased rate and lose or not grow technology-dependent customers. Furthermore, these companies could use their greater resources to lobby effectively for changes in federal or state regulation that could have an adverse effect on our cost structure or our right to use access circuits that they are currently required to make available to us. These changes could have a harmful effect on our future financial results.
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
The continued transformation of our business will require substantial funding. Accordingly, we do not currently anticipate paying any dividends on shares of our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, realization of a gain on stockholders' investments will depend on the appreciation of the price of our common stock. There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease a 159,000 square-foot facility for our corporate headquarters in Atlanta, GA and lease sales offices in each of our markets where we have a direct sales force. We lease between 16,000 to 27,000 square-feet of office space in these markets for our direct sales force. We also lease 32,000 square feet of data center space in Atlanta, GA; Dallas, TX; and Las Vegas, NV. Our rental expense in 2013 was approximately $1.5 million for our collocation and data center facilities and approximately $7.9 million for our corporate headquarters and sales offices. Additionally, we own a 33,000 square-foot data center in Louisville, KY. We believe that our properties, taken as a whole, are in good operating condition and are suitable for our business operations.

Item 3.	Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of December 31, 2013, there is no litigation pending that could have a material adverse effect on our results of operations and financial condition. The information within Note 16 to the Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Price Information and Dividend Policy for Our Common Stock
Our common stock trades on the NASDAQ Global Market under the symbol “CBEY.” As of March 11, 2014, the closing price of our common stock was $7.21 and there were approximately 51 holders of record.
The following table presents the quarterly high and low trading prices of our common stock:

	Market Prices
	High	Low
Calendar Year 2012:
First quarter	$9.42	$7.20
Second quarter	8.05	5.61
Third quarter	10.19	6.40
Fourth quarter	10.11	6.65
Calendar Year 2013:
First quarter	9.35	6.85
Second quarter	9.60	7.03
Third quarter	9.20	5.83
Fourth quarter	$7.12	$5.39
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
The following chart shows a comparison of cumulative total returns for an investment in our common stock, the NASDAQ Telecommunications Index, and the NASDAQ Composite Index from December 31, 2008 to December 31, 2013. This graph is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and the graph shall not be deemed to be incorporated by reference into any prior or subsequent filing by us under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

The chart above assumes $100 invested in Cbeyond, Inc. the NASDAQ Telecommunications Index, and the NASDAQ Composite Index, respectively.
Transfer Agent and Registrar
American Stock Transfer and Trust Company is the transfer agent and registrar for our common stock.

Item 6.	Selected Financial Data
You should read the following selected consolidated financial data in conjunction with our Consolidated Financial Statements and related notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations. The Consolidated Statements of Operations data for 2013, 2012, and 2011 and the Consolidated Balance Sheets data as of December 31, 2013 and 2012 are derived from the audited Consolidated Financial Statements and notes thereto included in this report. The Consolidated Statements of Operations data for 2010 and 2009 and the Consolidated Balance Sheets data as of December 31, 2011, 2010, and 2009 are derived from audited Consolidated Financial Statements not included herein. Historical results are not necessarily indicative of results to be expected in the future.
Consolidated Statements of Operations Data (in thousands)

	Year ended December 31,
	2013	2012	2011	2010	2009
Revenue	$463,410	$487,966	$485,422	$451,965	$413,771
Operating expenses:
Cost of revenue (exclusive of $42,600, $40,494, $39,439, $34,843 and $31,838 depreciation and amortization, respectively)	155,195	158,582	161,306	146,507	138,093
Selling, general and administrative (exclusive of $32,357, $33,529, $30,456, $24,461 and $20,002 depreciation and amortization, respectively)	242,309	250,515	257,740	249,082	228,506
Depreciation and amortization	74,957	74,023	69,895	59,304	51,840
Total operating expenses	472,461	483,120	488,941	454,893	418,439
Operating (loss) income	(9,051)	4,846	(3,519)	(2,928)	(4,668)
Other (expense) income:
Interest expense, net	(845)	(577)	(500)	(279)	(124)
Other income, net	—	—	1,211	1,867	498
(Loss) income before income taxes	(9,896)	4,269	(2,808)	(1,340)	(4,294)
Income tax (expense) benefit	(926)	(6,591)	(5,176)	(314)	2,074
Net loss	$(10,822)	$(2,322)	$(7,984)	$(1,654)	$(2,220)

Consolidated Balance Sheets Data (at period end)

	Year ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands, except per share data and ARPU)
Cash and cash equivalents	$28,879	$30,620	$8,521	$26,373	$39,267
Working capital	5,099	(2,122)	(23,309)	(3,568)	19,801
Total assets	248,668	255,048	241,072	257,967	228,891
Contingent consideration (1)	—	—	4,927	6,824	—
Long-term debt	18,837	8,269	—	—	—
Stockholders' equity	166,610	171,886	163,987	173,121	158,605
Other Financial Data:
Cash capital expenditures (2)	56,226	61,605	77,604	61,962	60,650
Net cash provided by operating activities	62,951	89,291	75,874	79,149	62,610
Net cash used in investing activities	(56,226)	(65,260)	(78,784)	(92,619)	(60,729)
Net cash (used in) provided by financing activities	(8,466)	(1,932)	(14,942)	576	411
Net loss per common share, basic	$(0.36)	$(0.08)	$(0.27)	$(0.06)	$(0.08)
Net loss per common share, diluted	$(0.36)	$(0.08)	$(0.27)	$(0.06)	$(0.08)
Weighted average common shares outstanding, basic	30,200	29,482	29,224	29,366	28,753
Weighted average common shares outstanding, diluted	30,200	29,482	29,224	29,366	28,753
Non-GAAP Financial Data:
Adjusted EBITDA (3)	$78,501	$94,245	$80,163	$72,935	$63,126
Free Cash Flow (3)	$22,275	$32,640	$2,559	$10,973	$2,476
ARPU	$659	$649	$661	$700	$744

(1)	Represents the current and non-current portions of the contingent liability related to the acquisitions of MaximumASP and Aretta (see Note 5 to the Consolidated Financial Statements).

(2)	Represents cash purchases of property and equipment per the Consolidated Statements of Cash Flows.

(3)
Adjusted EBITDA and Free Cash Flow are not substitutes for Revenue, Operating income (loss), Net income (loss), or Net cash provided by operating activities as determined in accordance with GAAP, and are not substitute measures of performance or liquidity. See “Non-GAAP Financial Measures” for our reasons for including Adjusted EBITDA and Free Cash Flow data in this report and for material limitations with respect to the usefulness of these measurements. Also refer to the "Reconciliation of Free Cash Flow and Adjusted EBITDA to Net loss" below.

Reconciliation of Free Cash Flow and Adjusted EBITDA to Net loss

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands)
Free Cash Flow	$22,275	$32,640	$2,559	$10,973	$2,476
Cash capital expenditures	56,226	61,605	77,604	61,962	60,650
Adjusted EBITDA	78,501	94,245	80,163	72,935	63,126
Depreciation and amortization	(74,957)	(74,023)	(69,895)	(59,304)	(51,840)
Non-cash share-based compensation	(10,439)	(13,140)	(14,149)	(15,591)	(15,954)
MaximumASP purchase accounting adjustments (1)	—	—	516	(213)	—
Transaction costs	—	—	(154)	(755)	—
Realignment costs (2)	(2,156)	(2,236)	—	—	—
Interest expense, net	(845)	(577)	(500)	(279)	(124)
Other income, net	—	—	1,211	1,867	498
(Loss) income before income taxes	(9,896)	4,269	(2,808)	(1,340)	(4,294)
Income tax (expense) benefit	(926)	(6,591)	(5,176)	(314)	2,074
Net loss	$(10,822)	$(2,322)	$(7,984)	$(1,654)	$(2,220)

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

(2)	Refer to Note 10 to the Consolidated Financial Statements for information regarding our realignment activities.
Non-GAAP Financial Measures
Adjusted EBITDA
Our Chief Executive Officer, who is our Chief Operating Decision Maker (or “CODM”), uses Adjusted EBITDA to assess the performance of the business at a consolidated level. Our Adjusted EBITDA is a non-GAAP financial measure. Our management uses Adjusted EBITDA in its decision-making processes relating to the operation of our business together with GAAP measures such as revenue and income (loss) from operations. EBITDA represents net income (loss) before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation, and amortization expense, excluding, when applicable:

•	Non-cash share-based compensation;

•	Gains, losses, and other costs associated with asset dispositions;

•	Non-operating income or expense;

•	Public offering or acquisition-related transaction costs;

•
Purchase accounting related adjustments, which affect period-to-period financial performance comparability in periods subsequent to the acquisition and are not indicative of changes in underlying results of operations;

•	Charges for employee severances, asset or facility impairments, other exit activity costs associated with a management directed plan (including realignment costs); and

•	Costs associated with our strategic review.
Our management believes that Adjusted EBITDA permits a comparative assessment of our operating performance, relative to our performance based on our GAAP results, while isolating the effects of depreciation, amortization, non-cash share-based compensation, and other items, which may vary from period to period without any correlation to underlying operating performance and vary widely among similar companies. We provide information relating to Adjusted EBITDA so that investors have the same data that we employ in assessing our overall operations. We believe that trends in our Adjusted EBITDA are a valuable indicator of operating performance on a consolidated basis and our ability to generate operating cash flows to fund working capital, debt and capital lease obligations, and capital expenditures.

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
Our calculation of Adjusted EBITDA is not directly comparable to earnings before interest and taxes (or "EBIT") or EBITDA. In addition, Adjusted EBITDA does not reflect:

•	Our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	Changes in, or cash requirements for, our working capital needs;

•	Our interest expense or the cash requirements necessary to service interest or principal payments on our debt and capital lease obligations;

•
Any cash requirements for the replacement of assets being depreciated and amortized, which will often have to be replaced in the future, even though depreciation and amortization are non-cash charges; and

•	Cash used for business acquisitions and share repurchases.
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
Free Cash Flow
Free Cash Flow represents the cash that a company is able to generate after cash expenses and capital expenditures necessary to maintain or expand its asset base. We believe that Free Cash Flow is an important metric for investors in evaluating how a company is currently using cash generated and may indicate its ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, payment of dividends, or share repurchases. Internally, we focus on Free Cash Flow as an important operating performance metric. However, Free Cash Flow is not a measure of financial performance under GAAP and may not be comparable to similarly titled measures reported by other companies.
We define Free Cash Flow as Adjusted EBITDA less cash capital expenditures. For purposes of calculating Free Cash Flow, we distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is primarily driven by the significant investments we are making to lease fiber network assets that have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These expected favorable future cash flows will result from fiber infrastructure replacing a portion of the access and transport circuits we currently lease from incumbent local exchange carriers.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Please read the following discussion together with our Consolidated Financial Statements and the related notes and other financial information included elsewhere in this report. The discussion in this periodic report contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this report should be read as applying to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed here. See “Cautionary Notice Regarding Forward-Looking Statements” elsewhere in this report.
Overview
Cbeyond is the technology ally for small and mid-sized businesses. We enable our customers to focus on their core business activities by shifting the burden of IT infrastructure management to us. We deliver cloud-based services, communications services, and network connectivity through award-winning enterprise data centers and a private, all-IP enterprise network. Our strategy is based on the belief that small and mid-sized businesses highly value the capabilities and productivity such technologies and services enable, but do not generally have the resources, expertise, or time to purchase and manage them, particularly for the smaller scale of operations typical of our target customers.
Founded in 1999, Cbeyond is a technology service provider with a long history of delivering innovative technologies and services to small and mid-sized businesses. We first launched our service offerings in Atlanta in April 2001 and have since expanded our on-net network and service offerings into 13 additional metropolitan markets. Our off-net network, which is managed by third-party network providers, extends the reach of our services across the majority of the United States.
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
In connection with our focus on technology-dependent customers, we defined certain of our technology-dependent customers as “Cbeyond 2.0” customers. Cbeyond 2.0 customers are those customers that we provide network access at speeds of 10 Mbps and higher, or certain cloud-based services, such as virtual servers, physical servers, or cloud PBX services. In addition, we designate customers using our MPLS service as Cbeyond 2.0 customers. We refer to all other customers as Cbeyond 1.0 customers. Although Cbeyond 1.0 customers also frequently purchase cloud-based services from us, we delineate between Cbeyond 1.0 and Cbeyond 2.0 based on how pervasive or significant we believe such services are to a customer’s operation. Specifically, we consider the cloud-based services that qualify a customer as Cbeyond 2.0 as infrastructure-as-a-service in nature. We believe the distinction is important because infrastructure services are generally longer-term in nature, generate higher revenues, and provide a gateway for software-as-a-service products.
We estimate that almost one-half of our customers are technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions or advanced network services, or they obtain these services from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. During 2013, we generated $69.2 million, or 14.9%, of revenue from Cbeyond 2.0 customers, which represents a 91.0% increase over the amount recognized during 2012. We did not start tracking the comprehensive Cbeyond 2.0 customer base until 2012, and thus we do not have comparable and meaningful Cbeyond 2.0 customer revenue data for 2011.
In early 2012, we announced our plan to realign our distribution channels by building a new direct sales group dedicated to managing both existing and new technology-dependent customers, reducing our traditional direct sales force, and consolidating certain offices. Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers. We have incurred cumulative realignment costs of $5.4 million as of December 31, 2013. In January 2014, we implemented a workforce reduction plan to rebalance our resources to support the continued implementation of this strategy and to address the current financial impacts of our transformation, including reducing expenses to offset a portion of expected revenue declines and the compression of margins. This reorganization plan resulted in a headcount reduction of approximately 100 employees and $2.2 million of realignment charges recognized in the first quarter of 2014. In early 2014, we also closed or downsized certain branch offices, incurring approximately $0.3 million in losses under non-cancelable office leases and accelerated depreciation on long-lived assets.
Revenue (in thousands)

			Change from Previous Period
	For the Year Ended December 31,		Dollars	Percent
	2013	2012	2013 v 2012	2013 v 2012
1.0 customer revenue	$395,190	$452,250	$(57,060)	(12.6)%
2.0 customer revenue	68,220	35,716	32,504	91.0%
Total revenue	$463,410	$487,966	$(24,556)	(5.0)%
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
To support the higher bandwidth needs of technology-dependent customers, we are acquiring fiber network assets in multiple markets primarily under 20-year capital leases, including agreements for the indefeasible rights of use (or "IRU") of certain fiber network assets. During the years ended 2013 and 2012, we took delivery of fiber assets with future minimum capital lease obligations of $11.6 million and $6.7 million, respectively. The cash outlays for all obligations arising from our fiber assets will be financed through fiber providers and will be payable by us as capital lease obligations.
In addition to our fiber capital lease obligations, we have outstanding construction orders for fiber assets with future minimum lease payments of $7.6 million, for which we have obtained building access agreements (or "BAAs"). As of December 31, 2013, we have placed additional construction orders that total $23.9 million for which we have not yet obtained BAAs. We do not expect to be able to obtain BAAs for every order placed. Therefore, we expect a portion of these orders may never be constructed. Subsequent to December 31, 2013, we placed construction orders with potential future minimum lease payments of $8.0 million. Additional construction orders will be placed under these contracts in the future.
We currently include all revenue from customers who purchase network access from us within our average monthly revenue per customer location (or “ARPU”) calculation. Thus, revenue from customers who purchase cloud-based services independent of network access is excluded from ARPU. After considering all cloud-based services, we believe that Cbeyond 2.0 customers currently provide approximately 80% higher ARPU than that of our Cbeyond 1.0 customers. We have not determined the revenue metrics that best represent the results of the consolidated business or the results from customers that purchase cloud-based services independent of network access.
We have focused our sales efforts on customers that purchase both network and cloud-based services based on the belief that these services, when combined, offer the greatest value proposition to customers and allow us significantly greater control over the quality of services. Therefore, revenue from non-network customers has not grown as quickly as revenue from customers who purchase both network and cloud-based services from us. Given the significant revenue opportunities that we believe exist from non-network customers, we will begin actively selling certain cloud-based services, such as cloud PBX with mobile services, independent of network access. We expect that in the next few quarters these efforts will begin to result in higher revenue growth from non-network customers than in prior periods.

Calculation of ARPU (Dollar amounts in thousands, except ARPU)

	Year ended December 31,
	2013	2012	2011
Total revenue	$463,410	$487,966	$485,422
Revenue from non-network customers	(14,488)	(13,581)	(12,793)
(A) Network access customer revenue	$448,922	$474,385	$472,629
(B) Average Network access customers	56,726	60,931	59,571
ARPU (A / B / number of months in period)	$659	$649	$661
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
Our chief operating decision maker uses Adjusted EBITDA and Free Cash Flow on a consolidated basis, accompanied by disaggregated revenue information by service offering, to assess the financial performance of the business. We believe Adjusted EBITDA and Free Cash Flow are important performance metrics for evaluating our ability to generate cash that can potentially be used by the business for capital investments, acquisitions, reduction of debt, or potential payment of dividends or share repurchases. We have also designed our corporate bonus plan to include Adjusted EBITDA as a component.
Management believes that Adjusted EBITDA data should be available to investors so that investors have the same data that management employs in assessing operations. EBITDA is a non-GAAP financial measure commonly used by investors, financial analysts, and ratings agencies. EBITDA is generally defined as net income (loss) before interest, income taxes, depreciation, and amortization. However, we use Adjusted EBITDA, also a non-GAAP financial measure, to further exclude, when applicable, non-cash share-based compensation; public offering or acquisition-related transaction costs; purchase accounting adjustments; gains, losses, and other costs associated with asset dispositions; and non-operating income or expense. Adjusted EBITDA may exclude charges for employee severances, asset or facility impairments, other exit activity costs associated with a management directed plan (including realignment costs), and costs associated with our strategic review.
We define Free Cash Flow as Adjusted EBITDA less cash capital expenditures. For purposes of calculating Free Cash Flow, we distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is driven primarily by the significant investments we are making to lease fiber network assets that generally have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These favorable future cash flows will result from fiber infrastructure replacing a portion of the access and transport circuits previously leased from incumbent local exchange carriers.
Reconciliation of Capital Expenditures (in thousands)

	Year ended December 31,
	2013	2012	2011
Cash capital expenditures (1)	$56,226	$61,605	$77,604
Non-cash capital expenditures:
Fiber capital lease assets	11,586	6,742	—
Equipment capital lease assets	1,623	1,591	—
Leasehold improvements	711	—	87
Total capital expenditures	$70,146	$69,938	$77,691

(1)	Represents cash purchases of property and equipment per the Consolidated Statements of Cash Flows.

Adjusted EBITDA increased $14.1 million, or 18%, in 2012 compared to 2011 and decreased $15.7 million, or 17%, in 2013 compared to 2012. The growth in Adjusted EBITDA in 2012 is primarily attributable to the temporary reduction in our operating costs that resulted from our strategic transformation. The decline in Adjusted EBITDA from 2012 to 2013 reflects the decline in our customer base to whom we provide traditional telecommunications services, partially offset by an increase in fees we charge to our customers to recover the cost of regulatory compliance and an increase in revenue from Cbeyond 2.0 customers. Results during 2013 also include the costs associated with our fully staffed new direct sales group focused on technology-dependent customers.
Reconciliation of Free Cash Flow and Adjusted EBITDA to Net loss (in thousands)

	Year ended December 31,
	2013	2012	2011
Free Cash Flow	$22,275	$32,640	$2,559
Cash capital expenditures	56,226	61,605	77,604
Adjusted EBITDA	78,501	94,245	80,163
Depreciation and amortization (1) (2)	(74,957)	(74,023)	(69,895)
Non-cash share-based compensation	(10,439)	(13,140)	(14,149)
MaximumASP purchase accounting adjustments (3)	—	—	516
Transaction costs	—	—	(154)
Realignment costs (2)	(2,156)	(2,236)	—
Interest expense, net	(845)	(577)	(500)
Other income, net	—	—	1,211
(Loss) income before income taxes	(9,896)	4,269	(2,808)
Income tax expense	(926)	(6,591)	(5,176)
Net loss	$(10,822)	$(2,322)	$(7,984)

(1)
During 2013, we incurred expense of $2.0 million related to the write off of certain fiber network assets relating to our pending litigation discussed in Note 16 to the Consolidated Financial Statements.

(2) We incurred $2.2 million of realignment costs that are included in Selling, general and administrative expense in both 2013 and 2012. Additionally, during 2013, $0.3 million of realignment costs are included in Depreciation and amortization as compared to $0.7 million in 2012. See Note 10 to the Consolidated Financial Statements.
(3) These adjustments include the effect of adjusting acquired deferred revenue and the contingent consideration to fair value. These adjustments affect period-to-period financial performance comparability in periods subsequent to the acquisition and are not indicative of changes in underlying results of operations. We may have similar adjustments in future periods if we have any new acquisitions.
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
We seek to sell our bundled service offerings through three-year contracts, but also offer one-year and two-year contracts at generally higher prices. As a result, customer churn rates impact our projected future revenue streams. We define customer churn rate for a given month as the number of Network access customers disconnected in that month divided by the total number of Network access customers at the beginning of that month. Due to differences in ARPU between Cbeyond 1.0 customers and Cbeyond 2.0 customers, we believe a unit-based churn metric may become less meaningful than it has been historically. In the future, we may transition to a revenue-based churn metric that will be applicable to all revenue, including revenue from customers that purchase cloud-based services independent of network access.
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

We charge our customers fees to recover a portion of the costs we incur to comply with regulations. Prior to 2012, these regulatory recovery fees were insignificant, but we have since increased them to levels comparable to what we have seen in the market.
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
Historically, most of the circuits we leased have been T1s, which are the largest component of our circuit access fees. However, we have converted many of our existing customer T1 circuits and have begun serving new customers using higher-capacity Metro Ethernet in place of T1 circuits in a number of locations. Although not available to us on a ubiquitous basis in all areas, Ethernet technology provides us with the opportunity to offer a large percentage of our customers’ bandwidth at speeds well in excess of T1 circuits while reducing our ongoing operating expenses. We substantially completed our copper-based Metro Ethernet customer conversion project in 2011 and in 2012 we shifted our focus to our optical fiber access initiative. Costs related to our fiber network include maintenance and depreciation costs for dark fiber (or fiber provided by third parties and operated by us) and access fees for lit fiber (or fiber both provided and operated by third parties). We have experienced increases in access costs due to serving customers with higher-capacity Metro Ethernet and expect these increases to continue as we expand the number of such customers, particularly where we obtain these high bandwidth circuits through third parties.
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

Consolidated Results of Operations
Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Revenue (Dollar amounts in thousands, except ARPU)

	For the year ended December 31,
	2013		2012		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Network, Voice and Data	$433,552	93.6%	$463,289	94.9%	$(29,737)	(6.4)%
Managed Hosting and Cloud	29,858	6.4%	24,677	5.1%	5,181	21.0%
Total revenue	463,410		487,966		(24,556)	(5.0)%
Cost of revenue	155,195	33.5%	158,582	32.5%	(3,387)	(2.1)%
Gross profit (exclusive of depreciation and amortization)	$308,215	66.5%	$329,384	67.5%	$(21,169)	(6.4)%
Network access customer data:
Customer locations at period end	53,759		59,692		(5,933)	(9.9)%
ARPU	$659		$649		$10	1.5%
Average monthly churn rate	1.7%		1.6%		0.1%
Total revenue decreased during 2013 compared to 2012 due to a decline in the number of customers. Our realignment of distribution channels to focus on higher-value customers resulted in fewer new customers than churned customers. The revenue impact of the decline in customers was partially offset by an increase in fees we charge our customers to recover certain regulatory costs, which increased $20.9 million during 2013 compared to 2012. We have recently made other changes to the way we assess such fees and expect these changes to reduce revenue in 2014 by approximately $2.9 million, but increase gross profit by approximately $3.7 million. The increase in Managed Hosting and Cloud revenue is largely due to our focus on technology-dependent customers and sales of our cloud-based service offerings.
ARPU increased $10, or 1.5%, for 2013, compared to 2012, which is an improvement over the 1.8% decline for 2012 compared to 2011. The increase in ARPU is due to an increase in regulatory recovery charges. Excluding regulatory recovery charges, ARPU decreased 3.3% compared to 2012. Separately, the benefits of an increasing proportion of higher ARPU, technology-dependent customers has been offset by intensifying pricing pressure relating to our lower ARPU, Cbeyond 1.0 customers. Longer-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, and new product launches will increasingly benefit ARPU. This expectation is evident by the current shift we are seeing between Network, Voice and Data revenue, which declined 6.4% in 2013, and Managed Hosting and Cloud revenue, which increased 21.0% in 2013. These results reflect the growth of our flagship cloud offerings, TotalCloud Phone System and TotalCloud Data Center, which were launched during the fourth quarter of 2012.
Our average customer churn rate was 1.7% for 2013, representing a slight increase over 2012, but consistent with recent periods. The increase from 1.6% for 2012 is primarily attributable to price competition for smaller communications-centric customers and a reduced emphasis on retaining lower-ARPU, communications-centric customers from whom we do not expect to be able to generate acceptable profit margins in the future. This shift in focus on retaining high-quality revenues rather than number of customers may result in a continued elevation of customer churn rates in the near-term.

Cost of Revenue (Dollar amounts in thousands)

	For the year ended December 31,
	2013		2012		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$73,357	15.8%	$72,669	14.9%	$688	0.9%
Other cost of revenue	46,001	9.9%	44,661	9.2%	1,340	3.0%
Transport cost	24,130	5.2%	25,735	5.3%	(1,605)	(6.2)%
Mobile cost	15,342	3.3%	18,506	3.8%	(3,164)	(17.1)%
Telecommunications cost recoveries	(3,635)	(0.8)%	(2,989)	(0.6)%	(646)	21.6%
Total cost of revenue	$155,195	33.5%	$158,582	32.5%	$(3,387)	(2.1)%
Cost of revenue decreased in 2013 compared to 2012, largely as a result of serving fewer network access customers and mobile subscribers. These cost reductions were partially offset by higher circuit costs attributable to delivering higher bandwidth circuits to our customers and higher telecommunication-related taxes and fees.
Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to the usage of circuits that connect our equipment, at network points of collocation, to our equipment located at our customers’ premises. Changes in circuit access fees have historically correlated to changes in the number of customers, but there are a number of influences in recent periods that have reduced the level of correlation. We are experiencing increases in access costs as we provide higher bandwidth to our customers. As we serve more technology-dependent customers with higher bandwidth needs, we expect access costs to initially increase. We are able to generate much higher revenue from these customers due to the breadth and type of services enabled by higher bandwidth. In the longer term, as we are able to meaningfully leverage our own fiber network, we expect our access costs on a per-customer basis to decline, and we expect an increase in our depreciation as a significant portion of our fiber network assets are acquired under capital leases.
Other cost of revenue includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with ILECs’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. Other cost of revenue increased in 2013 compared to 2012, primarily due to an increase in telecommunications-related taxes and fees. This is partially offset by lower installation costs as a result of fewer T1 access circuit installations, which generally have higher installation fees than Metro Ethernet circuits. We expect recent changes to the way we assess telecommunication-related fees to reduce cost of revenue in 2014 by approximately $6.6 million and increase gross profit by approximately $3.7 million.
The decrease in transport costs is primarily due to our efforts to optimize our network by regrooming and consolidating transport circuits. Longer-term, as we continue to optimize our network and leverage our fiber network, we expect transport costs on a per-customer basis to decline, partially offset by an increase in depreciation related to our fiber network.
Mobile costs decreased both in amount and as a percentage of revenue during 2013 compared to 2012. The primary driver of this decrease is a reduction in mobile subscribers, resulting in lower mobile service costs as well as lower shipments of mobile devices. We expect the average cost of our mobile devices to increase as a result of us offering the iPhone beginning in the fourth quarter of 2013. In 2014, we will begin actively selling an integrated bundle of cloud PBX and mobile services to customer prospects nationwide. In the next few quarters this may begin to result in higher shipments of mobile devices.

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the year ended December 31,
	2013		2012		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization):
Salaries, wages and benefits (exclusive of share-based compensation)	$146,343	31.6%	$152,265	31.2%	$(5,922)	(3.9)%
Share-based compensation	10,439	2.3%	13,140	2.7%	(2,701)	(20.6)%
Marketing cost	2,523	0.5%	2,343	0.5%	180	7.7%
Realignment costs	2,156	0.5%	2,236	0.5%	(80)	(3.6)%
Other selling, general and administrative	80,848	17.4%	80,531	16.5%	317	0.4%
Total SG&A	$242,309	52.3%	$250,515	51.3%	$(8,206)	(3.3)%
Other operating expenses:
Depreciation and amortization	74,957	16.2%	74,023	15.2%	934	1.3%
Total other operating expenses	$74,957	16.2%	$74,023	15.2%	$934	1.3%
Other data:
Average employees	1,614		1,675		(61)	(3.6)%
Selling, general and administrative expense decreased during 2013 compared to 2012, primarily due to lower Salaries, wages and benefits and Share-based compensation.
Salaries, wages and benefits decreased during 2013 compared to the prior year due to a decrease in bonus expense and commissions, partially offset by higher base compensation and medical benefits. We reduced the size of our traditional direct sales force in both 2012 and 2013 while adding a new sales force comprised of more experienced professionals dedicated to Cbeyond 2.0 opportunities. The cost savings in salaries and benefits that resulted from our strategic realignment has been offset by the costs related to our fully staffed Cbeyond 2.0 sales force and staffing of operations to support our increase in technology-dependent customers.
Share-based compensation expense decreased during 2013 compared to 2012, primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods and lower costs related to our 2013 corporate bonus plan. As our share price has declined, we have experienced decreases in our share-based compensation expense related to the vesting of higher historical valued awards granted in prior years.
Costs incurred relating to our strategic realignment and other reorganization efforts resulted in $2.2 million of selling, general and administrative expense in both 2013 and 2012. Realignment costs in 2013 primarily consist of $1.4 million for employee severances and benefits and $0.5 million for losses under non-cancelable office leases. In 2012, realignment costs primarily consist of $1.4 million for employee severances and benefits and $0.7 million for losses under non-cancelable office leases.
Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes, and bad debt expense. Other selling, general and administrative expense during 2013 was higher than 2012 due to an increase in consulting and outsourced services relating to our change in strategy, and an increase in hardware and software maintenance. These increases were partially offset by declines in recruiting fees and bad debt expense. Bad debt expense was $4.4 million, or 0.9% of revenue, compared to $5.7 million, or 1.2% of revenue, during 2013 and 2012, respectively. The reduction is bad debt expense is primarily related to lower revenue, improved customer collections consistent with our tighter credit policies, and improving economic conditions.
In connection with our pending litigation, as discussed in Note 16 to the Consolidated Financial Statements, during the third quarter of 2013 we wrote off $2.4 million of fiber network assets and wrote off the remaining capital lease obligation of $0.4 million, resulting in an expense of $2.0 million included in depreciation and amortization. In addition, we recognized $0.3 million and $0.7 million of accelerated depreciation in 2013 and 2012, respectively, for certain long-lived assets at sales offices that were either consolidated or relocated as part of the strategic realignment. Excluding the effect of these charges, depreciation and amortization decreased 0.9% during 2013 compared to 2012, primarily due to our recent investments in longer-lived fiber network assets.

Interest Income (Expense) and Income Taxes (Dollar amounts in thousands)

	For the year ended December 31,
	2013		2012		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(845)	(0.2)%	$(577)	(0.1)%	$(268)	46.4%
Income tax expense	(926)	(0.2)%	(6,591)	(1.4)%	5,665	(86.0)%
Total	$(1,771)	(0.4)%	$(7,168)	(1.5)%	$5,397	nm
Our interest expense in 2013 and 2012 primarily relates to commitment fees under our Credit Facility, interest on our Fiber Loan, and imputed interest on our capital lease obligations. As we continue to expand our fiber network and incur additional capital lease obligations, we expect our interest expense to increase.
The 2013 income tax expense primarily relates to the increase in our valuation allowance against our net deferred tax asset and state income taxes payable in Texas, which has a gross receipts based tax that is due regardless of income levels. Since this tax is not dependent upon levels of income, it has a significant influence on our effective tax rate. Additionally, income tax expense reflects amounts associated with share-based transactions, which are described in Note 11 to the Consolidated Financial Statements.
Consolidated Results of Operations
Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Revenue (Dollar amounts in thousands, except ARPU)

	For the year ended December 31,
	2012		2011		Change from Previous Period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue:
Network, Voice and Data	$463,289	94.9%	$464,659	95.7%	$(1,370)	(0.3)%
Managed Hosting and Cloud	24,677	5.1%	20,763	4.3%	3,914	18.9%
Total revenue	487,966		485,422		2,544	0.5%
Cost of revenue	158,582	32.5%	161,306	33.2%	(2,724)	(1.7)%
Gross profit (exclusive of depreciation and amortization)	$329,384	67.5%	$324,116	66.8%	$5,268	1.6%
Network access customer data:
Customer locations at period end	59,692		62,169		(2,477)	(4.0)%
ARPU	$649		$661		$(12)	(1.8)%
Average monthly churn rate	1.6%		1.4%		0.2%
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
Salaries, wages and benefits decreased during 2012 compared to the prior year due to a lower number of average employees as a result of our strategic realignment, which resulted in workforce reductions during the first and second quarters of 2012. The savings that resulted from our strategic realignment were partially offset throughout the remainder of the year as we continued to invest in our Cbeyond 2.0 sales force and staffing our operations to support our focus on technology-dependent customers. Salaries, wages and benefits were also affected by higher employee bonus expense in 2012 compared to 2011.
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
The increase in depreciation and amortization in 2012 compared to 2011 relates primarily to an increase in depreciable fixed assets over the prior period. In addition, we recognized $0.7 million of accelerated depreciation in 2012 for certain long-lived assets at offices which were consolidated as part of the strategic realignment.

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
During 2011, we recognized other income of $1.2 million, which primarily relates to adjusting liabilities of our former captive leasing subsidiaries upon the expiration of various statutory periods (described in Note 16 to the Consolidated Financial Statements).
The 2012 income tax expense primarily relates to increasing our valuation allowance to fully reserve our net deferred tax asset, state income taxes payable in markets in which we do not have net operating loss carryforwards, and amounts associated with share-based transactions (described in Note 13 to the Consolidated Financial Statements). Included in state income tax expense are gross receipts based taxes levied by Texas that are due regardless of income levels. Since this tax is not dependent upon levels of income, it has a significant influence on our effective tax rate.
Liquidity and Capital Resources (Dollar amounts in thousands)

				Change from Previous Period
	For the year ended December 31,			Dollars		Percent
	2013	2012	2011	2013 v 2012	2012 v 2011	2013 v 2012	2012 v 2011
Cash Flows:
Net cash provided by operating activities	$62,951	$89,291	$75,874	$(26,340)	$13,417	(29.5)%	17.7%
Net cash used in investing activities	(56,226)	(65,260)	(78,784)	9,034	13,524	(13.8)%	(17.2)%
Net cash used in financing activities	(8,466)	(1,932)	(14,942)	(6,534)	13,010	338.2%	(87.1)%
Net (decrease) increase in cash and cash equivalents	$(1,741)	$22,099	$(17,852)	$(23,840)	$39,951	(107.9)%	(223.8)%
As of December 31, 2013, we have $28.9 million of cash, $2.0 million outstanding under our Fiber Loan, and no amounts outstanding under our $75.0 million Credit Facility. We currently have no plans to draw against the Credit Facility for short-term needs.
We substantially completed our copper-based Metro Ethernet customer conversion project in 2011 and shifted our focus to our optical fiber access initiative in 2012. During 2012, we executed multiple agreements to provide optical fiber access in several markets and, as of December 31, 2013, we have capital lease obligations of $14.3 million associated with these agreements.
In early 2012, we reduced our communications-centric, or Cbeyond 1.0, sales force in order to reinvest in teams focused on selling and delivering services to technology-dependent customers. These reductions in personnel resulted in a significant temporary increase in Free Cash Flow throughout much of 2012. We experienced lower levels of Adjusted EBITDA and Free Cash Flow in 2013 as we fully staffed our Cbeyond 2.0 sales channels. Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers. Through December 31, 2013 we have made cumulative cash payments of $3.0 million related to our realignment activities and as of December 31, 2013 our accrual for additional realignment costs totaled $1.4 million.
In January 2014, we implemented a workforce reduction plan to rebalance our resources to support the continued implementation of this strategy and to address the current financial impacts of our transformation, including reducing expenses to offset a portion of expected revenue declines and the compression of margins. This reorganization plan resulted in a headcount reduction of approximately 100 employees and $2.2 million of realignment charges recognized in the first quarter of 2014. We expect annualized cost savings of approximately $8.8 million related to this workforce reduction plan. In early 2014, we also closed or downsized certain branch offices, incurring approximately $0.3 million in losses under non-cancelable office leases and accelerated depreciation on long-lived assets.
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
Operating cash flows increased by $13.4 million in 2012 compared to 2011 primarily due to the reduction in our traditional Cbeyond 1.0 sales force in connection with our strategic realignment efforts, which temporarily lowered our operating costs. The $26.3 million decrease in operating cash flows from 2012 to 2013 is primarily due to a $15.7 million decline in Adjusted EBITDA and changes in working capital. The decline in Adjusted EBITDA is driven to a large extent by the decline in revenue from Cbeyond 1.0 customers. We expect similar trends in the near-term until our realignment results in Cbeyond 2.0 customer revenue growth exceeding the revenue from churned customers. The most significant change in working capital relates to other liabilities. Other liabilities declined $7.8 million during 2013 compared to a $0.7 million decline in 2012. This was largely driven by a smaller amount earned under the 2013 corporate bonus plan than under the 2012 plan.
Cash Flows from Investing Activities
Our principal cash investments are purchases of property and equipment, which fluctuate depending on the growth in customers, the timing and number of facility and network additions needed to expand and upgrade our network, enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers, and increases to the capacity of our data centers as our customer's needs and the product portfolio expand. We also continue to invest in Metro Ethernet through optical fiber access to reduce operating expenses and provide higher bandwidth and additional services to our customers.
Cash flows used in investing activities decreased from $78.8 million in 2011 to $65.3 million in 2012 primarily due to a reduction in cash capital expenditures as we substantially completed the copper-based Metro Ethernet initiative in 2011. Our cash capital expenditures decreased from $61.6 million in 2012 to $56.2 million in 2013; however, during 2013 we also acquired $13.9 million of assets through capital lease arrangements that did not require an initial outlay of cash compared to $8.3 million in 2012.
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
During the first quarter of 2012, we borrowed $4.3 million against our Credit Facility, most of which was used to settle acquisition-related contingent consideration. We repaid this borrowing during the second quarter of 2012. As of December 31, 2013, we had no amounts outstanding under our Credit Facility and $2.0 million outstanding under our Fiber Loan.
Principal payments of capital lease obligations increased from $0.1 million in 2012 to $2.2 million in 2013 due to an increase in capital leases for equipment and fiber network infrastructure.

On July 24, 2013, Cbeyond's Board of Directors authorized the repurchase of up to $20.0 million of Cbeyond common shares over a 2-year period. During the third quarter of 2013, we repurchased 0.8 million shares for $5.3 million. We also repurchased 0.3 million shares for $2.0 million during 2012 and 1.3 million shares for $13.0 million during 2011 under the $15.0 million repurchase program authorized by our Board of Directors in May 2011.
Commitments
The following table summarizes our commitments as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	4 to 5 years	More than 5 Years
Capital lease obligations (1)	$18,718	$4,024	$7,643	$4,480	$2,571
Fiber lease commitments (2)	7,592	1,199	2,424	2,424	1,545
Fiber maintenance (3)	16,122	959	1,992	1,992	11,179
Operating lease obligations (4)	40,087	11,539	16,685	6,555	5,308
Circuit commitments (5)	22,712	9,360	9,752	900	2,700
Purchase obligations (6)	19,790	8,332	11,138	320	—
Long-term debt payments (7)	2,000	—	1,142	858	—
Anticipated interest payments (8)	1,331	332	600	399	—
Total	$128,352	$35,745	$51,376	$17,928	$23,303

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

(3)	Maintenance fees included in our fiber agreements are due over the lease period and begin upon acceptance of the related fiber assets.
(4) Operating lease obligations include future minimum lease payments under our non-cancelable operating leases with an initial term in excess of one year and fees to landlords under building access agreements to procure access to multi-tenant office buildings.
(5) Circuit commitments include minimum lease agreements for customer circuits.
(6) Purchase obligations represent an estimate of open purchase orders and contractual obligations in the ordinary course of business for which we have not received the goods or services.
(7) Long-term debt payments represent principal payments under our Fiber Loan.
(8) Anticipated interest payments represent commitment fees related to our Credit Facility.
Strategy Committee
In October 2013, Cbeyond's Board of Directors formed a Strategy Committee to explore ways to accelerate Cbeyond 2.0 growth and explore strategic alternatives to enhance stockholder value more quickly than by pursuing the Company’s organic growth and transformation. The alternatives under review include acquisitions designed to accelerate our strategic transformation and the visibility of our cloud services, joint ventures and other financing and strategic arrangements, a business combination or sale of the Company, and a continued focus on the Company’s transformation as an independent entity. The Board has hired UBS to assist in the evaluation of alternatives and to advise the Board on its options. The review may take an extended period and there is no assurance that any action or transaction will arise from the review.
Credit Facility
We are party to a credit agreement with Bank of America (or “Credit Facility”), which provides for a $75.0 million secured revolving line of credit and a $10.0 million senior secured delayed draw term loan (or "Fiber Loan"). Our Credit Facility is available to finance working capital, capital expenditures, and other general corporate purposes.
As of December 31, 2013, $1.3 million of the revolving line of credit was utilized for letters of credit and we had $73.7 million in remaining availability. Additionally, we had $2.0 million outstanding under the Fiber Loan at an annual interest rate of 1.9% and had remaining availability of $8.0 million.
On March 31, 2012, we entered into the sixth amendment of the Credit Facility to increase the allowable capital lease amounts to $30.0 million. On May 2, 2012, we amended and restated our Credit Facility to provide a senior secured delayed draw term loan of $10.0 million. On March 4, 2013, we entered into the first amendment to the amended and restated Credit Facility to increase the allowable capital lease and permitted acquisitions amounts to $60.0 million. We also amended the financial covenants of the Credit Facility, replacing the covenants requiring us to maintain minimum levels of Adjusted EBITDA and maximum levels of annual capital expenditures with a covenant requiring us to maintain a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio. Additionally, we extended the maturity date of the Credit Facility

(including the Fiber Loan) to May 2, 2018 and extended the draw period of the Fiber Loan to December 31, 2014. Fiber Loan principal payments are due in quarterly installments beginning on March 31, 2015 through the maturity date of May 2, 2018. The following description of the Credit Facility briefly summarizes the terms and conditions that are material to us.
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
Covenants and Other Matters
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, pay cash dividends, sell or acquire assets, and grant security interests in our assets. The credit agreement also contains certain customary negative covenants; representations and warranties; affirmative covenants; notice provisions; indemnification; and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain a consolidated fixed charge coverage ratio greater than or equal to 1.2 to 1.0. As of December 31, 2013, we are in compliance with all applicable covenants.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
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

Allowance for Doubtful Accounts
We have established an allowance for doubtful accounts through charges to selling, general and administrative expenses. The allowance is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including a specific customer's ability to meet its financial obligations to us, as well as general factors, such as the length of time the receivables are past due and historical collection experience. Customer accounts are generally considered delinquent when payments are forty-five days past due and the service disconnection process begins. Customer accounts are typically written off against the allowance sixty to ninety days after service disconnection, when our direct collection efforts cease. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, or if economic conditions worsened, additional allowances may be required in the future, which could have a material effect on our financial condition and results of operations. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of our expenses could result.
Share-Based Compensation
In accordance with ASC 718, Stock Compensation, we account for shared-based compensation expense using the fair value recognition provisions of ASC 718. Share-based compensation expense is measured at the grant date based on the fair value of the award as calculated by the lattice trinomial option-pricing model and is recognized as expense on a straight-line basis over the requisite service period, after estimating the effect of forfeitures. Option valuation models involve input assumptions, such as volatility and forfeiture rates, that are subjective, and hence, may result in an option value that is not equal to that of the fair value observed in a market transaction between a willing buyer and willing seller. Additionally, estimated forfeiture rates are based on historical data, and may not be indicative of future forfeiture behavior.
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
Interest Rate Risk
Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At December 31, 2013, we utilized $2.0 million of our Fiber Loan. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. As we continue to draw on our Fiber Loan, our sensitivity to interest rate risk will increase. As of December 31, 2013, our cash and cash equivalents were held in non-interest bearing bank accounts. We do not enter into any interest rate instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Cbeyond, Inc. and Subsidiary
We have audited Cbeyond, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Cbeyond, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2013 of the Company, and our report dated March 17, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 17, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Cbeyond, Inc. and Subsidiary
We have audited the accompanying consolidated balance sheets of Cbeyond, Inc. and Subsidiary (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cbeyond, Inc. and Subsidiary at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Atlanta, Georgia
March 17, 2014

CBEYOND, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands, except par value amounts)

	As of
	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$28,879	$30,620
Accounts receivable, net of allowance for doubtful accounts of $2,033 and $ 2,240	22,144	23,328
Prepaid expenses	10,857	8,780
Inventory, net	1,326	1,468
Other assets	1,728	2,175
Total current assets	64,934	66,371
Property and equipment, net	153,758	157,624
Goodwill	19,814	19,814
Intangible assets, net	5,595	6,818
Other non-current assets	4,567	4,421
Total assets	$248,668	$255,048
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,051	$15,870
Accrued telecommunications costs	12,546	15,653
Deferred customer revenue	11,455	11,344
Other accrued liabilities	19,820	24,304
Current portion of long-term debt	3,963	1,322
Total current liabilities	59,835	68,493
Non-current portion of long-term debt	14,874	6,947
Other non-current liabilities	7,349	7,722
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 30,310 and 29,924 shares issued and outstanding	303	299
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	334,412	323,584
Accumulated deficit	(168,105)	(151,997)
Total stockholders’ equity	166,610	171,886
Total liabilities and stockholders’ equity	$248,668	$255,048
See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands, except per share amounts)

	For the year ended December 31,
	2013	2012	2011
Revenue	$463,410	$487,966	$485,422
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $42,600, $40,494 and $39,439, respectively, shown separately below)	155,195	158,582	161,306
Selling, general and administrative (exclusive of depreciation and amortization of $32,357, $33,529 and $30,456, respectively, shown separately below)	242,309	250,515	257,740
Depreciation and amortization	74,957	74,023	69,895
Total operating expenses	472,461	483,120	488,941
Operating (loss) income	(9,051)	4,846	(3,519)
Other (expense) income:
	(845)	(577)	(500)
Other income, net	—	—	1,211
(Loss) income before income taxes	(9,896)	4,269	(2,808)
Income tax expense	(926)	(6,591)	(5,176)
Net loss	$(10,822)	$(2,322)	$(7,984)
Net loss per common share:
Basic	$(0.36)	$(0.08)	$(0.27)
Diluted	$(0.36)	$(0.08)	$(0.27)
Weighted average common shares outstanding:
Basic	30,200	29,482	29,224
Diluted	30,200	29,482	29,224
See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Amounts in thousands)

	Common Stock		Additional Paid-in Capital		Total Stockholders’ Equity
	Shares	Par Value		Accumulated Deficit
Balance at December 31, 2010	29,577	$296	$299,501	$(126,676)	$173,121
Exercise of stock options	35	—	316	—	316
Issuance of employee benefit plan stock	153	2	2,544	—	2,546
Issuance of employee bonus plan stock	31	—	220	—	220
Share-based compensation from options to employees	—	—	3,544	—	3,544
Share-based compensation from restricted shares to employees	—	—	7,284	—	7,284
Share-based compensation for non-employees	—	—	(150)	—	(150)
Vesting of restricted shares	534	6	(6)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(153)	(2)	(1,883)	—	(1,885)
Shares repurchased under our publicly announced share repurchase program	(1,264)	(13)	—	(13,012)	(13,025)
Net loss	—	—	—	(7,984)	(7,984)
Balance at December 31, 2011	28,913	$289	$311,370	$(147,672)	$163,987
Exercise of stock options	474	4	1,837	—	1,841
Issuance of employee benefit plan stock	313	3	2,572	—	2,575
Issuance of employee bonus plan stock	97	1	694	—	695
Share-based compensation from options to employees	—	—	1,427	—	1,427
Share-based compensation from restricted shares to employees	—	—	7,124	—	7,124
Share-based compensation for non-employees	—	—	83	—	83
Vesting of restricted shares	569	6	(6)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(192)	(2)	(1,517)	—	(1,519)
Shares repurchased under our publicly announced share repurchase program	(250)	(2)	—	(2,003)	(2,005)
Net loss	—	—	—	(2,322)	(2,322)
Balance at December 31, 2012	29,924	$299	$323,584	$(151,997)	$171,886
Exercise of stock options	264	2	1,042	—	1,044
Issuance of employee benefit plan stock	293	3	2,632	—	2,635
Issuance of employee bonus plan stock	283	3	2,030	—	2,033
Share-based compensation from options to employees	—	—	1,011	—	1,011
Share-based compensation from restricted shares to employees	—	—	5,925	—	5,925
Share-based compensation for non-employees	—	—	37	—	37
Vesting of restricted shares	567	6	(6)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(243)	(2)	(1,843)	—	(1,845)
Shares repurchased under our publicly announced share repurchase program	(778)	(8)	—	(5,286)	(5,294)
Net loss	—	—	—	(10,822)	(10,822)
Balance at December 31, 2013	30,310	$303	$334,412	$(168,105)	$166,610
See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the year ended December 31,
	2013	2012	2011
Operating Activities:
Net loss	$(10,822)	$(2,322)	$(7,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	74,957	74,023	69,895
Deferred taxes	331	5,495	4,302
Provision for doubtful accounts	4,358	5,666	6,540
Other non-cash income, net	—	—	(1,211)
Non-cash share-based compensation	10,439	13,140	14,149
Change in acquisition-related contingent consideration	—	23	(466)
Changes in operating assets and liabilities:
Accounts receivable	(3,174)	(4,123)	(6,527)
Inventory	142	304	471
Prepaid expenses and other current assets	(1,630)	(2,946)	2,362
Other assets	(16)	(722)	(748)
Accounts payable	(3,819)	1,403	(726)
Other liabilities	(7,815)	(650)	(4,183)
Net cash provided by operating activities	62,951	89,291	75,874
Investing Activities:
Purchases of property and equipment	(56,226)	(61,605)	(77,604)
Additional acquisition consideration	—	(4,950)	(1,180)
Decrease (increase) in restricted cash	—	1,295	—
Net cash used in investing activities	(56,226)	(65,260)	(78,784)
Financing Activities:
Taxes paid on vested restricted shares	(1,845)	(1,519)	(1,885)
Principal payments of capital lease obligations	(2,241)	(64)	—
Proceeds from short-term borrowings	—	4,250	—
Repayment of short-term borrowings	—	(4,250)	—
Financing issuance costs	(130)	(185)	(348)
Proceeds from exercise of stock options	1,044	1,841	316
Repurchase of common stock	(5,294)	(2,005)	(13,025)
Net cash used in financing activities	(8,466)	(1,932)	(14,942)
Net (decrease) increase in cash and cash equivalents	(1,741)	22,099	(17,852)
Cash and cash equivalents at beginning of period	30,620	8,521	26,373
Cash and cash equivalents at end of period	$28,879	$30,620	$8,521
Supplemental disclosure:
Interest paid	$676	$404	$295
Income taxes paid, net of refunds	$142	$1,730	$654
Non-cash purchases of property and equipment	$13,920	$8,333	$87
See accompanying notes.

CBEYOND, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013
(Amounts in thousands, except per share amounts)
1. Description of Business
Cbeyond, Inc., the technology ally for small and mid-sized businesses, incorporated in Delaware on March 28, 2000.
We enable our customers to focus on their core business activities by shifting the burden of IT infrastructure management to us. Our services include cloud applications such as Microsoft® Exchange, data center infrastructure-as-a-service, cloud PBX phone systems, Microsoft® SQL Server®, Metro Ethernet, broadband Internet access, MPLS services, VPN services, mobile voice and data, information security, local and long distance voice services, administration management, and professional services to migrate and manage customer environments. We market our service offerings under four product families: TotalNetwork, TotalVoice, TotalCloud, and TotalAssist. We sell these products stand-alone or combine them into a range of bundles to satisfy the individual needs of our customers. We operate as one reportable segment based upon the financial information that our Chief Executive Officer, who is the chief operating decision maker, regularly reviews to decide how to allocate resources and assess performance.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Cbeyond, Inc. and its wholly-owned subsidiary Cbeyond Communications, LLC. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, services are provided or device delivery has occurred, the fee is fixed or determinable, and collectability is reasonably assured. Revenue derived from monthly recurring charges, primarily for the IT and communication services included within customers' bundles, is billed in advance and deferred until earned. Revenue derived from services that are not included in monthly recurring charges is recognized as services are provided and billed in arrears. Non-recurring charges primarily relate to services in excess of those included in customers' bundles and terminating access fees from other carriers.
We offer customers certain Web-based services that are hosted on our technology infrastructure. We do not provide customers a license to the related software applications. We also offer cloud-based services such as virtual and physical servers and cloud PBX. The related revenue is recognized on a monthly subscription basis, or straight-line, over the respective periods in which the services are provided.
Customers who elect to receive mobile service must purchase the mobile handsets directly from us. Mobile handset revenue is recognized at the time of shipment when title to the handset passes to the customer and is net of any handset discounts offered to the customer. The net handset revenue is typically less than our cost of the handsets, and we recognize this loss at the time of shipment to the customer. For contracts that involve the bundling of services, revenue is allocated to the services based on their relative selling price, subject to the requirement that revenue recognized is limited to the amounts that are not contingent upon the delivery of additional products or services to the customer in the future. Mobile handset revenue totaled $1,092, $1,527, and $1,839 in 2013, 2012, and 2011, respectively.
Revenue from access charges paid to us by other communications companies to terminate calls to our customers totaled $5,874, $7,442, and $7,568 in 2013, 2012, and 2011, respectively.
We recognize revenue and cost of revenue on a gross basis for certain taxes assessed by governmental authorities that are imposed on and concurrent with specific revenue-producing transactions between us and our customers. These taxes and surcharges primarily include universal service fund charges and totaled $14,794, $13,375, and $12,692 in 2013, 2012, and 2011, respectively.

If we generate revenue for customer installation services, it is deferred along with a portion of the installation costs, up to the amount of installation revenue collected. The deferred installation revenue and deferred installation costs are recognized over the term of the customer contract.
We offer certain marketing promotions in the form of various customer rebates and reimbursements that we recognize as reductions of revenue over the period in which they are earned. We refer to unclaimed rebates and reimbursements as “breakage” and estimate future breakage rates based on historical experience. We record promotions net of estimated breakage once we gain sufficient historical experience and adjust estimated breakage rates as we accumulate additional historical data. When we lack sufficient historical experience to estimate breakage we record these promotions as a reduction to revenue at their maximum amounts. Changes in estimated breakage rates resulted in a favorable impact of $222, $383 and $39 in 2013, 2012, and 2011, respectively.
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
The allowance for doubtful accounts is established based upon the amount we ultimately expect to collect from customers and is estimated based on a number of factors, including customers' abilities to meet their financial obligations to us, as well as general factors, such as the length of time receivables are past due, historical collection experience, customer churn rates, and the general economic environment. Customer accounts are generally considered delinquent when payments are forty-five days past due and the service disconnection process begins. Customer accounts are typically written off against the allowance sixty to ninety days after service disconnection, when our direct collection efforts cease. Bad debt expense totaled 0.9%, 1.2%, and 1.3%, of revenue during 2013, 2012, and 2011, respectively.
The following table summarizes the change in our allowance for doubtful accounts during 2013, 2012 and 2011:

	Balance at Beginning of Year	Bad Debt Expense	Less Deductions (1)	Balance at End of Year
2013	$2,240	$4,358	$(4,565)	$2,033
2012	2,608	5,666	(6,034)	2,240
2011	$2,354	$6,540	$(6,286)	$2,608

(1)	Represents accounts written off during the period less recoveries of accounts previously written off.
Cash and Cash Equivalents
Cash and cash equivalents consist of bank deposits. We consider all highly liquid investments with original maturities of three months or less when acquired to be cash equivalents.
Inventories
Inventories consist primarily of new and refurbished mobile handsets. We state our inventories at the lower of cost, using the first-in, first-out method, or market. We also assess the valuation of mobile devices purchased through firm, non-cancelable commitments and record a reserve for anticipated losses. As of December 31, 2013, we do not have any reserves for expected losses related to these commitments.
The cost of mobile handsets is included in cost of revenue upon shipment to a customer. Shipping and handling costs incurred in conjunction with the sale of inventory are also included as an element of cost of revenue.
Property and Equipment
Property and equipment are stated at cost and depreciated, once placed in service, over their estimated useful lives using the straight-line method. Depreciation expense on property and equipment was $73,734, $72,740, and $68,636, which includes amortization of property and equipment acquired under capital lease obligations of $1,241, $108, and $81 in 2013, 2012, and 2011, respectively.
Repair and maintenance costs are expensed as incurred. We pay certain equipment maintenance costs in advance under multi-year maintenance contracts, which are included in prepaid expenses and other non-current assets, and amortize these costs to expense over the term of the maintenance contract.

We capitalize certain internal-use software development costs. These costs are amortized to expense over the useful life of the related asset, which is generally a period of three years. During 2013, 2012, and 2011, we capitalized costs of $15,022, $21,778 and $17,923, respectively, associated with these software development efforts.
We routinely offer certain programs to our customers whereby we will directly pay third party vendors for the costs of installing hardware necessary to provide service at the customer's location. We capitalize these costs and classify them as network equipment. During 2013, 2012, and 2011, we capitalized $855, $1,826, and $2,509, respectively, of vendor installation program costs.
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
We also lease data center, sales office, and corporate office facilities under operating lease agreements that range from 2 to 11 years. Our lease agreements generally have lease renewal options that are at our discretion and vary in duration. During 2013, 2012, and 2011, we recognized rent expense of $9,398, $9,547 and $9,481, respectively. Rent increases, rent holidays, leasehold incentives, and other provisions are recognized on a straight-line basis over the lease term. We capitalized leasehold improvement allowances of $711, $0, and $87 during 2013, 2012, and 2011, respectively.
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
We recognize the benefit of uncertain tax positions when the position taken, or expected to be taken, in a tax return is more likely than not to be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that is more likely than not to be realized upon ultimate settlement. As of December 31, 2013 and 2012, we do not have any significant unrecognized tax benefits.
We recognize interest and penalties related to unrecognized tax benefits as components of our income tax provision. We do not have any interest and penalties accrued, as of December 31, 2013 and 2012, related to unrecognized tax benefits.
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
The identification of reporting units and determination of fair value requires judgment. We have chosen October 1 as our annual impairment test date. Goodwill has been assigned to the Company’s one consolidated reporting unit. We test goodwill at the reporting unit level using an approach that considers market value, market multiple, and discounted cash flow methodologies. Discounted cash flow methodologies represent a level 3 fair value measurement as defined under ASC 820, Fair Value Measurements and Disclosures, since the inputs are not readily observable in the marketplace.
Our annual testing as of October 1, 2013 did not result in an impairment of goodwill as the fair value of the Company was determined to be in excess of its carrying value. If an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its carrying value, goodwill will be evaluated for impairment between annual tests.

Intangible assets, including developed technology, in-process development, customer relationships, non-compete agreements, and trade names arising principally from acquisitions are recorded at cost and then amortized to operating expense over their estimated useful lives.
Impairments and Other Losses on Long-Lived Assets
We evaluate our long-lived assets used in operations (primarily property and equipment) and intangible assets subject to amortization when events or changes in circumstances indicate that the assets might be impaired. If our review indicates that the carrying value of an asset will not be recoverable, based on a comparison of the carrying value of the asset to the net undiscounted future cash flows, the impairment will be measured by comparing the carrying value of the asset to its fair value. Fair value is determined based on quoted market values, discounted cash flows, and appraisals. Our review is at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets.
We occasionally upgrade equipment and software due to obsolescence before the end of its originally estimated useful life and incur losses on the remaining net book value. In addition, we incur losses on the remaining net book value of our equipment that we are unable to recover from former customers. This equipment resides at customer locations to enable connection to our network. These losses are recorded as depreciation and amortization expense in cost of revenue and totaled $2,920, $3,315, and $3,394 during 2013, 2012, and 2011, respectively. We recorded accelerated depreciation of $347 and $682 in 2013 and 2012, respectively, as a result of our strategic realignment (see Note 10 to the Consolidated Financial Statements).
Marketing Costs
We expense marketing costs, including advertising costs, as they are incurred. Such costs amounted to $2,523, $2,343, and $2,739 during 2013, 2012, and 2011, respectively.
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
Fair Value
The carrying amount reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable and accounts payable equals or approximates their respective fair values due to their short maturities.
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
3. Accounting Standards
Recently Adopted Accounting Standards
In February 2013, the Financial Accounting Standards Board (or "FASB") issued amended guidance on providing information about the amounts reclassified out of accumulated other comprehensive income. The new guidance requires an entity to present, either on the face of the financial statements or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional details about those amounts. This guidance is effective for reporting periods beginning after December 15, 2012, and is applied prospectively. As we do not currently have components of other comprehensive income, the adoption of this guidance did not have any effect on our Consolidated Financial Statements.

Recently Issued Accounting Standards
In July 2013, the FASB issued amended guidance that requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This amended guidance does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. We plan to adopt this guidance on January 1, 2014 and do not expect it to have a material impact on our Consolidated Financial Statements.
4. Earnings per Share
Basic and Diluted Net Loss per Share
We calculate basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Our diluted net loss per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net loss per share. We were in a net loss position in 2013, 2012, and 2011, resulting in no difference between basic net loss per share and diluted net loss per share.
The following table summarizes our basic and diluted net loss per share calculations:

	Year ended December 31,
	2013	2012	2011
Net loss	$(10,822)	$(2,322)	$(7,984)
Basic weighted average common shares outstanding	30,200	29,482	29,224
Effect of dilutive securities	—	—	—
Diluted weighted average common shares outstanding	30,200	29,482	29,224
Basic loss per common share	$(0.36)	$(0.08)	$(0.27)
Diluted loss per common share	$(0.36)	$(0.08)	$(0.27)
The following table summarizes our unexercised stock options and unvested restricted stock that were not included in the diluted net loss per share calculations because they were anti-dilutive:

	Year ended December 31,
	2013	2012	2011
Anti-dilutive shares	4,441	4,955	5,135
5. Goodwill and Intangible Assets
During 2010, we acquired substantially all of the net assets of privately-held MaximumASP, LLC, MaximumCOLO, LLC, and Maximum Holdings, LLC (collectively known as “MaximumASP”) and acquired 100% of the outstanding voting stock of privately-held Aretta Communications, Inc. (or “Aretta”). We recognized goodwill of $19,814 associated with these acquisitions, of which $17,186 is deductible for income tax purposes. Our goodwill is primarily attributable to the synergies relating to our sales and marketing channels.
The following table provides information regarding our definite-lived intangible assets:

				December 31, 2013			December 31, 2012
	Useful life range (years)			Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Customer relationships		10		$7,770	$(2,461)	$5,309	$7,770	$(1,684)	$6,086
Developed technology	3	to	4	1,572	(1,286)	286	1,572	(888)	684
Trade name	2	to	3	204	(204)	—	204	(156)	48
Non-compete agreements		2		63	(63)	—	63	(63)	—
Total				$9,609	$(4,014)	$5,595	$9,609	$(2,791)	$6,818

Customer relationships were derived from the MaximumASP acquisition and were assigned based on the valuation of single and multi-year customer contracts that are subject to extension, renewal, or termination. In estimating the fair value of these assets, we assumed renewal of these contracts at a rate consistent with MaximumASP's historical experience.
Amortization expense on intangible assets was $1,223, $1,284 and $1,259 during 2013, 2012 and 2011, respectively. Intangible assets are recorded at cost and are amortized on a straight-line basis over their estimated lives. The weighted-average useful life of all identifiable intangible assets is 8.8 years.
Amortization expense on intangible assets for the next five years is expected to be as follows:

Year ending December 31,	Amount
2014	$1,063
2015	777
2016	777
2017	777
2018	777
6. Property and Equipment
The following table provides information regarding our property and equipment:

	Useful life range (years)			December 31, 2013	December 31, 2012
Owned assets:
Land				$675	$675
Building		20		5,500	5,500
Network equipment	2	to	7	310,494	294,508
Leasehold improvements	3	to	10	28,581	27,970
Computers and software	2	to	5	201,927	177,112
Furniture and fixtures	5	to	7	7,615	7,841
Construction-in progress				19,425	19,128
Total owned assets				574,217	532,734
Less accumulated depreciation and amortization				(439,607)	(384,664)
Total owned assets, net				134,610	148,070
Assets under capital lease:
IRU (1)		20		17,553	8,367
Network equipment		4		2,669	1,591
Computers and software	2	to	5	545	—
Total assets under capital lease				20,767	9,958
Less accumulated depreciation and amortization				(1,619)	(404)
Total assets under capital lease, net				19,148	9,554
Property and equipment, net				$153,758	$157,624

(1)	We purchase network capacity under long-term contracts for the indefeasible right of use (or “IRU”) of fiber network infrastructure owned by others.

7. Other Liabilities
The following table summarizes significant components of other liabilities:

	December 31, 2013	December 31, 2012
Accrued bonus	$6,945	$11,953
Accrued other compensation and benefits	2,627	3,260
Accrued other taxes	5,426	4,173
Accrued promotions	397	534
Deferred rent	2,469	2,261
Other accrued expenses	1,956	2,123
Other accrued liabilities	19,820	24,304
Non-current deferred rent	4,544	5,656
Non-current deferred tax liability	1,247	791
Non-current other accrued expenses	1,558	1,275
Other non-current liabilities	$7,349	$7,722
8. Debt
The following table summarizes significant components of debt:

	December 31, 2013	December 31, 2012
Fiber Loan	$2,000	$2,000
Fiber capital lease obligation	14,298	4,678
Equipment capital lease obligation	2,539	1,591
Total debt	18,837	8,269
Current portion of long-term debt	3,963	1,322
Non-current portion of long-term debt	$14,874	$6,947
Credit Facility
We are party to a credit agreement with Bank of America (or “Credit Facility”), which provides for a $75,000 secured revolving line of credit and a $10,000 senior secured delayed draw term loan (or “Fiber Loan”). Our Credit Facility is available to finance working capital, capital expenditures, and other general corporate purposes.
On March 31, 2012, we entered into the sixth amendment of the Credit Facility to increase the allowable capital lease amounts to $30,000. On May 2, 2012, we amended and restated our Credit Facility to provide a senior secured delayed draw term loan of $10,000. On March 4, 2013, we entered into the first amendment to the amended and restated Credit Facility to increase the allowable capital lease and permitted acquisitions amounts to $60,000. We also amended the financial covenants of the Credit Facility, replacing the covenants requiring us to maintain minimum levels of Adjusted EBITDA and maximum levels of annual capital expenditures with a covenant requiring us to maintain a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio. Additionally, we extended the maturity date of the Credit Facility (including the Fiber Loan) to May 2, 2018 and extended the draw period of the Fiber Loan to December 31, 2014. Fiber Loan principal payments are due in quarterly installments beginning March 31, 2015 through the maturity date of May 2, 2018.
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
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, pay cash dividends, sell or acquire assets, and grant security interests in our assets. The credit agreement also contains certain customary negative covenants; representations and warranties; affirmative covenants; notice provisions; indemnifications; and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain a consolidated fixed charge coverage ratio greater than or equal to 1.2 to 1.0. As of December 31, 2013, we are in compliance with all applicable covenants.
As of December 31, 2013, we had no outstanding borrowings, utilized $1,345 for letters of credit, and had $73,655 in remaining availability under our revolving line of credit. Under our Fiber Loan, we had $2,000 outstanding at an annual interest rate of 1.9% and had remaining availability of $8,000 as of December 31, 2013.
Borrowings under the Credit Facility, including our Fiber Loan, approximate fair value due to their variable interest rates and are based on Level 2 inputs. We value long-term debt using market and/or broker ask prices when available. When not available, we use a standard credit adjusted discounted cash flow model.
As of December 31, 2013, our future anticipated interest payments and Fiber Loan principal payments will be due as follows:

Year ending December 31,	Fiber loan payments	Anticipated interest payments (1)
2014	$—	$332
2015	571	300
2016	571	300
2017	571	300
2018	287	99
Thereafter	—	—
Total	$2,000	$1,331

(1)	Anticipated interest payments include commitment fees related to our Credit Facility.
9. Commitments
Equipment Capital Leases
During 2013 and 2012, we took delivery of leased servers and computer equipment with minimum capital lease obligations of $1,623 and $1,591, respectively. Effective interest rates for equipment capital leases range from 2.0% to 5.40%. Fixed monthly payments for equipment under capital leases will be made through December 2017.

Fiber Capital Leases
The amendments to our Credit Facility were made in connection with our strategic initiative to focus on technology-dependent customers while delivering higher network bandwidth at a lower overall cost. Starting in March 2012, we began acquiring fiber network assets in multiple markets primarily under capital leases. Our contracts include commitments expected to be satisfied through monthly payments over a 5 to 20-year period, and commitments expected to be satisfied through lump sum payments as delivery milestones are met. During 2013 and 2012, we took delivery of fiber assets with future minimum capital lease obligations of $11,586 and $6,742, respectively. In connection with our pending litigation, as discussed in Note 16 to the Consolidated Financial Statements, we have rescinded an agreement with one of our fiber providers. In March 2012, we obtained the indefeasible rights to use certain fiber network assets from this provider and incurred future minimum capital lease obligations of $2,400. This obligation was partially satisfied in May 2012 through a $2,000 lump sum payment directly funded by our Fiber Loan. We expected to utilize our Fiber Loan to directly fund all lump sum payments to this provider. As a result of the contract rescission, during the third quarter of 2013, we wrote off the $2,400 of related fiber network assets and the remaining $400 obligation, resulting in an expense of $2,000 included in depreciation and amortization.

As of December 31, 2013, capital lease obligations to equipment and fiber network providers will be payable as follows:

Year ending December 31,	Equipment lease obligations	Fiber lease obligations	Total
2014	$997	$3,027	$4,024
2015	864	3,022	3,886
2016	735	3,022	3,757
2017	98	2,947	3,045
2018	—	1,435	1,435
Thereafter	—	2,571	2,571
Total minimum lease payments	2,694	16,024	18,718
Amount representing interest	(155)	(1,726)	(1,881)
Current portion of capital lease obligation	(976)	(2,987)	(3,963)
Non-current portion of capital lease obligation	$1,563	$11,311	$12,874
In addition to our fiber capital lease obligations, we have outstanding construction orders for fiber assets with future minimum lease payments of $7,592, for which we have obtained BAAs. We enter into BAAs with building owners in order to locate equipment on-site that will be used to serve tenants and also access building risers for interior wiring. We recognize these commitments as capital lease obligations after our fiber providers complete construction and we test and accept the fiber assets.
As of December 31, 2013, our commitments to fiber network providers, based on estimated acceptance dates of these fiber assets, will be payable as follows:

Year ending December 31,	Fiber lease commitments
2014	$1,199
2015	1,212
2016	1,212
2017	1,212
2018	1,212
Thereafter	1,545
Total minimum lease payments	$7,592
Also included in our fiber agreements are contractual maintenance fees that are due over the 20-year lease period and begin upon acceptance of the related fiber assets. Future maintenance fees for our fiber, including fiber for which we have obtained a BAA, totals $16,122 as of December 31, 2013.
We also have outstanding construction orders with potential future minimum lease payments of $23,903 for which we have not yet obtained BAAs. We do not expect to be able to obtain BAAs for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed in the future. Subsequent to December 31, 2013, we placed additional construction orders with potential future minimum lease payments of $8,028.
Operating Leases
We have entered into various non-cancelable operating leases, with expirations through September 2020, for office space used in our operations and for dedicated space within multi-tenant office buildings to locate equipment on-site for serving tenants. We also lease customer circuits, including T1lines and lit fiber, under agreements with minimum volume or term commitments in order to obtain more favorable pricing on a per circuit basis.
During the second quarter of 2013, we entered into a master lease agreement to lease lit fiber circuits for a 10-year period with minimum lease payments of $135 in 2014 and $450 annually from 2015 through 2024. Also during the second quarter of 2013, we executed a 10-year non-cancelable data center facility lease in Las Vegas, NV. The agreement includes two 5-year renewal options exercisable at the then fair market value. Minimum lease payments include $131 in 2014, $320 in 2015, $469 in 2016, $572 in 2017, $589 in 2018, and $3,163 thereafter.

As of December 31, 2013, obligations under these arrangements will be payable as follows:

Year ending December 31,	Operating leases	Circuit commitments
2014	$11,539	$9,360
2015	10,165	6,973
2016	6,520	2,779
2017	3,839	450
2018	2,716	450
Thereafter	5,308	2,700
Total	$40,087	$22,712
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
During 2013 and 2012, we incurred realignment costs in selling, general, and administrative expense of $2,156 and $2,236, respectively, which relate primarily to employee severances and facility exit costs. We also incurred accelerated depreciation of $347 in 2013 and $682 in 2012 relating to long-lived assets at certain closed or relocated sales offices.
The following table summarizes changes to the accrued liability associated with the strategic realignment:

	Employee costs (1)	Facility exit costs (2)	Other costs	Total
Accrued liability at December 31, 2011	$—	$—	$—	$—
Expense	1,431	696	109	2,236
Payments	(1,034)	(422)	(109)	(1,565)
Accrued liability, December 31, 2012	397	274	—	671
Expense	1,431	481	244	2,156
Accrual adjustment	(84)	—	—	(84)
Payments	(905)	(304)	(165)	(1,374)
Accrued liability at December 31, 2013	$839	$451	$79	$1,369

(1)	The remaining employee-related liability will be paid within 12 months and approximates fair value due to the short discount period.

(2)
Includes costs for relocating and consolidating certain leased offices. These charges were measured using fair value measurements with unobservable inputs (Level 3) and represent the present value of expected lease payments and direct costs to obtain a sublease, reduced by estimated sublease rental income. The timing and amount of estimated cash flows will continue to be evaluated each reporting period.

Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers. Our strategic transformation continued with the reorganization of leadership responsibilities in December 2013 and the elimination of certain positions throughout the Company in January 2014. Our actions in January 2014 included a workforce reduction plan to rebalance our resources to support the continued implementation of this strategy and to address the current financial impacts of our transformation, including reducing expenses to offset a portion of expected revenue declines and the compression of margins. This workforce reduction plan affected approximately 100 employees and resulted in $2,200 of additional realignment charges, consisting primarily of severance and medical benefits, recognized in the first quarter of 2014 when the extent of our action was determined and could be estimated. In early 2014, we also closed or downsized certain branch offices, incurring approximately $300 in losses under non-cancelable office leases and accelerated depreciation on long-lived assets.
11. Income Taxes
In 2013, we had a taxable loss, and therefore generated net operating loss carryforwards. Current income taxes recognized relate primarily to income taxes in states with gross receipts based taxes, which are due regardless of profit levels. In 2012, we utilized net operating loss carryforwards to offset taxable income and in 2011, we generated net operating loss carryforwards, which can offset future taxable income.

The current and deferred income tax provision for 2013, 2012, and 2011 are as follows:

	Year ended December 31,
	2013	2012	2011
Current:
Federal	$—	$194	$—
State	595	915	761
Total current	595	1,109	761
Deferred:
Federal	(1,434)	2,478	904
State	(501)	(24)	(126)
Increase in deferred tax liability for goodwill amortization	456	456	335
Change in valuation allowance	1,810	2,572	3,302
Total deferred	331	5,482	4,415
Income tax provision	$926	$6,591	$5,176
The current provision for federal income taxes during 2012 relates to the Alternative Minimum Tax (or "AMT") because we could only offset 90% of AMT taxable income with AMT net operating losses in those years. AMT payments result in a credit that can be used to offset regular income taxes due in future periods, when and if regular income tax is due.
The current provision for state income taxes during 2013, 2012, and 2011 were primarily a result of the Texas Margin Tax that totaled $595, $681, and $660 in 2013, 2012, and 2011, respectively. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate.
In recent years, certain restricted shares have vested where the market price on the vesting date was lower than the market price on the date the restricted shares were originally granted. This results in a lower actual tax deduction than is deducted for financial reporting purposes and a write-off of the deferred tax assets relating to the share-based compensation expense recognized for these shares. During 2013, 2012, and 2011, we wrote off deferred tax assets of $1,889, $1,235, and $1,883, respectively, with the charge going first to exhaust accumulated additional-paid-in-capital and the remainder charged to income tax expense. In addition, the valuation allowance against the related deferred tax assets was no longer required and was reduced as an income tax benefit.
The following table summarizes the significant differences between the U.S. federal statutory tax rate of 35% and our effective tax rate for 2013, 2012, and 2011:

	Year ended December 31,
	2013	2012	2011
Federal income tax provision at statutory rate	$(3,464)	$1,494	$(983)
State income taxes, net of federal benefit	57	587	394
Nondeductible expenses	303	272	265
Nondeductible share-based compensation costs	1,889	1,223	1,883
Adjustment for goodwill amortization	456	456	335
Provision to return adjustments	(125)	(5)	7
Other	—	(8)	(27)
Change in valuation allowance	1,810	2,572	3,302
Income tax provision	$926	$6,591	$5,176
The income tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective income tax bases give rise to deferred tax assets and liabilities.

The following table provides information regarding our deferred tax assets and liabilities:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Net operating loss (federal and state)	$31,324	$30,330
Deferred rent	2,682	3,006
Allowance for doubtful accounts	777	851
Accrued telecommunications liabilities	568	519
Accrued liabilities	1,648	1,630
Intangible assets	334	75
Share-based compensation expense	10,539	12,037
Other	6,014	4,894
Gross deferred tax assets	53,886	53,342
Deferred tax liabilities:
Property and equipment	11,288	15,013
Goodwill	1,247	791
Other	2,168	337
Gross deferred tax liabilities	14,703	16,141
Net deferred tax assets	39,183	37,201
Valuation allowance	(40,430)	(37,992)
Net deferred tax liabilities	(1,247)	(791)
Less non-current net deferred tax liabilities	1,247	791
Current net deferred tax liabilities	$—	$—
At December 31, 2013, we have federal net operating loss carryforwards of approximately $116,183 and state net operating loss carryforwards of $103,849, which begin expiring in 2021. The federal net operating loss carryforward consists of net operating losses unrelated to share-based compensation of $78,797, with a corresponding deferred tax asset of $27,579, and net operating losses related to share-based compensation of $37,386. We follow the "with and without approach,” including indirect effects, which considers the impact of share-based compensation deductions last when computing the tax benefits of share-based compensation. Under this approach, any regular income tax benefit derived from net operating losses related to share-based compensation is reflected as additional paid-in-capital at the time such benefit is realized.
Our net deferred tax assets, before valuation allowance, totaled $39,183 and $37,201 at December 31, 2013 and 2012, respectively, and primarily relate to net operating loss carryforwards. We maintain a valuation allowance, which reduces our deferred income tax assets to the amount that is more likely than not to be realized. As of December 31, 2013, our valuation allowance was $40,430, which is a full reserve against our net deferred tax assets. In addition to our fully reserved net deferred tax assets, we maintain a deferred tax liability of $1,247 related to goodwill amortization that is deductible for tax purposes but will likely remain non-deductible for book purposes.
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
The tax years 2010 to 2013, according to statute, remain open to examination by the major taxing jurisdictions to which we are subject. Due to the use of net operating losses generated in tax years prior to the statutory three-year limit, earlier tax years of 2002 to 2009 may also be subject to examination.

12. Employee Benefit Plan
401(k) Plan
We have a 401(k) Defined Contribution Retirement Plan (or “401(k) Plan”) for the benefit of eligible employees and their beneficiaries. All regular employees are eligible to participate in the Plan on the first day of the month following 90 days of employment. The 401(k) Plan provides for an employee deferral up to the dollar limit that is set by the Internal Revenue Service.
We have a commitment to contribute cash or shares to the 401(k) Plan at the end of each plan year, which equates to a matching contribution value as a percentage of eligible employee compensation. We match up to 3.5% of eligible compensation contributed by employees. We elect to fund our matching contribution in Company stock and the number of shares we contribute is based on the share price on the last day of the 401(k) Plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The 401(k) Plan does not limit the number of shares that can be issued to settle the matching contribution.
During 2013, 2012 and 2011, we recognized $2,644, $2,602 and $2,556, respectively, of share-based compensation expense relating to our matching contributions. We made a matching contribution of 384 shares of Company stock in February 2014 relating to the 401(k) Plan year ended December 31, 2013.
Deferred Compensation Plan
We maintain a self-directed, non-qualified, deferred compensation plan that provides supplemental retirement benefits in excess of limits imposed on qualified plans by U.S. tax laws for certain executives and other highly compensated employees. Participants may elect to defer receipt of a portion of their annual compensation and corporate bonus and invest these amounts in various investment choices.
Our deferred compensation obligation is included in other non-current liabilities and our deferred compensation plan assets are included in other non-current assets. As of December 31, 2013 and 2012, deferred compensation plan assets totaled $1,714 and $1,365 and deferred compensation plan liabilities totaled $1,348 and $1,071, respectively. Investment earnings, administrative expenses, changes in investment values, and increases or decreases in the deferred compensation obligation resulting from changes in the investment values are recorded in selling, general and administrative expense.
13. Share-Based Compensation Plans
Compensation expense for share-based awards, including those related to our 401(k) Plan and our corporate bonus plans, for 2013, 2012 and 2011 totaled $10,439, $13,140 and $14,149, respectively. As of December 31, 2013, we had 1,074 share-based awards available for future grant. We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock and stock purchase rights (collectively referred to as "share-based awards"). Beginning in 2013, service-based awards will generally vest over three years. Vesting of performance-based awards ranges from two to four years with the number of shares determined based upon the achievement of performance metrics. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans.
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
Under the terms of the awards granted in 2012, 50% of the share-based awards granted to our Chief Executive Officer and 30% of the share-based awards granted to certain other executive officers were earned based on achieving financial performance metrics. These awards were based upon attaining a certain financial performance metric in 2012 with 25% of these awards contingent upon sustaining this metric in 2013. These awards vest in 50% increments in 2014 and 2015. The number of performance-based restricted shares and options earned was 40 and 66, respectively, representing 120% of the target amount of shares awarded.
Beginning in 2013, 25% of the share-based awards granted to our Chief Executive Officer and certain other executive officers vest based on share price performance compared to the Russell 2000 Index over a 3-year period beginning January 1, 2013 and 25% of the share-based awards vest based upon attaining certain financial performance metrics over a 2-year period beginning on January 1, 2013. Each executive is granted a target number of shares and will ultimately earn between 0% and 150% of the target amount of shares based on performance. The fair value of awards with a market condition is determined using a Monte Carlo simulation. Assumptions used in the Monte Carlo valuation model include a risk-free rate of return of 0.3%, an expected term of 2.8years, and volatility of 48.6%. We considered historic and observable market data when determining these assumptions. Performance is dependent on 2014 results and thus has not been finalized as of December 31, 2013.
Stock Options
Options are granted at exercise prices determined by the closing price of our common stock on the grant date. Our current policy defines the grant date for options awarded during an internal transaction-restricted period as the second day following the next quarterly earnings release. Share-based option awards expire 10 years after the grant date.
The following table summarizes the weighted average grant date fair values and the trinomial option-pricing model assumptions that were used to estimate the grant date fair value of options:

	Year ended December 31,
	2013	2012	2011
Grant date fair value	$3.56	$3.77	$6.02
Expected dividend yield	—%	—%	—%
Expected volatility	52.6%	53.4%	53.2%
Risk-free interest rate	1.4%	1.4%	2.7%
Expected multiple of share price to exercise price upon exercise	1.9	2.0	2.0
Post vest cancellation rate	4.9%	2.9%	1.3%
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
The following table summarizes our option activity and weighted average exercise price:

	Year ended December 31,
	2013		2012		2011
	Options	Exercise price	Options	Exercise price	Options	Exercise price
Outstanding at beginning of year	3,298	$14.74	3,616	$14.20	3,705	$14.76
Granted	20	7.70	324	7.63	219	11.86
Exercised (1)	(264)	3.96	(474)	3.89	(35)	9.09
Forfeited or canceled	(348)	18.75	(167)	20.13	(272)	20.56
Expired	—	na	(1)	11.06	(1)	13.43
Outstanding, December 31, 2013 (2)	2,706	15.22	3,298	14.74	3,616	14.20
Vested and expected to vest at end of year (3)	2,676	$15.15	3,288	$14.75	3,586	$14.19

(1)	The total intrinsic value of options exercised during 2013, 2012, and 2011 was $765, $2,091, and $167, respectively.

(2)
The total outstanding awards as of December 31, 2013 includes 87 performance options of which 13 vested in 2013 and are exercisable as of December 31, 2013. The remaining 74 outstanding performance options are unvested as of December 31, 2013.

(3)	As of December 31, 2013, the aggregate intrinsic value of options vested and expected to vest was $27.
The following table summarizes our options outstanding and exercisable as of December 31, 2013:

	Outstanding			Exercisable
Range of exercise prices	Options outstanding	Weighted average remaining life (years)	Weighted average exercise price	Options exercisable (1)	Weighted average remaining life (years)	Weighted average exercise price
$6.00 to $9.00	309	8.3	$7.56	82	8.2	$7.38
$9.01 to $12.00	1,047	1.7	11.53	1,037	1.6	11.55
$12.01 to $15.00	428	6.0	12.79	324	5.7	12.78
$15.01 to $18.00	176	4.8	15.96	176	4.8	15.96
$18.01 to $22.00	410	3.8	19.73	410	3.8	19.73
Over $22.00	336	3.2	$30.96	336	3.2	$30.96
	2,706			2,365

(1)	As of December 31, 2013, the aggregate intrinsic value of options exercisable was $12.

As of December 31, 2013, unrecognized share-based compensation expense related to unvested stock option awards totaled approximately $788 and is expected to be recognized over a weighted-average period of 1.7 years.
Restricted Shares
During 2013, 2012 and 2011, we granted 1,070, 1,240 and 565 restricted shares, respectively. In 2010, we canceled 190 performance-based restricted shares where the vesting was not probable based on the performance criteria. Affected executives were granted 160 shares of restricted stock that vested in 50% increments in 2011 and 2012. The shares were awarded at a total grant-date fair value of $2,032. We recognized $172 and $1,007 of share-based compensation expense for these awards during 2012 and 2011, respectively.
In 2012, the Board of Directors approved a grant of restricted shares to certain executive officers, excluding our Chief Executive Officer. The restricted shares include 375 shares that vest based on our share price performance compared to the Russell 2000 Index over a 2-year period beginning October 1, 2012. Each executive is granted a target number of shares and will ultimately earn between 0% and 150% of the target amount of shares based on our share price performance. The shares awarded had a total grant-date fair value of $3,686. The fair value of performance awards with a market condition is determined using a Monte Carlo simulation. The Monte Carlo valuation model simulates a range of possible future stock prices for the Company and the Russell 2000 Index to estimate the probability that a vesting condition will be achieved. Assumptions used in the Monte Carlo valuation model include a risk-free rate of return of 0.3%, an expected term of 2.0 years, and volatility of 49.7%. We considered historic and observable market data when determining these assumptions. Expense is recognized ratably over the performance period. We recognized $986 and $480 of share-based compensation expense for these awards during 2013 and 2012, respectively.
The following table summarizes our restricted share award activity:

	Market or performance-based RSAs	Weighted average grant-date fair value	Service-based RSAs (5)	Weighted average grant-date fair value
Outstanding at December 31, 2010	—	$—	1,313	$15.53
Granted	10	14.44	555	13.04
Vested (1)	—	—	(564)	16.06
Canceled	—	—	—	—
Forfeited	—	—	(128)	14.10
Performance Adjustment	—	—	na	na
Outstanding at December 31, 2011	10	$14.44	1,176	$13.94
Granted	414	9.66	826	8.08
Vested (1)	(3)	14.44	(663)	13.32
Canceled	—	—	—	—
Forfeited	—	—	(167)	13.05
Performance Adjustment (2)	(1)	14.44	na	na
Outstanding at December 31, 2012	420	$9.72	1,172	$10.29
Granted	189	6.49	881	7.37
Vested (1)	(4)	12.99	(847)	9.21
Canceled	—	—	—	—
Forfeited	(62)	8.71	(203)	8.92
Performance Adjustment (3)	4	7.97	—	—
Outstanding at December 31, 2013 (4)	547	$8.69	1,003	$8.90

(1)	The fair value of restricted shares that vested during 2013, 2012, and 2011 was $6,654, $5,157, and $6,766, respectively.

(2)	Based on our financial performance, the March 2011 performance grant will pay out at 90%.
(3) Based on our financial performance, the March 2012 performance grant will pay out at 120%.
(4) Our market and performance-based awards are included in the preceding table at target amounts and are adjusted, as necessary, in the period that the market or performance condition is satisfied. The maximum number of awards that may vest is 859.
(5) Shares contributed to our 401(k) Plan are excluded from the table above.
As of December 31, 2013, unrecognized share-based compensation expense related to unvested restricted share awards outstanding totaled approximately $6,654 and is expected to be recognized over a weighted-average period of 1.5 years.

Consistent with the prior year, 20% of our corporate bonus plan will be settled with shares of Company common stock. The plan does not limit the number of shares that can be issued to settle the obligation. The shares earned by participants vest at various points in the following year. During 2013, 2012, and 2011 we recognized share-based compensation expense related to our corporate bonus plans of $1,237, $2,182, and $917, respectively. Based on the December 31, 2013 share price, 140 shares would be required to satisfy the $966 obligation relating to our 2013 corporate bonus plan as of December 31, 2013, assuming all participants were fully vested as of December 31, 2013.
14. Segment Information
Our Chief Executive Officer is the Chief Operating Decision Maker (or “CODM”). Our CODM assesses performance on a product-oriented basis by reviewing financial results on a consolidated basis accompanied by disaggregated revenue information by service offering. Accordingly, as of December 31, 2013 we operate our business as one reportable segment.
The following table provides information regarding revenue by service offering:

	Year ended December 31,
	2013	2012	2011
Network, Voice and Data	$433,552	$463,289	$464,659
Managed Hosting and Cloud	29,858	24,677	20,763
Total revenue	$463,410	$487,966	$485,422
15. Share Repurchase Program
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
On July 24, 2013, Cbeyond's Board of Directors authorized the repurchase of up to $20,000 of Cbeyond common shares over a 2-year period. During 2013, we purchased $5,294 in outstanding shares, representing 778 shares at an average price of $6.81 per share.
Repurchases are made on an opportunistic basis depending on prevailing market conditions, liquidity requirements, contractual restrictions, and other discretionary factors. Repurchases can be made from time to time in open market purchases, privately negotiated transactions, or otherwise. Repurchased shares are retired and are no longer issued and outstanding, but remain authorized shares.
16. Contingencies
Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business such as product liability, employee, personal injury, and other matters. We establish a liability with respect to contingencies when a loss is probable and we are able to reasonably estimate such loss. We believe that we have adequately reserved for these liabilities as of December 31, 2013. For certain matters in which the Company is involved, for which a loss is reasonably possible, we are unable to reasonably estimate a loss. While the ultimate resolution of and costs related to these matters are uncertain, we do not believe that any of these pending matters, individually or in the aggregate, could have a material adverse effect on our results of operations, financial condition, or liquidity.
As of the date of this filing, we are involved in the preliminary stage of a lawsuit with FiberLight, LLC (or "FiberLight") that we filed on August 15, 2013 in the Superior Court of Cobb County, Georgia. Among other allegations, we claim that FiberLight fraudulently represented that it owned certain fiber network assets and necessary appurtenances. We believe this ownership is material as it impacts FiberLight's ability to timely and properly complete the build-out of the network, conduct rapid repairs during the useful life of the network, and ultimately transfer ownership of the network to Cbeyond. We have rescinded the agreement with FiberLight and are seeking a return of the $2,000 paid to FiberLight plus prejudgment interest as well as compensatory and consequential damages, punitive damages, and reimbursement of costs incurred to pursue legal action. FiberLight has filed a counterclaim asserting that Cbeyond breached its contract with FiberLight and seeking contract-related damages. Discovery in the case is not yet complete, and it is not possible to predict the outcome.
Our dispute with FiberLight relates primarily to one geographical market and does not affect any buildings where fiber circuits have already been constructed. We have placed orders for fiber circuits with an alternative fiber provider in the affected area.

In light of these events, during the third quarter of 2013 we wrote off the $2,400 of related fiber network assets and the remaining capital lease obligation of $400, resulting in an expense of $2,000 included in Depreciation and amortization. We have also updated our commitment disclosures within Note 9 to the Consolidated Financial Statements to reflect the rescission of this contract.
Triennial Review Remand Order
The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted new rules, effective in March 2005, governing the obligations of ILECs to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to a 2-year statutory back billing period limitation and are reversed as telecommunication cost recoveries once they pass the applicable back billing period, or once a settlement agreement is reached that may relieve a previously recognized liability. As of December 31, 2013 and December 31, 2012, respectively, our accrual for TRRO totaled $1,486 and $1,207.
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
Dissolution of Captive Leasing Subsidiaries
Effective December 31, 2006, we dissolved and collapsed our captive leasing subsidiaries. These subsidiaries historically purchased assets sales tax-free and leased the assets to our operating companies as a means of preserving cash flow during our start-up phase of operations. During 2006, we determined that the nature of our operations and experience with asset duration did not justify the administrative cost and effort of maintaining these subsidiaries. In connection with the dissolution, a final accounting of all activity under the leasing subsidiaries was performed, and certain sales tax underpayments were identified and accrued. These liabilities, along with other liabilities related to the captive leasing subsidiaries that existed at the time of collapse, are included in Other accrued liabilities. Over time, we have adjusted the liabilities related to captive leasing subsidiaries for any statutory periods that have expired. During 2011, we recorded the remainder of these liabilities because all statutory periods expired as of March 31, 2011, resulting in a benefit of $1,204 to Other income, net.

17. Selected Quarterly Financial Data (unaudited)

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$119,946	$118,215	$113,731	$111,518
Gross profit (exclusive of depreciation and amortization)	81,158	78,724	75,913	72,420
Depreciation and amortization expense	17,605	18,460	20,077	18,815
Operating (loss) income	(218)	424	(4,858)	(4,399)
(Loss) income before income taxes	(371)	228	(5,125)	(4,628)
Net loss (1)	(556)	(41)	(5,338)	(4,887)
Net loss per common share—basic (3)	$(0.02)	$—	$(0.18)	$(0.16)
Net loss per common share—diluted (3)	$(0.02)	$—	$(0.18)	$(0.16)

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$123,843	$123,762	$121,491	$118,870
Gross profit (exclusive of depreciation and amortization)	83,359	83,598	82,816	79,611
Depreciation and amortization expense	18,876	18,370	18,172	18,605
Operating (loss) income	(1,325)	5,643	4,060	(3,532)
(Loss) income before income taxes	(1,452)	5,499	3,922	(3,700)
Net (loss) income (2)	(1,194)	2,694	1,953	(5,775)
Net (loss) income per common share—basic (3)	$(0.04)	$0.09	$0.07	$(0.19)
Net (loss) income per common share—diluted (3)	$(0.04)	$0.09	$0.06	$(0.19)
(1) We incurred realignment costs (including accelerated depreciation) of $467, $0, $401, and $1,635 in the first, second, third, and fourth quarters of 2013, respectively.
(2) We incurred realignment costs (including accelerated depreciation) of $2,322, $284, $0, and $312 in the first, second, third, and fourth quarters of 2012, respectively.
(3) Basic and diluted net earnings per share are computed independently for each of the quarters presented. As such, the summation of the quarterly amounts may not equal the total basic and diluted net income per share reported for the year.

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
Management's Annual Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of our Chief Executive Officer and Chief Financial Officer, management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our internal control over financial reporting, which appears in Item 8 of this report.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this Item 10 will be contained in our definitive proxy statement issued in connection with the 2014 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.
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
The information required by this Item 11 will be contained in our definitive proxy statement under the captions “The Board of Directors and Committees,” “Executive Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Interlocks and Participation” issued in connection with the 2014 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 will be contained in our definitive proxy statement under the captions “Security Ownership of Certain Beneficial Owners” and "Equity Compensation Plan Information" issued in connection with the 2014 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 will be contained in our definitive proxy statement under the caption “Certain Relationships and Related Transactions” issued in connection with the 2014 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item 14 will be contained in our definitive proxy statement under the caption “Ratification of Independent Registered Public Accounting Firm” issued in connection with the 2014 annual meeting of stockholders to be filed with the SEC within 120 days after December 31, 2013 and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) (1) Financial Statements.
The response to this item is included in Item 8.
      (2) Financial Statement Schedule.
All schedules are omitted because they are not required or the required information is shown in the Consolidated Financial Statements or notes thereto.
      (3) Exhibits.
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

3.1(b)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.
3.2(c)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.
10.1(c)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.
10.2(c)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.
10.3(c)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.
10.4(c)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.
10.5(c)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.
10.6(c)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.
10.7(d)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.8(e)	First Amendment to Credit Agreement, dated as of July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.9(f)	Form of At-Will Employment Agreement by and between Cbeyond, Inc. and James F. Geiger.
10.10(f)	Form of At-Will Employment Agreement by and between Cbeyond, Inc. and J. Robert Fugate.
10.11(f)	Form of At-Will Employment Agreement by and between Cbeyond and Robert R. Morrice, Joseph A. Oesterling and N. Brent Cobb
10.12(g)	Waiver and Second Amendment to Credit Agreement, dated as of February 24, 2009, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.13(h)	Cbeyond Inc.'s 2005 Equity Incentive Award Plan, as amended and restated on June 12, 2009.
10.14(h)	Cbeyond Inc.'s Senior Executive Bonus Plan, as adopted on June 12, 2009.
10.15(i)	Third Amendment to Credit Agreement, dated as of March 3, 2010, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.16(j)
Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of February 22, 2011, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.

10.17(k)	Fifth Amendment to Credit Agreement, dated as of May 4, 2011 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.

10.18(l)	Sixth Amendment to Credit Agreement dated as of March 31, 2012 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.19(m)	First Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2013 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.20	Form of Indemnity Agreement by and between Cbeyond, Inc. and each of the executive officers (filed herewith).
14.1(n)	Cbeyond Code of Ethics.
21.1	Subsidiary of Cbeyond, Inc. (filed herewith)
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm (filed herewith).
31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements (filed herewith).

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
(d) Incorporated by reference to Form 8-K dated February 14, 2006 filed on February 14, 2006 (File No. 000-51588).
(e) Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2007 filed on August 7, 2007 (File No. 000-51588).
(f) Incorporated by reference to Form 10-Q for the quarterly period ended September 30, 2012 filed on November 6, 2012 (File No. 000-51588).
(g) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2008 filed on March 6, 2009 (File No. 000-51588).
(h) Incorporated by reference to Cbeyond Inc.'s definitive proxy statement for the 2009 Annual Meeting of Stockholders filed on April 24, 2009 (File No. 000-51588).
(i) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2009 filed on March 5, 2010 (File No. 000-51588).
(j) Incorporated by reference to Form 8-K dated February 22, 2011 filed on February 28, 2011 (File No. 000-51588).
(k) Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2011 filed on May 5, 2011 (File No. 000-51588).
(l) Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2012 filed on May 3, 2012 (File No. 000-51588).
(m) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2012 filed on March 7, 2013 (File No. 000-51588).
(n) Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2013 filed on August 1, 2013 (File No. 000-51588).

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

Signature	Title	Date

/S/ JAMES F. GEIGER	Chairman, President and Chief Executive Officer	March 17, 2014
James F. Geiger

/S/ J. ROBERT FUGATE	Executive Vice President and Chief Financial Officer	March 17, 2014
J. Robert Fugate

/S/ HENRY C. LYON	Senior Vice President and Chief Accounting Officer	March 17, 2014
Henry C. Lyon

/s/ KEVIN COSTELLO	Director	March 17, 2014
Kevin Costello

/S/ JONATHAN CRANE	Director	March 17, 2014
Jonathan Crane

/S/ MARTIN MUCCI	Director	March 17, 2014
Martin Mucci

/S/ DAVID A. ROGAN	Director	March 17, 2014
David A. Rogan

/s/ MARVIN WHEELER	Director	March 17, 2014
Marvin Wheeler

/S/ BONNIE P. WURZBACHER	Director	March 17, 2014
Bonnie P. Wurzbacher