Form 10-K/A
period 2013-12-31
CBEYOND, INC.
filed 2014-04-29
CIK 1205727

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

EXPLANATORY NOTE
Parts and Items Amended
We hereby amend Part III and Part IV of our annual report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission (or "SEC") on March 17, 2014 (the “Original Filing”), to include information previously contemplated to be incorporated by reference. In addition, the reference on the cover page of the Original Filing to the incorporation by reference of the information called for by Part III of the Form 10-K to the Company’s Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders is hereby amended to delete that reference. No other information in the Original Filing is amended hereby.
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

CBEYOND, INC.
For the Fiscal Year Ended December 31, 2013

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our Board currently comprises seven members divided into three classes. Each year at the Annual Meeting, the stockholders vote on the election of the members of the current expiring class, or other nominees, for a three year term of office. The term of office of the Class I directors expires at the 2015 Annual Meeting, the term of office of the Class II directors expires at the 2016 Annual Meeting, and the term of office of the Class III directors expires at this year's Annual Meeting, or in any event at such time as their respective successors are duly elected and qualified or their earlier resignation, death, or removal from office.
Nominees for election to the Board shall be approved by a plurality of the votes cast by holders of the Common Stock present in person or by proxy at the Annual Meeting, each share being entitled to one vote.
In the event any nominee is unable or unwilling to serve as a nominee, the proxies may be voted for the balance of those nominees named and for any substitute nominee designated by the present Board or the proxy holders to fill such vacancy, or for the balance of those nominees named without nomination of a substitute, or the Board may be reduced in accordance with the Bylaws of the Company. The Board has no reason to believe that any of the persons named will be unable or unwilling to serve as a nominee or as a director if elected.
The following table lists the Class III directors who have been nominated for election to serve until the Annual Meeting in 2017 and the Class I and II directors who will continue to serve until the Annual Meetings in 2015 and 2016, respectively:

Class I Directors (Term Expiring 2015)	Class II Directors (Term Expiring 2016)	Class III Directors (Term Expiring 2017)
Martin Mucci	David A. Rogan	James F. Geiger
Bonnie P. Wurzbacher	Jonathan Crane	Kevin Costello
Marvin Wheeler
Our Board has approved the nominations of Messrs. Geiger and Costello as Class III directors for election at the Annual Meeting to serve until the Annual Meeting in 2017 or until such time as their respective successors are elected and qualified or their earlier resignation, death, or removal from office.
Director Biographies and Qualifications
In addition to the information presented below regarding each nominee’s and continuing director’s specific experience, qualifications, attributes, and skills that led our Board to the conclusion that they should each serve as a director, we also believe that all of our director nominees have a reputation for integrity, honesty, and adherence to high ethical standards. They each have demonstrated business acumen and an ability to exercise sound judgment, as well as a commitment of service to Cbeyond and our Board. Finally, we value their significant executive leadership experience derived from, among other things, their service as executives of large corporations and their experience on other public company boards of directors and board committees.
James F. Geiger (Director since 1999)
Mr. Geiger, age 55, has been our Chairman, President and Chief Executive Officer since he founded Cbeyond in 1999. Prior to founding Cbeyond, Mr. Geiger was Senior Vice President and Chief Marketing Officer of Intermedia Communications. Mr. Geiger was also in charge of Digex, Intermedia’s complex web-hosting organization, since acquisition and until just prior to its carve-out IPO. Before joining Intermedia, Mr. Geiger was a founding principal and CEO of FiberNet, a metropolitan area network provider, sold to Intermedia in 1996. In the 1980s Mr. Geiger held various sales and marketing management positions at Frontier Communications, Inc. He began his career at Price Waterhouse (now PricewaterhouseCoopers LLP) and received a bachelor’s degree in accounting and pre-law from Clarkson University. In addition, Mr. Geiger serves on the Board of Trustees of the Marist School, an independent Catholic School of the Marist Fathers and Brothers, and the Board of Directors of ReachLocal, a public company headquartered in Woodland Hills, CA, focused on online advertising and search optimization for small businesses. He is the founder of Cbeyond and has successfully led the Company and the Board since the Company’s inception. The Board selected Mr. Geiger to serve as director because he provides day-to-day leadership as the current CEO of Cbeyond which gives him intimate knowledge of the Company's operations. Further, Mr. Geiger brings extensive historical perspective to his role as well as extensive knowledge and experience in the industry; he has the experience and commitment necessary to ensure the Company enjoys continued success and maintains its dedication to its core values, strategies, and strengths.

Kevin Costello (Director since 2010)
Mr. Costello, age 52, recently retired as President of Ariba, Inc. In that role, he executed the strategy and vision that transformed Ariba into the leading global provider of cloud computing and commerce management solutions. Mr. Costello was charged with directing all of Ariba’s integrated global commercial units including sales, marketing, professional services, channels, and The Ariba Network. He is regarded in that market as a leader in the Software as a Service (or “SaaS”) space with a focus on providing solutions that deliver immediate benefit through network enabled capabilities. Mr. Costello brings over 25 years of consulting and advisory experience in helping companies improve their competitive position through the use of technology, strategy and services that deliver sustaining results. Prior to joining Ariba, Mr. Costello served in multiple senior management positions during his 18-year tenure with Andersen Business Consulting. His role as a Global Managing Partner included responsibility for supply chain, advanced technologies, and customer relationship management solutions. Mr. Costello holds a bachelor of science degree from the University of Illinois and is a Certified Public Accountant. Mr. Costello’s key qualifications as a director include his extensive knowledge of the SaaS marketplace and his executive experience with Ariba, a leading SaaS company with a business model that is complimentary to Cbeyond’s business model and is focused squarely in the direction we are moving as we expand our data center operations to deliver Infrastructure as a Service (or "IaaS") and SaaS to small and medium-sized businesses across the country. Mr. Costello’s background and experience give him unique insights into the Company’s challenges, opportunities and operations.
Jonathan Crane (Director since 2012)
Jonathan Crane, age 64, has been a technology industry leader for more than 35 years with significant cloud experience. Mr. Crane is currently the Chief Commercial Officer at IPsoft, where he is responsible for overall growth strategies. Before joining IPsoft he served as President and Chairman of the board at Savvis, overseeing significant expansion of the company's cloud business including a comprehensive redirection of its sales organization and its marketing focus. Prior to Savvis he rejoined a troubled Worldcom as Chief Strategy Officer and led the company out of bankruptcy. Earlier in his career Crane held numerous executive positions in corporations such as Lightstream, Marcam Solutions, MCI, and ROLM. Mr. Crane received his Bachelor of Arts degree from Dartmouth College, and he is a current director of the Eleazar Wheelock Society, a non-profit dedicated to furthering the interests, welfare, and educational purposes of the college. Mr. Crane's key qualifications as a director include his extensive knowledge of the IaaS marketplace and his executive experience with Savvis, a leading IaaS company; this background is particularly valuable as we move through our strategic evolution to focus on providing managed infrastructure services to small and medium sized businesses. Mr. Crane's deep telecom background paired with his experience in selling and delivering IaaS give him unique insights into the challenges and opportunities the Company faces today as well as the ability to provide meaningful input into sales, marketing and operational issues.
Martin Mucci (Director since 2008)
Mr. Mucci, age 54, is President & CEO of Paychex, Inc., a leading provider of payroll, human resource, and benefit outsourcing solutions for small and medium sized businesses serving over 564,000 clients generating over $2 billion in annual revenues. Prior to being appointed CEO in 2010, Mr. Mucci was Senior Vice President of Operations for Paychex and responsible for all operations and customer service as well as product management and information technology functions. Prior to joining Paychex, Mr. Mucci was the CEO of Frontier Telephone of Rochester and president of telephone operations with responsibility for the operations, customer service, and financial performance of Frontier’s local telephone companies. Mr. Mucci holds a bachelor’s degree in accounting from St. John Fisher College in Rochester, New York and received an MBA through the University of Rochester’s William E. Simon Graduate School of Business. In 2007, he completed a two-year term as Chairman of the Rochester Business Alliance Board of Directors where he remains a member of the Board of Directors and Executive Committee. He is an immediate past Chairman of the St. John Fisher College Board of Trustees. Mr. Mucci also serves on the Federal Reserve Bank of New York Upstate Advisory Board. In 1999, Mr. Mucci received the Excellence in Management Award from St. John Fisher College in recognition of his professional accomplishments in business and service to his community. Mr. Mucci’s key qualifications as a director include his extensive knowledge of the telecommunications marketplace, his executive experience with a large telecommunications company, and his position as CEO of Paychex, a public company with a business model that is similar and complimentary to Cbeyond’s business model, which gives him unique insights into the Company’s challenges, opportunities, and operations.

David A. Rogan (Director since 2006)
Mr. Rogan, age 56, has been retired since August 2009. Prior to his retirement, Mr. Rogan was Vice President of Cisco Systems, Inc. He was responsible for managing Cisco’s growing, global captive financial services company and wholly-owned subsidiary, Cisco Systems Capital, where he also served as its President and General Manager. Mr. Rogan previously served as Vice President, Treasurer for Cisco Systems and was responsible for worldwide treasury needs which include: funding and project financing; portfolio management; day-to-day cash management; risk management; global bank relations; foreign exchange and interest rate risk management; and stock administration. Prior to joining Cisco, Mr. Rogan was the Assistant Treasurer at Apple Computer, Inc. for more than four years, where his major responsibilities were worldwide funding, investments, and financial market risk management. He also spent more than five years with General Motors in New York in various treasury-related positions, most recently as Director of Foreign Exchange and International Cash Management. Mr. Rogan has a bachelor’s degree from the University of Connecticut and an MBA from the University of Chicago, Graduate School of Business. Mr. Rogan served on the Board of Directors of the Foothill-De Anza Foundation in Los Altos, California, from 1998-2004, and he is a current Trustee of the Loomis Chaffee School in Windsor, Connecticut. Mr. Rogan’s key qualifications as a director include his deep background in finance and accounting at public companies, his risk-management experience and his experience at Cisco, which is an important, long-term vendor of critical infrastructure equipment for Cbeyond.
Marvin Wheeler (Director since 2012)
Marvin Wheeler, age 60, has significant experience in cloud hosting, data center operations, IT efficiency and IP services deployment. Most recently he served as chief operating officer and chief strategy officer of Terremark, where he was instrumental in growing the company from a startup to a global cloud company acquired by Verizon for $2 billion. Before joining Terremark, Mr. Wheeler spent 24 years at BellSouth managing data center and WAN/LAN Operations, in addition to directing some of the largest and most critical 24/7 operations centers in the Southeastern U.S. He has vast experience with key operational processes such as provisioning, maintenance, change management, and network reliability. He has served on the Intel Capital Advisory Board as well as the Microsoft Service Provider Advisory Board and held the positions of founding member, secretary, executive director, and chairman of the board of the Open Data Center Alliance, an independent IT consortium focused on growing cloud computing through open, interoperable standards. Mr. Wheeler currently serves as a member of the Department of Homeland Security's National Security Telecommunications Advisory Committee (NSTAC) Secure Government Communications (SGC) Scoping Subcommittee. Mr. Wheeler has a degree in Business Administration with a concentration in marketing from the University of Florida. Mr. Wheeler's key qualifications as a director include his extensive knowledge of the IaaS marketplace, his deep operational background with data centers, and his executive experience with Terremark, a leading IaaS company; this background is particularly valuable as we move through our strategic evolution to focus on providing managed infrastructure services to small and medium sized businesses from our own expanding data center operations. Mr. Wheeler provides the Company with experience-based insights into the challenges and opportunities it faces today as well as meaningful input into operationalizing IaaS deployments and growing data center operations.
Bonnie P. Wurzbacher (Director since 2011)
Mrs. Wurzbacher, age 57, has been retired since 2012. Prior to her retirement, she held various senior leadership roles at The Coca-Cola Company in sales, marketing, and management including: Senior Vice President, Global Customer & Channel Leadership; Vice President, Customer Strategy; Vice President, Southeast Area; Vice President McDonald's Account; and Assistant Vice President, Education Market. In 2004, she was given responsibility for a $1.6 billion portfolio of global customers, new business acquisition, and the development of growth strategies for all key channels, working in close partnership with The Coca-Cola Company’s franchised bottling partners around the world. In January 2011, Mrs. Wurzbacher accepted a special assignment to help launch a global initiative called “5 BY 20” that will enable the economic empowerment of 5 million women by 2020 with a focus on improving the capabilities of women who own or operate small businesses in developing countries. A strong advocate for women in leadership, Mrs. Wurzbacher was a founding member of The Coca-Cola Company’s Global Advisory Councils for Customer and Commercial Leadership, and Women’s Leadership and Corporate Social Responsibility. Mrs. Wurzbacher graduated from Wheaton College (Illinois) with a B.A. in Education and later received her M.B.A. in General Management from Emory University in Atlanta. She currently serves as a Senior Advisor to World Vision, Inc., an Advisor to the D. Hastert Center for Economic and Public Policy at Wheaton College, and a trustee of Columbia Theological Seminary. She has also served on the boards of GFS Holdings, Inc., The Georgia Independent College Association, The Network of Executive Women, The March of Dimes, and the Wheaton College Board of Visitors. Mrs. Wurzbacher’s key qualifications as a director include her extensive experience in marketing and strategy at a world leader in these disciplines, a particularly valuable background at a time when Cbeyond is executing a significant strategic shift. Mrs. Wurzbacher’s life-long focus on sustainable and ethical business practices provides the Board with fresh insights into these critical areas, and her advocacy for women in leadership provides a valuable new perspective to both the Board and senior management.

BOARD OF DIRECTORS AND COMMITTEES
Meetings and Organization
During 2013, the Board met eight times. Each director, during his or her term as director, attended at least 75% of the aggregate number of meetings of the Board and meetings of committees on which he or she served during 2013. During 2013, the Board had a standing Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, Technology and Innovation Committee, and Strategy Committee. The Company encourages but does not require all of its directors to attend the Annual Meeting. Two directors attended the 2013 Annual Meeting including our CEO.
Code of Ethics
The Company’s Code of Ethics (also referred to as our Code of Conduct) may be found on the Company’s website at ir.cbeyond.net/documents.cfm. The Company shall provide a copy of the Code of Ethics without charge to any person who requests it by sending a request to the Company in care of the Secretary of the Board.
The Board’s Role in Risk Oversight
The Board’s role in the Company’s risk oversight process includes receiving regular reports from members of senior management on areas of material risk to the Company, including operational, financial, legal, regulatory, strategic, and reputational risks; further, the Board and management have established an enterprise risk management process to provide a comprehensive approach to assessing business, operational, financial, and environmental risks to the Company. The full Board (or the appropriate committee in the case of risks that are under the purview of a particular committee) receives these reports from the appropriate “risk owner” within the organization to enable the Board to understand our risk identification, risk management, and risk mitigation strategies. When a committee receives the report, the Chairman of the relevant committee reports on the discussion to the full Board during the committee reports portion of the next Board meeting. This enables to the Board and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships. As part of its charter and its responsibility to oversee the Company’s compliance with legal and regulatory requirements, the Audit Committee discusses our policies with respect to risk assessment and risk management.
The Board and management have established an enterprise risk management process to provide a comprehensive approach to assessing business, operational, financial, and environmental risks to the Company. To date, our process has not identified compensation policies and practices as a source of risk to the Company. In addition, the Committee considers, in establishing and reviewing the executive compensation programs, whether the programs encourage unnecessary or excessive risk taking that are reasonably likely to have a material adverse effect on the Company and has concluded that they do not. In particular, the Compensation Committee believes that the executive compensation programs do not encourage risk taking beyond the Company’s ability to effectively identify and manage significant risks and are compatible with effective internal controls, risk management practices of the Company, and the desire to focus executives on specific short-term goals important to the Company’s success. The Compensation Committee also believes that long-term equity awards do not encourage unnecessary or excessive risk taking since the awards vest over a multi-year period and the ultimate value of the awards is tied to the Company’s stock price.
Furthermore, the Compensation Committee believes that a number of the Company’s compensation policies and practices provide a source of risk mitigation to the Company, including:

•
Its practice of providing a substantial portion of executive compensation in the form of long-term equity awards, which help to align executives’ interests with those of the Company’s long-term stockholders;

•	The broad participation of employees in the long-term equity award program, which serves to align employees’ interests with those of the Company’s long-term stockholders;

•	Its increasing use of performance-based equity awards for senior executive participants in its long-term equity award program

•	Its use of staggered and long-term equity vesting schedules to help ensure that executives have significant value tied to long-term stock price performance;

•	Its balance of cash and equity compensation, as well as the balance between stock options and full value shares in the equity compensation provided;

•	The right of the Committee to exercise discretion in approving and potentially modifying any recommended salary adjustments, bonus payments, or equity awards to executives;

•
The broad participation of employees in its annual performance-based incentive awards and its use of consistent and objective performance criteria for all incentive compensation plan participants, both of which serve to align management and staff on achieving common goals;

•	Its stock ownership guidelines for the Board and senior executives; and

•	The anti-hedging and anti-pledging restrictions contained in its Insider Trading Policy.
Leadership Structure
Our Board is currently comprised of six independent directors and one employee director. As is a common practice among many public companies in the United States, the Board has appointed the Company’s Chief Executive Officer to serve as Chairman of the Board. Mr. Geiger has held both of these positions since his founding of the Company in 1999. In his position as CEO, Mr. Geiger has primary responsibility for the day-to-day operations of the Company and provides consistent leadership on the Company’s key strategic objectives. In his role as Chairman of the Board, he sets the strategic priorities for the Board, presides over its meetings and communicates its strategic findings and guidance to management. The Board believes that the combination of these two roles provides more consistent communication and coordination throughout the organization, which results in a more effective and efficient implementation of corporate strategy and is important in unifying the Company’s strategy behind a single vision. In addition, we believe that our CEO is effective at managing the risks the Company faces and, in his role as Chairman, is able to facilitate the Board’s oversight of such risks.
We recognize that different board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe our current Board leadership structure is optimal for us because it demonstrates to our employees, suppliers, customers, and other stakeholders that Cbeyond is under strong leadership, with a single person setting the tone and having primary responsibility for managing our operations. Having a single leader for both the Company and the Board eliminates the potential for confusion or duplication of efforts, and provides clear leadership for Cbeyond. We believe Cbeyond, like many U.S. companies, has been well-served by this leadership structure. Based on these circumstances, our Board has determined that our leadership structure is appropriate and does not warrant a lead independent director.
Our Board conducts an annual evaluation in order to determine whether it and its committees are functioning effectively. As part of this annual self-evaluation, the Board evaluates whether the current leadership structure continues to be optimal for Cbeyond and its stockholders. Our Corporate Governance Guidelines provide the flexibility for our Board to modify or continue our leadership structure in the future, as it deems appropriate.
Criteria and Diversity
In considering whether to recommend any candidate for inclusion in the Board’s slate of recommended director nominees, including candidates recommended by stockholders, the Nominating and Corporate Governance Committee will apply the criteria set forth in Cbeyond’s Corporate Governance Guidelines. These criteria include the ability to make independent analytical inquiries, experience relevant to the success of a publicly-traded company, experience in the Company’s industry and with relevant social policy concerns, understanding of the Company’s business on a technical level, other board service, and educational and professional background. Each candidate nominee must also possess fundamental qualities of intelligence, honesty, good judgment, high ethics and standards of integrity, fairness, and responsibility. Our Corporate Governance Guidelines specify that the value of diversity on the Board should be considered by the Nominating and Corporate Governance Committee in the director identification and nomination process. The Committee seeks nominees with a broad diversity of experience, professions, skills, geographic representation, and backgrounds. The Committee does not assign specific weights to particular criteria and no particular criterion is necessarily applicable to all prospective nominees. Cbeyond believes that the backgrounds and qualifications of the directors, considered as a group, should provide a significant composite mix of experience, knowledge, and abilities that will allow the Board to fulfill its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sexual orientation, disability, or any other basis proscribed by law.
Communication with Board Members
Although the Company has no formal process by which stockholders may communicate directly to directors, it believes that the informal process, in which stockholder communications that are received by the Secretary for the Board’s attention, or summaries thereof, are forwarded to the Board, has served the Board’s and the stockholders’ needs. In view of the SEC’s disclosure requirements relating to this issue, the Nominating and Corporate Governance Committee may consider development of more specific procedures. Until any other procedures are developed and posted on the Company’s corporate website, any communications to the Board should be sent to it in care of the Secretary of the Board.

Audit Committee
Our standing Audit Committee consists of Messrs. Rogan, Mucci, and Costello, each of whom is independent as the term “independence” is defined in the applicable listing standards of the Nasdaq Global Market (or “Nasdaq”) and Rule 10A-3 under the Exchange Act. Mr. Rogan serves as the Audit Committee chairman. Based on his extensive experience as a financial executive of publicly traded companies, the Board has determined that Mr. Rogan qualifies as an audit committee financial expert, as that term is defined in SEC rules and any similar requirements of Nasdaq. The responsibilities of the Audit Committee include:

•
Appointing the independent registered public accounting firm, determining the compensation of the independent registered public accounting firm and pre-approving the engagement of the independent registered public accounting firm for audit or non-audit services;

•
Oversight of our independent registered public accounting firm, including reviewing the independence and quality control procedures and the experience and qualifications of our independent registered public accounting firm’s senior personnel that are providing us audit services;

•
Meeting with the independent registered public accounting firm and reviewing the scope and significant findings of the audits performed by them, and meeting with management and internal financial personnel regarding these matters;

•
Reviewing financing plans, the adequacy and sufficiency of our financial and accounting controls, practices and procedures, the activities and recommendations of our independent registered public accounting firm and our reporting policies and practices, and reporting recommendations to the Board for approval;

•
Establishing procedures for the receipt, retention and treatment of complaints regarding internal accounting controls or auditing matters and the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; and

•	Preparing the reports required by the rules of the SEC to be included in our annual proxy statement.
The Audit Committee met nine times during 2013. The charter of the Audit Committee may be located on our website at ir.cbeyond.net/charters.cfm.
AUDIT COMMITTEE REPORT
We have reviewed and discussed with management the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013.
We have discussed with the independent registered public accounting firm, Ernst & Young LLP, the matters required to be discussed with us by the American Institute of Certified Public Accountants and the Public Company Accounting Oversight Board.
We have received and reviewed the letter from Ernst & Young LLP required by the Public Company Accounting Oversight Board, and have discussed with Ernst & Young LLP their independence, including the written disclosures and letter required by Rule 3526 of the Public Company Accounting Oversight Board.
Based on the reviews and discussions referred to above, we recommended to the Board of Directors that the audited consolidated financial statements referred to above be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 for filing with the Securities and Exchange Commission.
The Audit Committee:
David A. Rogan, Chairman
Martin Mucci
Kevin Costello

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee currently consists of Messrs. Crane and Mucci, both of whom are independent members of our Board. Mr. Mucci serves as the chairman of this committee. We have adopted a charter governing the activities of the Nominating and Corporate Governance Committee, which can be found on the Company’s website at ir.cbeyond.net/charters.cfm. Pursuant to its charter, the Nominating and Corporate Governance Committee’s responsibilities include identifying individuals qualified to become Board members, recommending to the Board director nominees to fill vacancies in the membership of the Board as they occur and, prior to each annual meeting of stockholders, recommending director nominees for election at such meeting, making recommendations to the Board concerning the composition and organization of the Board, including the composition of Board committees, conducting succession planning regarding the Chief Executive Officer and other senior officer positions of the Company, and overseeing the Board in its annual performance review. The Nominating and Corporate Governance Committee also develops and recommends to the Board corporate governance principles applicable to the Company. Board candidates are considered based upon various criteria, such as knowledge, perspective, professional and personal integrity, experience in corporate management, experience in the relevant industry, mature business judgment, relevant specific industry, social policy or regulatory affairs knowledge, and any other factors appropriate in the context of an assessment of the Nominating and Corporate Governance Committee’s understood needs of the Board at that time.
The Nominating and Corporate Governance Committee has the sole authority to retain, compensate, and terminate any search firm or firms to be used in connection with the identification, assessment, or engagement of directors and director candidates. The Nominating and Corporate Governance Committee considers proposed nominees whose names are submitted to it by stockholders; however, it does not have a formal process for that consideration. The Company has not adopted a formal process because it believes that the informal consideration process has been adequate. The Nominating and Corporate Governance Committee intends to review periodically whether a more formal policy should be adopted. If a stockholder wishes to suggest a proposed name for Board consideration, the name of that nominee and related personal information should be forwarded to the Nominating and Corporate Governance Committee, in care of the Secretary of the Board, not earlier than 90 calendar days but not later than 70 calendar days in advance of the first anniversary of the preceding year’s annual meeting, in order to assure time for meaningful consideration by the Nominating and Corporate Governance Committee. See also “Notice of Stockholder Business and Nominations” of the Company’s Bylaws for the process of submitting proposals.
The Nominating and Corporate Governance Committee met four times during 2013.
Compensation Committee
The Compensation Committee currently consists of Mrs. Wurzbacher and Messrs. Costello and Wheeler (who replaced Mr. Rogan as a member of the Compensation Committee on February 13, 2013), each of whom is independent in accordance with the applicable rules and regulations of the SEC and Nasdaq. Mr. Costello serves as the chairman of this committee. We have adopted a charter governing the activities of the Compensation Committee, which is available on the Company’s website at ir.cbeyond.net/charters.cfm. The Compensation Committee is responsible for determining compensation for our executive officers and other employees and administering the compensation programs (described further under the caption “Compensation Discussion and Analysis”). The Compensation Committee retains Frederic W. Cook & Co. (or “Cook”) as an advisor and has reviewed the independence of Cook and determined that no conflicts of interest exists. The Compensation Committee met eight times during 2013.
Compensation Committee Interlocks and Insider Participation
During 2013:

•	The Compensation Committee was comprised of Mrs. Wurzbacher and Messrs. Rogan, Costello, and Wheeler (who replaced Mr. Rogan as a member of the Compensation Committee on February 13, 2013);

•	None of the members of the Compensation Committee was an officer (or former officer) or employee of the Company or its subsidiary;

•
None of the members of the Compensation Committee entered into (or agreed to enter into) any transaction or series of transactions with the Company or its subsidiary in which the amount involved exceeded $120,000;

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

Technology and Innovation Committee
The Technology and Innovation Committee currently consists of Messrs. Rogan, Crane, and Wheeler, each of whom is independent in accordance with the applicable rules and regulations of the SEC and Nasdaq. Mr. Rogan serves as the chairman of this committee. We have adopted a charter governing the activities of the Technology and Innovation Committee, which is available on the Company's website at ir.cbeyond.net/charters.cfm. The Technology and Innovation Committee is responsible for assisting Cbeyond's Board of Directors and management team in achieving the company's mission in a variety of ways, including review and analysis of emerging technologies, product road map review, and strategic planning input. The Technology and Innovation Committee met three times during 2013.
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
The Strategy Committee currently consists of Messrs. Rogan, Crane, and Wheeler, each of whom is independent in accordance with the applicable rules and regulations of the SEC and Nasdaq. The Committee does not currently have a chairman. The Strategy Committee met four times during 2013.
EXECUTIVE OFFICERS
Set forth below is certain information concerning the executive officers of the Company as of March 31, 2014. Biographical information on Mr. Geiger is included under "Director Biography and Qualifications.” All executive officers hold office until a successor is chosen and qualified.
J. Robert Fugate, age 53, has been our Executive Vice President, Chief Financial Officer, and Secretary since 2000. Mr. Fugate leads our financial and accounting operations, investor relations, and legal and regulatory affairs and is a founder of Cbeyond. From 1988 until the founding of Cbeyond, Mr. Fugate served as chief financial officer for several communications and technology companies, including Splitrock Services, Inc., a nationwide Internet and data network services provider, and Mobile Telecommunication Technologies Corp. (later SkyTel Communications Corp.), or Mtel, an international provider of wireless data services. Prior to joining Cbeyond, Mr. Fugate oversaw numerous public securities offerings, as well as other financial transactions, and was previously an investment banker at Prudential-Bache Securities. He began his career at Mobile Communications Corporation of America. Mr. Fugate serves on the board of directors of the Adaptive Learning Center, a non-profit organization that assists children with developmental disabilities. Mr. Fugate received an MBA from Harvard Business School and a bachelor’s degree from the University of Mississippi.
N. Brent Cobb, age 44, joined us in 2005 and serves as our Executive Vice President of Enterprise Solutions, responsible for the revenue growth and customer life-cycle of our most valuable customers. His teams focus on marketing and selling to our 2.0 target prospects and customers with inside and outside sales resources while providing a highly differentiated on-boarding and support service model. Previously, Mr. Cobb has managed sales, marketing, customer operations, network planning, network operations, account management, and was the general manager of the mobile product line. Prior to joining us, Mr. Cobb was the founder and executive vice president of strategy and business development of SK-EarthLink, a joint venture between SK Telecom and EarthLink, Inc. He also held a variety of senior management positions at EarthLink, Inc. including vice president and general manager, primarily in the wireless and Internet appliance business units. He also has direct sales, marketing, and managed consulting experience. Mr. Cobb has a bachelor's degree in mechanical engineering from Clemson University and an MBA from the Goizueta Business School at Emory University.

Christopher C. Gatch, age 42, is our Executive Vice President and Chief Technical Officer. Mr. Gatch joined us in 1999 as Vice President of Business Development, and later served as Vice President of Product Development, Vice President of Engineering, and Chief Technology Officer. Prior to co-founding Cbeyond, Mr. Gatch worked at Intermedia Communications, where his last role was senior director of strategic marketing, focusing on research and development of VoIP alternatives for the company. Mr. Gatch has a bachelor's degree in computer engineering from Clemson University and a master's degree in the management of technology from the Georgia Institute of Technology.
Henry C. Lyon, age 49, joined us in 2004 and serves as our Senior Vice President and Chief Accounting Officer. Prior to joining us, Mr. Lyon was vice president and corporate controller and chief accounting officer for World Access, Inc., a provider of international long distance service focused on markets in Europe, from 2000 to 2004. Mr. Lyon also held positions as vice president and corporate controller for Nova Corporation, as principal for Broadstreet Development Company, LLC and as audit manager for Ernst & Young LLP. Mr. Lyon graduated from the University of Georgia in 1986 with a bachelor degree in Business Administration in Accounting.
Carrie A. Wheeler, age 46, joined us in 2009 and serves as our Senior Vice President and Chief Operating Officer. In this role, she is responsible for overseeing customer operations including Service Delivery, Customer Activations, Customer Care and Technical Support, Network Optimization, Field Services and Customer Satisfaction. She is also responsible for customer renewal and retention including programs, marketing, and profitability assurance for Cbeyond’s core base of customers. Prior to her role as COO, from 2010 to 2013 she served as Cbeyond’s Chief Information Officer responsible for the company’s overall Corporate Capital Investment Portfolio, Program Management Office, IT Strategy, BSS/OSS Application Development, online applications, all internal support systems, and Billing Operations. Prior to joining Cbeyond, Carrie held several IT and operational leadership positions at AT&T, BellSouth, MCI Communications, and Accenture. She is the 2014-2015 Chairman of the Technology Association of Georgia’s Education Collaborative (TAG-Ed) Board of Directors. In addition, she serves on the Georgia CIO Leadership Association’s Advisory Council and is an active member of Women in Technology. She obtained a bachelor's degree in marketing and finance from Trinity University and a master's degree in Business Administration from Southern Methodist University.
Paul Carmody, age 42, joined us in 2012 and serves as our Senior Vice President and Chief Marketing Officer, responsible for our Marketing, Product, and various Sales Support organizations. Mr. Carmody joins Cbeyond with nearly two decades of IT marketing, product development and customer relations experience. Before joining Cbeyond, he served as the senior vice president of product management and business development at Internap, where he oversaw the company's managed and cloud hosting, colocation, and enterprise IP and CDN units. Previously, Mr. Carmody was senior vice president of marketing, product and strategy at Broadlane. He also served as vice president of product development at Rackspace where he helped build its first official product team and standardized the go-to-market process. Mr. Carmody holds a bachelor's degree from Princeton University and an MBA from Stanford University.
Timothy J. Myers Jr., age 44, is our Senior Vice President and Chief Information Officer. He is responsible for the Technology and Operations strategy and execution that support the growth and transformation priorities of the company. His scope includes technology infrastructure, architecture and engineering, application development and delivery including platforms and systems (customer network, customer applications, cloud environments, internal OSS/BSS/BI applications, and data centers). Mr. Myers joined us in 2012 as Vice President of Cloud Engineering and Development and later served as Senior Vice President of Infrastructure Platforms and Engineering. Prior to joining Cbeyond, Mr. Myers was Senior Vice President Enterprise Technology Infrastructure/Emerging Technologies for SunTrust Banks from 2002 to 2012. Mr. Myers also held positions as Chief Information Officer for AFY and various technical engineering and technology consulting roles since 1993. Mr. Myers began his technology career during five years of service in the United States Army and studied Criminal Justice at the University of Maryland and Central Texas College.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s stock to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. Based on its records and other information, the Company believes that all Section 16(a) filing requirements applicable to its directors and executive officers for 2013 were timely met except for one report filed on behalf of James F. Geiger, John R. Fugate, N. Brent Cobb, Joseph A. Oesterling, and Christopher C. Gatch.

Item 11.	Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview of Compensation Program
Our Compensation Committee (the “Committee”) of the Board has responsibility for establishing, administering. and upholding our compensation philosophy. The Committee ensures that the total compensation paid to our executive officers with the rank of Vice President and above (the "Senior Leadership Team") is fair, reasonable, and competitive. Generally, the types of compensation and benefits provided to our Chief Executive Officer, Chief Financial Officer, and the other individuals included in the Summary Compensation Table (who we refer to as named executive officers, or “NEOs”), are similar to those provided to our other executive officers. Our NEOs in 2013 include the following officers:

•	James F. Geiger, Chairman, President and Chief Executive Officer;

•	J. Robert Fugate, Executive Vice President and Chief Financial Officer;

•	N. Brent Cobb, Executive Vice President and Chief Revenue Officer;

•	Joseph A. Oesterling, former Executive Vice President and Chief Network and Technology Officer; and

•	Christopher C. Gatch, Executive Vice President and Chief Technical Officer.
Executive Summary
Important 2013 compensation issues discussed in more detail below include the following:

•
The Company's Senior Leadership Team earned 53.5% of their 2013 annual corporate bonus, which was based solely on financial measures, with 60% based on revenue performance and 40% based on Adjusted EBITDA performance;

•	Part of the long-term incentive plan for NEOs includes an annual equity grant and 50% of the NEOs' 2013 annual equity grant included performance-based vesting requirements.

•
CEO total compensation declined by 16% in 2013 as compared to 2012 and total compensation for all NEOs other than the CEO combined declined by 55% in 2013 as compared to 2012 due to below-target payouts under the annual bonus plan.

Overview of 2013 Company Performance
In 2013, we continued the 2.0 business transformation, building market differentiation with our unique ability to deliver converged network and cloud services to small and mid-sized business customers who lack large IT staffs. We have focused on realigning our organization to match the market opportunity and have continued to drive for improved efficiency as we re-deploy our resources to support the growth of 2.0 services to new and existing customers while retaining our 1.0 customer base. To support our strategy, we have transformed our direct sales force into a more consultative and experienced organization in order to better address the solutions required by technology dependent customers. We have also broadened our channel partner relationships and believe that co-selling between our sales channels will be increasingly important to our success. In 2013, we continued to improve and expand our products and capabilities, which include offering managed services and professional services to our customers. We also continue to increase our capabilities to serve a significant number of our customers with Metro Ethernet and have added new wholesale bandwidth partners to provide the symmetrical Ethernet connections our customers need. By the end of 2013, we had lit fiber connections to 507 buildings to supplement our third-party provided Ethernet connections with our own fiber in buildings where we have existing customer density and multiple customer prospects. Upfront costs associated with our Metro Ethernet initiative are expected to be offset by significant access cost savings and competitive advantages over time.
Our revenue performance in 2013 was below the ambitious goals we set for ourselves due to factors related to both our 1.0 and 2.0 sales efforts. Although 2.0 sales productivity steadily improved throughout the year, sales productivity and the pace of its improvement were below our expectations. In addition, our 1.0 customer churn rate was slightly higher than our plan. Our Adjusted EBITDA performance in 2013 was below our expectations primarily due to lower revenue than planned. However, as we exited 2013, we saw a number of positive signs:

•	Our 2.0 revenue was 18.6% of total revenue in the fourth quarter of 2013, versus 9.5% in the fourth quarter of 2012, a growth rate of 81.1%;

•	We have a growing pipeline of 2.0 customers of larger size than our typical historical customer;

•	The average revenue per customer location (or "ARPU") of our 2.0 customers continued to be approximately 80% higher than our 1.0 customers; and

•	The churn rate of our 1.0 customers appears to have stabilized while we reduced the level of retention-related credits and discounts.
Our 2.0 strategy noted above was undertaken to better serve our customers, differentiate us in the competitive arena, exploit a significant differentiated market opportunity and return Cbeyond to growth. We believe that, over time, these steps will improve the quality of our revenue by achieving higher levels of revenue per account, improve customer retention, improve profitability and, most importantly, lead to sustainable revenue growth. Furthermore, we believe that our strategic decisions and our execution against our business goals will lead to increased stockholder value.
Overview of Compensation Program
Our compensation program is designed to provide incentives to grow our revenues and Adjusted EBITDA while maintaining an appropriate level of capital expenditures to support that growth, and we believe that the achievement of our goals will help us to increase our cash flow in the long term. We believe that increasing our cash flow will enhance stockholder value in the long term. Our compensation program is designed to retain the personnel we need to accomplish these goals and to motivate them to perform in a manner consistent with stockholders' interests and in a manner that discourages their taking unnecessary or excessive risk.
Our Board is committed to corporate governance best practices and recognizes the substantial interests that stockholders have in executive compensation matters. The Committee has designed our executive compensation programs to achieve the following key objectives:

Objective	How our compensation programs reflect this objective
Achieve strong Company performance	• Align executive compensation with the Company’s and the individual’s performance • Make a substantial portion of total compensation variable with performance
Align executives’ and stockholders’ interests
•      Provide executives with the opportunity to participate in the ownership of the Company
•      Reward executives for long-term growth in the value of our stock
•      Link executive pay to specific, measurable results intended to create value for stockholders

Motivate executives to achieve key performance goals
•      Compensate executives with performance-based awards that depend upon the achievement of established corporate targets
•      Reward executives for individual contributions to the Company’s achievement of Company-wide performance measures

Attract and retain talented executive team
•      Target total compensation at the 50th percentile range among companies with which we compete for talent and for stockholder investment
•      Utilize independent compensation consultants and market survey data to periodically monitor pay relative to peer companies
•      Grant equity awards with multi-year vesting

We believe that a mix of salary, annual bonus opportunity, and long-term incentives in the form of equity grants provides an appropriate combination of rewards designed to attract and retain management talent, provide motivation for strong corporate and individual performance, and align management’s economic interests with those of stockholders. We believe that the annual bonus opportunity and performance-based equity grants insure that a substantial portion of our executives’ total compensation is performance-based. During 2013, approximately 63% of NEO target compensation was either tied to achievement of operating performance goals, in the case of the non-equity incentive plan and performance-based equity awards, or was directly influenced by changes in Company stock price, in the case of time-based stock options, which were granted prior to 2013, or restricted share grants. Fifty percent of all 2013 equity grants to NEOs have performance-vesting requirements.
We believe that the most important measurements of financial performance in our business are revenue, Adjusted EBITDA, and Free Cash Flow, which is a non-GAAP financial measure defined as Adjusted EBITDA less cash capital expenditures. In addition, we believe that a customer satisfaction measure is an important indicator of our business performance, given our strategy to differentiate our business versus competitors based on the depth and quality of our customer relationships, and that customer satisfaction leads to higher revenue, Adjusted EBITDA and Free Cash Flow over time.

Our Adjusted EBITDA is also a non-GAAP financial measure. EBITDA represents net income (loss) before interest, income taxes, depreciation, and amortization. We define Adjusted EBITDA as net income (loss) before interest, income taxes, depreciation, and amortization expense, excluding, when applicable:

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
For a reconciliation of Adjusted EBITDA and Free Cash Flow to Net (Loss) Income, please see page 24 of the Original Filing.
Our 2012 bonus plan was based on achievement against target levels of revenue, Free Cash Flow, customer satisfaction, and the percentage of our revenue that came from 2.0 customers in the fourth quarter of 2012. In 2013, we adopted a more simplified bonus structure based solely on quarterly total revenue and annual Adjusted EBITDA performance. We believe that these two measures incorporate customer satisfaction and require a level of capital expenditures and investments in the business to maintain 1.0 revenue and grow 2.0 revenue. Furthermore, we believe that having two measures in the bonus plan provided greater focus for our management team in a year of transition. Our revenue performance in 2013 was below the ambitious goals we set for ourselves due to factors related to both our 1.0 and 2.0 sales efforts. Although 2.0 sales productivity steadily improved throughout the year, sales productivity and the pace of its improvement was below our expectations. In addition, our 1.0 customer churn rate was slightly higher than our plan. Together, these factors contributed to lower levels of revenue and Adjusted EBITDA compared to our plan. As a result, in 2013, we recorded the following results which translated into a bonus achievement of 53.5%:

•	Revenue of $463.4 million, a decrease of 5.0% over 2012;

•	Adjusted EBITDA of $78.5 million, a decrease of 16.7% over 2012.
Adjustments to executive compensation levels and opportunities for 2013 reflected the Company’s share performance during 2012 as well as the results of stockholders' 2012 "say on pay" voting results. Total compensation for the CEO declined again in 2013 so that it is now 21.8% below its 2011 level and 15.7% below its 2012 level. There has been no increase in the CEO's base salary since 2008. Total combined base salaries for the NEOs, other than the CEO, did not increase in 2013.
To support our retention objectives and to further tie interests of our NEOs to those of our stockholders, the Committee has implemented a more comprehensive compensation plan to include performance-based grants for all members of the Company's Senior Leadership Team. The Committee and Company have also adopted a number of governance practices intended to encourage management behavior consistent with the interests of stockholders, including minimum ownership guidelines for senior executives and directors, “double trigger” equity vesting upon change in control, no excise tax gross-ups, an anti-hedging policy, and no stock option repricing or cash buyouts of underwater stock options without stockholder approval. In addition, the Committee believes that the significant level of performance-based equity grants measured against long-term relative share performance and multi-year business performance, as well as the significant percentage of cash compensation that is tied to annual business performance measures, is consistent with the interests of stockholders.
Compensation Philosophy and Objectives
The Committee, as well as management, believes that the most effective executive compensation program is one that is designed to reward our employees for the Company’s achievement of specific annual and long-term goals ultimately intended to create stockholder value, and that such compensation should assist us in attracting and retaining key executives critical to our growth and long-term success. The Committee evaluates compensation to ensure that we maintain our ability to attract and retain superior employees in key positions by providing such employees with compensation that is competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Committee believes executive compensation packages provided by the Company to our executives, including the NEOs, should include both cash, which rewards annual performance, and non-cash share-based compensation, which rewards long-term performance and creation of stockholder value.

Role of the Committee and Executive Officers in Executive Compensation Decisions
The Committee makes all final compensation decisions related to the Company’s executive officers, including the NEOs. The Committee selects and engages an independent compensation consultant to provide guidance on executive compensation levels and program design, and to periodically benchmark the compensation of each executive to a peer group of companies for each executive’s position. Messrs. Geiger and Fugate review the guidance provided by the independent compensation consultant together with other factors such as Company and individual performance and affordability, in developing compensation recommendations with respect to all executive officers other than the CEO. The compensation recommendations for management made by the CEO, with respect to annual salary adjustments, performance-based incentive compensation and share-based award amounts are then presented to the Committee, in addition to observations of the compensation consultant. The Committee then has the right to exercise its discretion in approving and potentially modifying any recommended adjustments or awards to executives. The Committee sets the compensation of the CEO in a manner that is consistent with the underlying principles and guidelines used in setting the other executives’ compensation.
Setting Executive Compensation
Based on the above-mentioned objectives, the Committee has structured annual cash and long-term share-based executive compensation to motivate executives to achieve the business goals set by the Company. In setting executive compensation, the Committee uses a variety of considerations, including affordability from income statement, cash flow, and share dilution perspectives; executive and company performance; as well as benchmark data supplied by Cook from time-to-time.
In order to maintain competitive pay, the Committee has engaged Cook since 2007 to conduct periodic reviews of our total compensation program for the executive officers, including the NEOs. Cook is also periodically engaged by the Committee to conduct an analysis regarding the competitiveness and reasonableness of the Company’s senior executive compensation structure, as well as aggregate costs and dilutive implications associated with the Company’s long-term incentive program and provide feedback to management and the Committee regarding the competitiveness and reasonableness of such compensation structure. Prior to finalizing executive compensation levels and performance incentives for 2013, the Committee received Cook’s confirmation that, in its view, our executive pay levels and incentives were within the range of competitive practice, and Cook noted that 2013 executive compensation was consistent with the financial objectives of the Company. Cbeyond did not conduct a formal benchmarking review in 2013 but used the prior analysis, which was conducted in February 2010, using the most recent information available at the time, as a reference point for making 2013 compensation decisions. The peer group consists of telecommunications and cloud-based services providers that are similar to the Company in terms of customer profile and revenues. During 2013, Cook refreshed its benchmarking data to inform the Company's executive compensation decisions for 2014.
The companies comprising the peer group during our last benchmarking exercise in 2010, updated to exclude those companies that that were acquired since the benchmarking review was conducted, include:

Akamai Technologies	Equinix, Inc.	NTELOS Holdings	USA Mobility
Cogent Communications	j2 Global Communications, Inc.	Synchronoss Technologies, Inc.	Vonage Holdings
Digital River	Neustar, Inc.	Premeire Global Services	Websense
As of September 30, 2013, our revenue approximated the median of our peer group.
There is no pre-established policy or target for the allocation between either cash and non-cash or short-term and long-term incentive compensation. Rather, the Committee reviews known peer group data, share availability under our Equity Incentive Award Plan (or “Equity Incentive Plan”), accounting and cash flow impact, as well as recommendations provided by management to determine the appropriate level and mix of incentive compensation. Historically, and during the year ended December 31, 2013, the Committee provided our NEOs with a significant level of equity incentive compensation in order to ensure alignment of management’s interests with long-term stockholders’ interests. In 2013, 32% of our CEO’s target compensation and on average 26% of our other NEOs target compensation was equity-based.
2013 Executive Compensation Components
For the year ended December 31, 2013, the principal components of compensation for our NEOs were:

•	Base salary;

•	Performance-based annual compensation incentives; and

•	The annual share-based compensation refresh (service- and performance-based restricted stock awards).

We also provide medical and retirement plan benefits and limited perquisites to our NEOs, which are the same benefits provided to all employees with the exception of our deferred compensation plan. Refer below for further discussion of our deferred compensation plan offered to certain highly-compensated employees.
Base Salary
We provide our NEOs and other employees with a base salary to compensate them for services rendered during the fiscal year. Base salaries for NEOs are determined for each as a portion of their total annual cash compensation, based on their position and responsibility, by using market data obtained from the peer review performed by Cook as well as internal review of each NEO's total compensation, both individually with reference to the executive’s performance and relative to other officers. Providing competitive total annual cash compensation opportunities enables us to attract and retain key executives critical to our growth and long-term success. However, base salaries for our NEOs are not set by reference to a specific targeted competitive position relative to our peer group.
Salary levels are typically determined annually as part of our performance review process as well as upon a promotion or other change in job responsibility. In the absence of such changes, the Committee considers other factors in setting annual salaries, including overall company performance, the value of equity awards that have been received, and competitive market data. As previously noted, during 2013, our NEOs' base salaries were not increased at all. The salaries paid to our NEOs for 2013 are reflected in the Summary Compensation Table below.
Performance-Based Incentive Compensation
Our bonus plan serves to align and motivate all corporate employees, including the NEOs, on the achievement of specified performance targets for two of our key corporate metrics: revenue and Adjusted EBITDA. We believe that revenue is an important measure of our success in serving customers as well as maintaining our competitive differentiation and market share. Revenue incorporates our goals of driving growth in services to 2.0 customers and maximizing retention of our 1.0 customers, which is based on providing valued products and high quality customer service. In addition, we believe that Adjusted EBITDA provides a gauge of the efficiency and profitability of our operations and is an important indicator of financial health, as well as a primary measure of interest to our investors.
The payout factor for each performance criteria is determined based upon our actual performance measured against the performance target, which is generally set the same level as our internal budget for the year. Incentive amounts to be paid under the performance-based programs may be adjusted by the Committee to account for unusual events such as material changes to the business subsequently approved by the Board that were not provided for in the budget targets, extraordinary transactions, asset dispositions and purchases, and mergers and acquisitions if, and to the extent, the Committee does not consider the effect of such events to be indicative of our performance. All of our bonus participants, including our NEOs (except Mr. Oesterling), received 20% of their 2013 annual bonus in vested shares of our Common Stock at the time of payment of the corporate bonus in early 2014, and a 10% premium to these shares, which vests in late 2014. The purpose of the equity component to the bonus plan was to provide the Company’s management team with an enhanced equity compensation opportunity, show confidence in the Company’s business to investors, and reduce cash outflows.
For 2013, our revenue performance metric carried a weighting of 60% and our Adjusted EBITDA performance metric carried a weighting of 40% of the bonus opportunity. The respective weightings reflected the Committee’s view of the relative importance of these targets to the Company and its stockholders at this point in the Company’s 2.0 transformation process. The revenue component target payout level was established and calculated based on quarterly objectives for consolidated performance; amounts earned based on quarterly performance were not paid until completion of the annual performance period. The Adjusted EBITDA target payout level was established and calculated based on our annual objectives for consolidated performance. The Committee believes that quarterly revenue targets are an appropriate measurement period for a recurring revenue business model, allowing for more frequent feedback and accountability to plan participants; however, due to the greater variability in the timing and accounting treatment of certain costs, the Committee believes that annual measurements are more appropriate for Adjusted EBITDA.
In the event that established minimum performance levels are exceeded but applicable target payout levels are not achieved, the executive officers earn proportional awards. If the established minimum performance level is not met for a particular performance criteria component, the payout factor is zero for that particular component. The performance targets for both revenue and Adjusted EBITDA have a maximum payout factor of 130% (based on achievement above plan) and a threshold payout factor of 70% (which represents minimum qualifying performance levels below which payout is zero). For all bonus components, the Committee generally sets performance targets at levels that it believes require superior performance by the executives to achieve maximum payouts.

In 2013, our aggregate performance against our annual objectives resulted in an overall payout factor to NEOs of 53.5% of our target executive bonus opportunity. Our 2013 bonus performance targets, achievement results and percentages, and bonus percentages earned for each target were as follows (in millions):

Financial Measure	Performance Targets ($)	Performance Threshold ($)	Performance Maximum ($)	Actual Achievement ($)	Achievement Percentage	Percentage of Bonus Earned
Revenues
1st Quarter	120.2 - 120.5	117.2	123.5	119.9	97%	14.5%
2nd Quarter	121.2 - 121.5	117.8	124.8	118.2	73%	11.0%
3rd Quarter	122.3 - 122.7	118	127	113.7	—%	—%
4th Quarter	123.9 - 124.4	118.6	129.7	111.5	—%	—%
Adjusted EBITDA	83.5 - 84.0	78	89.5	78.5	70%	28.0%
Total						53.5%
 The Committee sets each NEO's bonus potential as a percentage of base cash salary. The bonus target percentage for Mr. Geiger was set at 150% of his base salary, the bonus percentage for Mr. Fugate was 100% of his base salary, and the bonus target percentage for Messrs. Cobb, Oesterling, and Gatch was set at 75% of their respective base salaries. These target bonus levels were unchanged from 2012.
The bonus plan payout for each NEO is computed by multiplying the overall payout factor by each executive’s potential percentage. Payment of the incentive bonus is contingent upon continued employment through the date of payout, unless an executive officer would otherwise be entitled to such payment pursuant to the terms of an employment agreement.
The bonus plan incentive compensation denoted in column (g) of the Summary Compensation Table reflects amounts in the year earned for performance by the NEOs in each respective fiscal year; however, payments for these amounts occur in the year subsequent to the year in which they were earned.
Share-Based Compensation
Our share-based awards program assists us to:

•	Link executive compensation to the creation of stockholder value;

•	Provide an opportunity for increased equity ownership by executives;

•	Maintain competitive levels of total compensation; and

•	Attract and retain key executives.
Share-based awards are generally granted annually to NEOs and other key employees as part of the total recommended compensation for each executive’s relative position within the Company. Prior to 2012, the Committee generally targeted granting the NEOs approximately 50% of the value of their awards in stock options. In 2013, share-based awards were delivered with a combination of service- and performance-based vesting requirements, with performance-based awards comprising 50% of the total award.
Generally, the annual share-based awards are approved at the Committee’s first regularly scheduled quarterly meeting of the calendar year. However, newly hired executive officers are reviewed for such share-based awards at the next regularly scheduled quarterly Committee meeting following their hire date, and the Committee may also address off-cycle grants to NEOs to take into account special circumstances.

For the 2013 annual equity grants to NEOs, 50% are service-based and will vest over three years while the other 50% are performance-based. For the performance-based awards, the Committee set the vesting criteria for half of the awards as the Company's 2013 and 2014 combined revenue and the vesting criteria for the other half of the awards as the Company's three-year total stockholder return (or “TSR”) compared to the TSR of companies comprising the Russell 2000 Index over the same period. The revenue-based awards will cliff-vest after two years and the TSR-based awards will cliff vest after the three-year performance period. The vesting of the awards is based upon the following performance criteria:

Vesting of awards	Combined 2013-2014 revenue	TSR relative to Russell 2000 index
Minimum (35% vesting)	$955 million	40th percentile
Target (100% vesting)	$993 million	60th percentile
Maximum (150% vesting)	$1,009 million	75th percentile
The measurement period for the TSR-based awards is from January 1, 2013 through December 31, 2015. If the Company's TSR is negative over the performance period, the maximum possible vesting percentage is 100% without regard to our performance relative to the Russell 2000 companies.
Stock Ownership Guidelines
To support the objectives of increasing the amount of stock owned by our officers and aligning the interests of our officers with those of our stockholders, we adopted stock ownership guidelines in 2011. Under the guidelines, the CEO is required to hold shares of our stock valued at three times his annual salary and other NEOs are required to hold shares of our stock valued at an amount equal to their annual salary. Directors are required to hold shares of our stock valued at three times their annual cash retainer. All NEOs and directors are in compliance with our stock ownership guidelines.
The Committee’s Consideration of Stockholders 2013 Say on Pay Voting Results
At the Company’s 2013 Annual Meeting of Stockholders, approximately 98% of the votes cast on the say-on-pay proposal voted in support of the compensation paid to NEOs for 2013. While this vote was merely advisory, the Committee takes all forms of stockholder feedback seriously, and it carefully considered these results, direct discussions with stockholders, and the Company’s stock performance when examining total executive compensation for 2012 and 2013.
Based on the 2013 say-on-pay voting results and the other factors listed above, the Committee continues to focus on providing a strong link between executive pay and Company performance, including by granting performance-based vesting requirements for a substantial percentage of all NEO share-based compensation and a comprehensive evaluation of total NEO compensation, taking into account Company performance, stockholder returns, and the need of the Company to retain key executives. Based on these criteria, as well as other factors discussed above, total compensation for the CEO declined from 2012 to 2013.
Other Compensation
Retirement and Other Benefits
We encourage our employees to save for retirement and, as such, offer a 401(k) savings plan. The 401(k) savings plan is a tax-qualified retirement savings plan pursuant to which all employees, including the NEOs, are able to contribute up to the limit prescribed by the Internal Revenue Code on a before-tax basis. The Company matches up to 3.5% of eligible compensation contributed by the employees. The Company match is generally funded in Company stock subsequent to the 401(k) plan year-end.
Perquisites and Other Personal Benefits
At the election of individual executives, the Company pays for an annual physical evaluation. None of the NEOs elected to receive this benefit during 2013.

Termination Benefits
We have entered into At-Will Employment Agreements with each of the NEOs that provide for specified benefits upon termination (other than termination by us for cause or for voluntary termination without “good reason”), including termination in connection with a change-in-control; these NEO agreements do not contain any guarantees of employment of any period of time, do not provide any NEO with change-in-control payments exceeding three times base salary and bonus, do not provide any NEO with severance payments should they leave the company voluntarily whether before or after a change-in-control, do not provide an NEO with change-in-control payments without loss of job or substantial diminution in job duties, and do not provide any NEO with a tax gross-up of any kind. The termination benefits in these agreements are offered in order to ensure that we attract and retain key executives as we compete for talent in a marketplace where similar protections are commonly offered as well as to ensure that the executives remain focused on the Company’s business during any period of change. Information regarding termination benefits and applicable payments under such agreements in effect for 2013 for the NEOs is provided under the heading “Potential Payments Upon Termination or Change of Control.”
Tax Implications
Deductibility of Executive Compensation
As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, as amended, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals considered “covered employees” within the meaning of Section 162(m). A “covered employee” refers to the CEO and any individual among the next three highest compensated officers (other than the CFO). While we consider the tax deductibility of each element of executive compensation as a factor in our overall compensation program, the Committee, however, retains the discretion to approve compensation that may not qualify for the compensation deduction if, in light of all applicable circumstances, it would be in our best interest for such compensation to be paid without regard to whether it may be tax deductible.
COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Proxy Statement and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
The Compensation Committee:
Kevin Costello, Chairman
Marvin Wheeler
Bonnie P. Wurzbacher

The table below summarizes the total compensation earned by each of the NEOs for the fiscal years ended December 31, 2013, 2012, and 2011. All NEOs were still employed by the Company on December 31, 2013. No discretionary bonuses were paid to any NEOs.
2013 Summary Compensation Table

	(b)	(c)	(e)	(f)	(g)	(i)	(j)
Name and Principal Position	Year	Salary ($) (1)	Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
James F. Geiger	2013	400,000	475,011	—	327,421	8,925	1,211,357
Chairman, President, and Chief Executive Officer	2012	400,000	220,627	194,198	613,650	8,750	1,437,224
	2011	400,000	300,236	389,346	450,000	8,575	1,548,157

J. Robert Fugate	2013	300,000	203,506	—	163,710	8,925	676,141
Executive Vice President, Chief Financial Officer, and Secretary	2012	300,000	779,235	76,718	306,825	8,750	1,471,528
	2011	300,000	150,783	129,782	225,000	8,575	814,140

N. Brent Cobb	2013	295,000	185,153	—	120,737	8,925	609,815
Executive Vice President of Enterprise Solutions	2012	291,250	864,514	76,718	223,407	8,750	1,464,638
	2011	280,000	75,703	97,337	157,500	8,575	619,114

Joseph A. Oesterling	2013	295,000	185,153	—	59,184	8,925	548,262
former Executive Vice President of Technology and Operations	2012	291,250	777,569	76,718	223,407	8,750	1,377,694
	2011	280,000	105,321	97,337	157,500	8,575	648,733

Christopher C. Gatch	2013	280,000	173,300	—	109,654	8,925	571,879
Executive Vice President and Chief Technical Officer	2012	276,250	433,069	57,538	220,377	8,750	995,984
	2011	265,000	105,182	97,337	149,062	8,575	625,156

(1)
James F. Geiger's and J. Robert Fugate's annual salary remained unchanged from 2011 to 2013. N. Brent Cobb and Joseph A Oesterling both received an increase in their annual salary from $280,000 to $295,000 in 2012. Christopher C. Gatch's salary increased from $265,000 to $280,000 in 2012. The amounts in the column above reflect amounts earned in 2012 as the salary change was mid-year.

(2)
The amounts in columns (e) and (f) reflect the grant date fair value of Stock Awards and Option Awards calculated in accordance with ASC 718, Stock Compensation granted pursuant to the Equity Incentive Plan. Assumptions used in the calculation of this amount are included in footnote 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2013 included in the Original Filing. The 2013 totals include the grant date fair values attributable to performance-based restricted stock awards for each of the NEOs based on the probable outcome of the performance objectives applicable to such awards on the grant date. The full grant date fair value of the awards, assuming maximum achievement of the applicable performance objectives, is set forth in the table below:

Name	Grant Type	Date of Grant	Full Grant Date Fair Value ($)
James F. Geiger	Revenue-based Stock Awards	3/27/2013	133,313
	TSR-based Stock Awards	3/27/2013	110,063
J. Robert Fugate	Revenue-based Stock Awards	3/27/2013	53,325
	TSR-based Stock Awards	3/27/2013	44,025
N. Brent Cobb	Revenue-based Stock Awards	3/27/2013	53,325
	TSR-based Stock Awards	3/27/2013	44,025
Joseph A. Oesterling	Revenue-based Stock Awards	3/27/2013	53,325
	TSR-based Stock Awards	3/27/2013	44,025
Christopher C. Gatch	Revenue-based Stock Awards	3/27/2013	53,325
	TSR-based Stock Awards	3/27/2013	44,025

(3)
The amounts in column (g) reflect the amounts awarded to the NEOs under the terms of the corporate bonus plan, which is discussed in further detail under the heading Performance-Based Incentive Compensation in the "Compensation Discussion and Analysis" section above. Each NEO, with the exception of Joseph A. Oesterling, received a portion of the 2013 corporate bonus plan in stock awards. Amounts earned under the corporate bonus plan are listed based on the year in which the performance criteria is based (amounts listed for 2013 reflect cash and stock awards earned under the 2013 corporate bonus plan). The grant date fair value of the stock awards earned under the 2013 corporate bonus plan, but granted on March 14, 2014, is as follows: James F. Geiger, $64,200; J. Robert Fugate, $32,100; N. Brent Cobb, $23,674; and Christopher C. Gatch, $17,976. In accordance with his separation agreement, Mr. Oesterling received a cash payment equal to 50% of the stock and cash amounts he would have received under the 2013 corporate bonus plan if he was employed on the payout date. Termination benefits for Mr. Oesterling are not included in the table above as they will be paid during 2014 and are contingent upon compliance with a non-compete provision. Mr. Oestrerling's benefits are discussed in further detail in the "Potential Payments Upon Termination or Change in Control" section below.

(4)
The amounts in column (i) reflect the 401(k) matching contribution for the respective year and is discussed in further detail under the heading Other Compensation—Retirement and Other Benefits in the "Compensation Discussion and Analysis" section above.

 GRANTS OF PLAN-BASED AWARDS
The table below provides information about equity and non-equity plan-based awards granted to the NEOs in 2013.
2013 Grants of Plan-Based Awards Table

Name	Grant Date	Compensation Committee Approval Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Payouts Under Equity Incentive Plan Awards (5)			All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (4)
			Threshold ($) (2)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
James F. Geiger			63,000	600,000	780,000
	3/27/2013	3/27/2013							25,000			177,750
	3/27/2013	3/27/2013				4,375	12,500	18,750				88,875
	3/27/2013	3/27/2013				4,375	12,500	18,750				73,375
	3/15/2013	3/22/2012							1,628			12,275

J. Robert Fugate			31,500	300,000	390,000
	3/27/2013	3/27/2013							10,000			71,100
	3/27/2013	3/27/2013				1,750	5,000	7,500				35,550
	3/27/2013	3/27/2013				1,750	5,000	7,500				29,350
	3/15/2013	3/22/2012							814			6,138

Joseph A. Oesterling			22,936	218,438	283,969
	3/27/2013	3/27/2013							10,000			71,100
	3/27/2013	3/27/2013				1,750	5,000	7,500				35,550
	3/27/2013	3/27/2013				1,750	5,000	7,500				29,350
	3/15/2013	3/22/2012							593			4,471

N. Brent Cobb			22,936	218,438	283,969
	3/27/2013	3/27/2013							10,000			71,100
	3/27/2013	3/27/2013				1,750	5,000	7,500				35,550
	3/27/2013	3/27/2013				1,750	5,000	7,500				29,350
	3/15/2013	3/22/2012							593			4,471

Christopher C. Gatch			21,755	207,188	269,344
	3/27/2013	3/27/2013							10,000			71,100
	3/27/2013	3/27/2013				1,750	5,000	7,500				35,550
	3/27/2013	3/27/2013				1,750	5,000	7,500				29,350
	3/15/2013	3/22/2012							450			3,393

(1)
The terms of the Non-Equity Incentive Plan are discussed in further detail under the heading Performance-Based Incentive Compensation in the "Compensation Discussion and Analysis" section above. The actual amounts received by the NEOs in 2013 are reported in the Summary Compensation Table under the column entitled “Non-Equity Incentive Plan Compensation.”

(2)	These amounts represent a minimum payout for the achievement of a plan-specified, minimum level of performance.

(3)
The stock awards granted on March 15, 2013 and approved on March 22, 2012 relate to the 10% premium on the shares earned under the 2012 corporate bonus plan, which vested on December 1, 2013. All other awards vest 33% per year over three years. For a description of the accelerated vesting provisions that apply to such awards, see the section entitled "Potential Payments Upon Termination" below.

(4)
Amounts above were calculated in accordance with ASC 718, Stock Compensation. Assumptions used in the calculation of this amount are included in footnote 13 to the Company’s audited financial statements for the fiscal year ended December 31, 2013 included in the Original Filing. With respect to performance-based awards, the grant date fair value is based on the probable outcome of the performance objective applicable to such awards on the grant date.

(5)
These amounts represent the potential incentives payable pursuant to performance awards granted in fiscal year 2013. The revenue performance awards granted on March 27, 2013 vest on March 27, 2015 and are based upon attaining certain revenue targets over a two year period beginning January 1, 2013. The market performance awards granted on March 27, 2013 vest on March 27, 2016 with the number of shares vesting based on our TSR compared to the companies comprising the Russell 2000 Index over a three year period beginning January 1, 2013. For a description of the accelerated vesting provisions that apply to such awards, see section entitled "Potential Payments Upon Termination" below.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The table below provides information on the current holdings of stock options and restricted stock by the NEOs as of December 31, 2013.
2013 Outstanding Equity Awards at Fiscal Year-End Table

			Options (1)					Stock Awards (1)
		Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name			Exercisable	Unexercisable
James F. Geiger	1	2/15/2005	282,422			11.83	2/15/2015
	2	2/1/2006	125,000			11.00	2/1/2016
	3	3/5/2007	51,563			29.62	3/5/2017
	4	2/25/2008	67,330			19.69	2/25/2018
	5	8/8/2008	37,243			16.07	8/8/2018
	6	2/25/2010						8,750	60,288
	7	3/5/2010	56,250	18,750		12.96	3/5/2020
	8	2/7/2011						5,000	34,450
	9	3/4/2011	15,000	15,000		12.75	3/4/2021
	10	4/5/2011	18,000	9,000		12.75	4/5/2021
	11	4/5/2011						3,000	20,670
	12	2/7/2012						9,375	64,594
	13	3/9/2012	6,250	18,750		7.67	3/9/2022
	14	3/22/2012			30,000	7.97	3/22/2022
	15	3/22/2012								15,000	103,350
	16	3/27/2013								12,500	86,125
	17	3/27/2013								12,500	86,125
	18	3/27/2013						25,000	172,250

J. Robert Fugate	19	2/15/2005	54,123			11.83	2/15/2015
	20	2/1/2006	45,000			11.00	2/1/2016
	21	3/5/2007	28,359			29.62	3/5/2017
	22	2/25/2008	29,110			19.69	2/25/2018
	23	8/8/2008	16,102			16.07	8/8/2018
	24	2/25/2010						3,125	21,531
	25	3/5/2010	18,750	6,250		12.96	3/5/2020
	26	2/7/2011						5,000	34,450
	27	3/4/2011	10,000	10,000		12.75	3/4/2021
	28	2/7/2012						5,250	36,173
	29	3/9/2012	3,500	10,500		7.67	3/9/2022
	30	3/22/2012			7,200	7.97	3/22/2022
	31	3/22/2012								3,600	24,804
	32	9/23/2012								70,000	482,300
	33	3/27/2013								5,000	34,450
	34	3/27/2013								5,000	34,450
	35	3/27/2013						10,000	68,900

2013 Outstanding Equity Awards at Fiscal Year-End Table (Continued)

			Options (1)					Stock Awards (1)
		Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name			Exercisable	Unexercisable
N. Brent Cobb	36	11/2/2005	70,876			12.00	11/2/2015
	37	3/5/2007	7,734			29.62	3/5/2017
	38	2/25/2008	19,900			19.69	2/25/2018
	39	8/8/2008	13,855			16.07	8/8/2018
	40	2/25/2010						1,125	7,751
	41	3/5/2010	7,500	2,500		12.96	3/5/2020
	42	11/12/2010						1,250	8,613
	43	2/7/2011						2,500	17,225
	44	3/4/2011	7,500	7,500		12.75	3/4/2021
	45	2/7/2012						10,500	72,345
	46	3/9/2012	3,500	10,500		7.67	3/9/2022
	47	3/22/2012			7,200	7.97	3/22/2022
	48	3/22/2012								7,200	49,608
	49	9/23/2012								70,000	482,300
	50	3/27/2013								5,000	34,450
	51	3/27/2013								5,000	34,450
	52	3/27/2013						10,000	68,900

Joseph A. Oesterling	53	2/15/2005	24,484			11.83	2/15/2015
	54	2/1/2006	45,000			11.00	2/1/2016
	55	3/5/2007	19,852			29.62	3/5/2017
	56	2/25/2008	25,048			19.69	2/25/2018
	57	8/8/2008	13,855			16.07	8/8/2018
	58	2/25/2010						1,125	7,751
	59	3/5/2010	10,000			12.96	3/5/2020
	60	11/12/2010						1,250	8,613
	61	2/7/2011						3,500	24,115
	62	3/4/2011	11,250	3,750		12.75	3/4/2021
	63	2/7/2012						5,250	36,173
	64	3/9/2012	7,000	7,000		7.67	3/9/2022
	65	3/22/2012			3,600	7.97	3/22/2022
	66	3/22/2012								1,800	12,402
	67	9/23/2012								70,000	482,300
	68	3/27/2013								5,000	34,450
	69	3/27/2013								5,000	34,450
	70	3/27/2013						10,000	68,900

2013 Outstanding Equity Awards at Fiscal Year-End Table

			Options (1)					Stock Awards (1)
		Grant Date	Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (2)	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Name			Exercisable	Unexercisable
Christopher C. Gatch	71	2/15/2005	24,484			11.83	2/15/2015
	72	2/1/2006	22,500			11.00	2/1/2016
	73	3/5/2007	10,313			29.62	3/5/2017
	74	2/25/2008	25,048			19.69	2/25/2018
	75	8/8/2008	13,855			16.07	8/8/2018
	76	2/25/2010						1,125	7,751
	77	3/5/2010	7,500	2,500		12.96	3/5/2020
	78	2/7/2011						3,500	24,115
	79	3/4/2011	7,500	7,500		12.75	3/4/2021
	80	2/7/2012						5,250	36,173
	81	3/9/2012	2,625	7,875		7.67	3/9/2022
	82	3/22/2012			5,400	7.97	3/22/2022
	83	3/22/2012								3,600	24,804
	84	9/23/2012								35,000	241,150
	85	3/27/2013								5,000	34,450
	86	3/27/2013								5,000	34,450
	87	3/27/2013						10,000	68,900

(1)	The above share-based awards, including option and stock awards, vest at 25% per year over four years from the date of grant, with the exception of the following grants:

•	Awards listed on rows 10 and 11 vested one-third in 2012 and 2013 and one-third will vest in 2014. The relevant performance condition for these awards was considered earned as of December 31, 2011.

•
Awards listed on rows 14, 15, 30, 31, 47, 48, 65, 66, 82, and 83 will vest in 50% increments in 2014 and 2015. The relevant performance condition for these awards was considered earned as of December 31, 2013 at 120% achievement and are disclosed as such in the table above.

•
Awards listed on rows 32, 49, 67 and 84 vest on September 30, 2014 and are based on our TSR compared to the TSR of companies comprising the Russell 2000 Index over a two-year period beginning October 1, 2012. Awards are disclosed at “target” levels.

•
Awards listed on rows 16, 33, 50, 68 and 85 vest on March 27, 2015 and are based on attaining cumulative 2013 and 2014 revenue targets. As of December 31, 2013 these awards are not expected to vest. Awards are disclosed at “target” levels.

•
Awards listed on rows 17, 34, 69, and 86 vest on March 27, 2016 and are based on our TSR compared to the TSR of companies comprising the Russell 2000 Index over a two-year period beginning January 1, 2013. Awards are disclosed at “target” levels.

•	Awards listed on rows 18, 35, 52, 70, and 87 will vest 33% per year over three years.

•	For a description of the accelerated vesting provisions that apply to such awards, see the section entitled “Potential Payments Upon Termination” below.

(2)	All options are issued with a ten-year contractual term from the date of grant.

(3)
The market value of stock awards was determined by multiplying the number of unvested or unearned shares by $6.89, the closing price of our Common Stock on December 31, 2013, the last trading day of 2013, as reported by Nasdaq. For a description of the accelerated vesting provisions that apply to such awards, see the section entitled “Potential Payments Upon Termination” below.

OPTION EXERCISE AND STOCK VESTED TABLE
The table below provides information on the option exercises and stock vesting activity for the NEOs in 2013.
2013 Option Exercises and Stock Vested Table

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
James F. Geiger	159,331	471,299	42,156	313,974
J. Robert Fugate	22,829	47,028	18,828	142,705
Joseph A. Oesterling	8,142	22,960	14,894	111,829
N. Brent Cobb	—	—	17,769	134,358
Christopher C. Gatch	8,065	22,882	12,572	96,241

(1)	Value realized on exercise is the difference between the sale price, after transaction costs, and the exercise price of the option.

(2)	Value realized equals the per share fair market value of our Common Stock on the date of vesting multiplied by the number of shares vesting.
NON-QUALIFIED DEFERRED COMPENSATION
The Company maintains an unfunded voluntary non-qualified deferred compensation plan for the benefit of certain highly compensated employees, including the NEOs. Effective March 1, 2008, eligible employees were permitted to defer the receipt and taxation of up to 50% of base salary and commissions as well as up to 100% of performance-based incentive cash compensation. Deferral elections must be made before the beginning of the calendar year for which they apply and become irrevocable for that plan year. Amounts deferred are deemed to be invested in available investments of the plan based on the participants’ election. Deferred amounts are credited with earnings equal to the actual return on the deemed investments. Participants can elect to receive distributions in a lump sum or in up to ten annual installments and, can elect to begin distributions either upon separation from service or at a specified date prior to separation. In addition, participants may elect early distribution of all or some of their deferred account based on hardship, as defined by the plan. Distributions are payable in cash and are subject to ordinary income tax.
 The Company has established a trust used to accumulate funds of the non-qualified deferred compensation plan. The assets of the trust are subject to the claims of the Company’s creditors. No amounts were contributed by the Company under the nonqualified deferred compensation plan in 2013.
2013 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($) (1)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
Joseph A. Oesterling	—	39,482	74,274	232,771
Christopher C. Gatch	49,599	15,544	14,964	212,765

(1)
Contribution amounts deferred are reported as compensation in the Summary Compensation Table. Amounts that relate to an executive’s deferrals from salary are included in the “Salary” column and amounts that relate to an executive’s deferrals from the corporate bonus are included in the “Non-Equity Incentive Plan Compensation” column. No NEOs are eligible to receive commissions.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL
The table “2013 Potential Payments Upon Termination” below reflects the amounts to be paid to each NEO in the event of termination prior to a change of control, termination following a change of control, termination in the event of death, and termination in the event of disability. The amounts shown assume that such termination was effective as of December 31, 2013 and are estimates of the amounts which would be paid out to the NEOs upon their termination. The actual amounts to be paid out can only be determined at the time of separation.

Payments Made Upon Termination
We have entered into employment agreements with our NEOs, each of which are substantially similar. Pursuant to these agreements, we will pay specified benefits to a particular executive upon his or her termination (other than termination by us for “cause” or for resignation by the executive without “good reason” as each is defined in the employment agreements). “Cause” is broadly defined as (1) executive's theft, embezzlement, or fraud upon the Company, or unauthorized appropriation of assets or property of the Company; (2) any act or acts of disloyalty, moral turpitude, or material misconduct by executive that injures the Company, or executive's conviction of a crime which results in injury to the Company; (3) executive's repeated refusal to carry out instructions; (4) executive's willful violation of Company policies resulting in material harm to the Company; or (5) executive's conviction of a felony or a crime involving moral turpitude. “Good reason” broadly includes: (1) significant reduction in the responsibilities or duties of executive; (2) material reduction in executive's base salary, bonus opportunities, or benefits; (3) changes to the location of executive's office by fifty miles or more; or (4) the failure of a successor to the Company to assume the employment agreement. Such termination benefits for all executives through 2013 are as follows:
Termination Before a Change of Control:

•	Base salary in the form of cash severance for one additional year from date of termination (paid in installments over the severance period on the Company's normal pay dates);

•	Continuation of benefit coverage (paying the terminated NEO for the cost of COBRA during the severance period) if the NEO has Company-provided health insurance on the date of termination;

•
20% accelerated vesting of each outstanding service-based equity award and 60% accelerated vesting of each outstanding performance-based equity award if the end of the performance period applicable to such award occurs within one year of the executive's date of termination and the performance objectives applicable to such award are otherwise met; and

•	For option awards granted to the NEO on or after September 30, 2005, a one-year period (two years for Mr. Geiger) for the NEO to exercise such option awards following the date of termination.
 Termination After a Change of Control:

•
For all NEOs, base salary in the form of in the form of cash severance for one additional year from date of termination (paid in installments over the severance period on the Company's normal pay dates);

•
For all NEOs except Mr. Geiger and Mr. Fugate, additional cash severance equal to executive's bonus (defined as the average bonus paid over the prior three years or, if the executive has not been employed long enough to have been paid a bonus for the three previous years, an amount equal to their target bonus payout for the calendar year in which the date of termination occurs) paid on a lump-sum basis within three business days of the date six months following termination;

•
With respect to Mr. Geiger, additional cash severance equal to executive's bonus (defined as the average bonus paid over the prior three years) plus, upon Mr. Geiger's election, either an additional cash severance amount equal to 1.5 times his base salary, subject to certain adjustments described below in Conditions of Termination Benefits, or an additional cash severance amount equal to 0.5 times his annual base salary (all paid on a lump-sum basis within three business days of the date six months following termination);

•
With respect to Mr. Fugate, additional cash severance equal to executive's bonus (defined as the average bonus paid over the prior three years) plus, upon Mr. Fugate's election, either an additional cash severance amount equal to 0.5 times his base salary, subject to certain adjustments described below in Conditions of Termination Benefits, or no additional severance amount (all paid on a lump-sum basis within three business days of the date six months following termination); and

•	Continuation of benefit coverage (placing the terminated executive on COBRA) during the severance period;

•	100% accelerated vesting of all equity awards; and

•	For option awards granted to the NEO on or after September 30, 2005, a one-year period (two years for Mr. Geiger) for the NEO to exercise such option awards following the date of termination.

Generally, pursuant to the agreements, a change of control is deemed to occur:

(i)
If any person or group directly or indirectly acquires 50% or more of the Company’s voting securities (other than securities acquired directly or indirectly from the Company or its affiliates and not a result of us acquiring shares);

(ii)	If a majority of the Directors, as of any one-year period, are replaced other than in specific circumstances;

(iii)
Upon the consummation of a merger, consolidation, reorganization, business consolidation, sale of the Company or any subsidiary of ours, or disposition of substantially all of the Company’s assets, other than an event noted above which would result in the voting securities of the Company outstanding immediately prior to the merger continuing to represent at least 50% of the voting power of the securities of the Company outstanding immediately after such event; or

(iv)	Upon the liquidation or dissolution of the Company.
Termination by Reason of Death:

•	100% accelerated vesting of all equity awards (with the vesting of any performance-based equity awards to be based on “target” levels of performance).
Termination by Reason of Disability:

•
Accelerated vesting so that 60% of each equity award is immediately vested (if not already vested to that percentage) (with the vesting of any performance-based equity awards to be based on “target” levels of performance).

Conditions of Termination Benefits
An NEO must sign a release within 45 days of his termination in order to receive the termination benefits. All employment agreements provide for nondisclosure of our confidential information and non-disparagement of the Company and, after the termination of the executive’s employment with us, a one-year period of non-solicitation of our employees and a one-year non-compete obligation. In addition, following a change of control, Messrs. Geiger and Fugate can elect to be bound by an additional eighteen-month and six-month non-solicitation and non-compete obligations in exchange for a lump sum payment equal to 1.5 times and 0.5 times their annual base salaries, respectively. Should Messrs. Geiger and Fugate elect not to be bound by the additional non-solicitation and non-compete obligations, they will be entitled to a lump sum payment equal to 50% and 0% of their annual base salaries, respectively. Any such lump-sum payments are to be paid within three business days of the date six months after their termination date.
Termination of Employment of Joseph A. Oesterling
Mr. Oesterling resigned on December 31, 2013, and in accordance with his employment agreement and separation agreement, he will receive the following benefits in 2014, subject to compliance with a non-compete provision:

•	Base salary in the form of cash severance for one additional year from date of termination (paid in installments over the severance period on the Company's normal pay dates);

•	Continuation of benefit coverage (payment for the cost of COBRA during the severance period);

•	Cash payment equal to 50% of the stock and cash amounts he would have received under the 2013 corporate bonus plan if he was employed on the payout date;

•
Unvested equity will continue to vest for one additional year from date of termination, which includes participation in vesting of performance-based awards if the Company meets the performance criteria; and

•	Payments for consulting services for a period of three months, whether or not the Company chooses to make use of his services.
If there is a change in control during 2014, Mr. Oesterling will receive an additional cash severance equal to his bonus (defined as the average of the amounts paid for the 2011 and 2012 corporate bonuses and the bonus he would have received in 2013 if he had been employed on the payout date) and vesting of all unvested service-based equity awards.

The following table shows the potential payments upon termination for all NEOs:
2013 Potential Payments Upon Termination Table

Name	Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Death ($)	Disability ($)
James F. Geiger	Cash Severance - Salary (1)	400,000	1,000,000	—	—
	Cash Severance - Bonus	—	463,690	—	—
	Healthcare Benefits Continuation (2)	14,184	14,184	—	—
	Share-Based Awards - Accelerated Vesting (3)	230,815	610,626	610,626	295,409
	Total	644,999	2,088,500	610,626	295,409

J. Robert Fugate	Cash Severance - Salary (1)	300,000	450,000	—	—
	Cash Severance - Bonus	—	231,845
	Healthcare Benefits Continuation (2)	24,718	24,718	—	—
	Share-Based Awards - Accelerated Vesting (3)	376,883	732,924	732,924	408,233
	Total	701,601	1,439,487	732,924	408,233

N. Brent Cobb	Cash Severance - Salary	295,000	295,000	—	—
	Cash Severance - Bonus	—	167,215	—	—
	Healthcare Benefits Continuation (2)	6,759	6,759	—	—
	Share-Based Awards - Accelerated Vesting (3)	387,907	767,374	767,374	434,070
	Total	689,666	1,236,348	767,374	434,070

Joseph A. Oesterling	Cash Severance - Bonus (4)	—	146,697	—	—
	Share-Based Awards - Accelerated Vesting (4)	—	641,569	—	—
	Total	—	788,266	—	—

Christopher C. Gatch	Cash Severance - Salary	280,000	280,000	—	—
	Cash Severance - Bonus	—	159,698	—	—
	Healthcare Benefits Continuation (2)	20,694	20,694	—	—
	Share-Based Awards - Accelerated Vesting (3)	217,035	467,659	467,659	261,476
	Total	517,730	928,051	467,659	261,476

(1)	Amounts for Messrs. Geiger and Fugate were computed assuming they will elect to be bound by the additional eighteen-month and six-month non-complete obligation period, respectively.

(2)
For purposes of quantifying healthcare benefits payable by the Company to an executive during the applicable severance period, the Company relies on assumptions used for financial reporting purposes under generally accepted accounting principles.

(3)
Share-based awards in the table below were calculated based on the difference of the closing market price of our Common Stock on December 31, 2013 of $6.89 less the applicable exercise price of each award, if any, subject to accelerated vesting as a result of a termination under the terms noted above.

(4)	The benefits due to Mr. Oesterling if a change in control should occur in 2014 are discussed above.
Compensation of Directors
The Compensation Committee periodically engages Cook to review our policies for non-employee director compensation. The compensation for our directors was set based on comparative data provided by Cook. Generally, we use a combination of cash and share-based incentive compensation to attract qualified candidates to serve on the Board and to compensate the directors for services provided. We have designed our compensation to be more heavily weighted towards equity to align the compensation of non-employee directors with long-term stockholder interests. The Committee periodically benchmarks director compensation levels, most recently in 2013, at which time Cook indicated that our director compensation levels approximated the median of our executive compensation peer group practice (refer to page 15 for a description of our peer group). The compensation program for our Board members has remained unchanged since 2010.

In 2013, we paid our non-employee Board members annual retainers of $25,000 for Board membership, $15,000 for Audit Committee Chairmanship, $10,000 each for Nominating Committee, Technology and Innovation Committee, and Compensation Committee chairmanships, and $5,000 for non-chair membership on each committee. In addition to membership fees, in 2013, each non-employee director received $1,000 for each board meeting attended in person and $500 for each board meeting attended telephonically. We do not provide additional compensation for attendance of directors at committee meetings. We fully reimburse our non-employee directors for all reasonable expenses they incur to attend Board and/or committee meetings.
We also provide our non-employee Board members with initial equity grants upon their commencement of service on the Board and annual equity grants as part of their annual compensation. Our policy is to provide each new director his or her initial grant at the next meeting of the Committee in which equity grants are made following his or her election or appointment to the Board. The annual equity grant for directors occurs on the date of each annual meeting, which generally occurs in June of each year. Our equity compensation for non-employee directors consists of an initial grant of restricted stock with a value of $100,000 and an annual grant of restricted stock with a value of $200,000, limited to no more than 15,000 shares per director per annual grant. Based on our stock price on the grant date, the 15,000 share limit was operable for the June 2013 grant, and the value of the restricted shares was $126,300, which was below the intended value. Under the terms of our merger agreement with Birch Communications, Inc., the 15,000 share limit will also be applied for the June 2014 grant and all awards will vest on a pro-rata daily basis through the date of closing. These awards vest one year from the date of grant. Any additional future equity awards to directors are within the discretion of the Board.
Our formal stock ownership guidelines require non-employee directors to hold shares of our stock valued at three times their annual cash retainer. All directors are in compliance with the stock ownership requirement.
2013 Director Compensation Table
The following table provides compensation information for non-employee directors for the year ended December 31, 2013.

Name *	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Total ($)
Kevin Costello	41,958	126,300	168,258
Jonathan Crane	41,318	126,300	167,618
D. Scott Luttrell (3)	19,764	—	—
Martin Mucci	44,868	126,300	171,168
David A. Rogan	62,458	126,300	188,758
Larry D. Thompson (4)	6,217	—	6,217
Marvin Wheeler	37,458	126,300	163,758
Bonnie P. Wurzbacher	36,000	126,300	162,300

*
James F. Geiger, the Company’s Chairman, President, and CEO is not included in this table as he is an employee of the Company and thus receives no compensation for his services as a director. The compensation received by Mr. Geiger as an employee of the Company is shown in the Summary Compensation Table below.

(1)	Amounts include annual retainer, committee membership and chairmanship fees, and meeting fees earned by our directors during the year ended December 31, 2013.

(2)
Amounts include the grant date fair value of Stock Awards calculated in accordance with ASC 718, Stock Compensation granted pursuant to our Equity Incentive Plan. Assumptions used in the calculation of this amount are included in footnote 13 to the Company’s audited financial statements for the year ended December 31, 2013 included in the Original Filing. As of December 31, 2013, each director has the following number of unvested stock awards and options outstanding, respectively: Kevin Costello, 15,000 and 0; Jonathan Crane, 15,000 and 0; Scott Luttrell, 0 and 0; Martin Mucci, 15,000 and 13,142; David A. Rogan, 15,000 and 38,865; Larry D. Thompson, 0 and 0; Marvin Wheeler, 15,000 and 0; and Bonnie Wurzbacher, 15,000 and 0.

(3)	D. Scott Luttrell, a Class I Director, retired from the Board following the conclusion of our annual meeting held on June 7, 2013.

(4)	Larry D. Thompson, a Class II Director, retired from the Board effective on March 4, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides summary information regarding beneficial ownership of our outstanding capital stock as of March 31, 2014, for:

•	Each person or group who beneficially owns more than 5% of our capital stock on a fully diluted basis;

•	Each of the executive officers named in the Summary Compensation Table;

•	Each of our directors and nominees to become a director; and

•	All of our directors and executive officers as a group.
Beneficial ownership of shares is determined under the rules of the SEC and generally includes any shares over which a person exercises sole or shared voting or investment power. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all shares of Common Stock held by them. For purposes of this table, the number of shares of Common Stock outstanding as of March 31, 2014 is deemed to be 30,373,311. Shares of Common Stock subject to options currently exercisable or exercisable within the period 60 days after March 31, 2014 are deemed outstanding for calculating the percentage of outstanding shares of the person holding these options, but are not deemed outstanding for calculating the percentage of outstanding shares of any other person. Unless otherwise noted, the address for each director and executive officer is c/o Cbeyond, Inc., 320 Interstate North Parkway, Atlanta, Georgia 30339.

	Beneficial Ownership
Name of Beneficial Owner	Number	Percent
Executive Officers and Directors
James F. Geiger (1)	1,405,421	4.52%
John R. Fugate (2)	521,582	1.70%
N. Brent Cobb (3)	363,393	1.19%
Joseph A. Oesterling (4)	340,561	1.12%
Christopher C. Gatch (5)	276,460	*
Kevin Costello (6)	78,296	*
Jonathan Crane (7)	26,821	*
Martin Mucci (8)	100,699	*
David A. Rogan (9)	144,687	*
Marvin Wheeler (10)	26,821	*
Bonnie P. Wurzbacher (11)	58,805	*
All directors and executive officers as a group (16 persons)	4,102,776	13.51%

Beneficial owners of 5% or more
BlackRock, Inc. (12)	5,326,505	17.54%
Penn Capital Management, Inc. (13)	1,712,164	5.64%
Active Value Investments Special Holdings Fund I, LP and AVI Capital Partners, LP (14)	1,553,770	5.12%
* Denotes less than 1% beneficial ownership

(1)	Includes options to purchase 715,558 shares of our Common Stock and 108,858 restricted shares.

(2)	Includes options to purchase 223,294 shares of our Common Stock and 144,937 restricted shares.

(3)	Includes options to purchase 144,215 shares of our Common Stock and 128,114 restricted shares.

(4)	Includes options to purchase 113,755 shares of our Common Stock and 93,416 restricted shares.

(5)	Includes options to purchase 125,400 shares of our Common Stock and 86,980 restricted shares.

(6)	Includes restricted stock of 15,000 shares of our Common Stock.

(7)	Includes restricted stock of 15,000 shares of our Common Stock.

(8)	Includes options of 13,142 shares of our Common Stock and 15,000 restricted shares.

(9)	Includes options of 38,865 shares of our Common Stock and 15,000 restricted shares.

(10)	Includes restricted stock of 15,000 shares of our Common Stock.

(11)	Includes restricted stock of 15,000 shares of our Common Stock.

(12)
Includes 5,326,505 shares beneficially owned by BlackRock, Inc. including 5,252,373 shares with sole voting power as reported on Schedule 13G/A filed on January 10, 2014. BlackRock's address is 40 East 52nd Street, New York, NY 10022.

(13)
Includes 1,712,164 shares beneficially owned by Penn Capital Management, Inc. including 1,712,164 shares with sole voting power as reported on Schedule 13G filed on February 15, 2013. Penn Capital Management's address is Navy Yard Corporate Center, Three Crescent Drive, Suite 400, Philadelphia, PA 19112.

(14)
Includes 1,553,770 shares beneficially owned by Active Value Investments Special Holdings Fund I, LP (“SHF I LP”); Alara Capital AVI Fund, LLC ("AVI Fund"), as the general partner of SHF I LP; AVI Capital Partners, LP (“AVI LP”); AVI Partners, LLC (“AVI Partners”), as the general partner of AVI LP; AVI Management, LLC (“AVI Management”), as the investment manager of each of SHF I LP and AVI LP; and Darren C. Wallis, as a managing member of AVI Management. The address of each is 1150 1st Avenue, Suite 450, King of Prussia, Pennsylvania 19406.

Securities Authorized for Issuance under Equity Compensation Plans
We issue our employees share-based awards under our Equity Incentive Plan, which has been approved by our stockholders. The following table provides information as of December 31, 2013 regarding outstanding awards and shares reserved for future issuance under the Equity Incentive Plan and our other equity plan under which there remain outstanding awards:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(#)	Weighted- average exercise price of outstanding options, warrants and rights (b)($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)(#)
Equity compensation plans approved by security holders:
2005 Equity Incentive Award Plan	2,167,714	16.08	1,074,017
2002 Equity Incentive Award Plan (1)	516,435	11.85	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,684,149	15.26	1,286,433

(1)
Shares remaining for issuance under the 2002 Equity Incentive Award Plan were rolled into the Equity Incentive Plan, pursuant to our registration statement on Form S-8 (File No. 333-129556) filed with the SEC on November 8, 2005.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Director Independence
The listing standards of Nasdaq require that a majority of the Board be independent. A director does not qualify as independent unless the Board determines that the director has no direct or indirect material relationship with the Company. In assessing the independence of its members, the Board examined the commercial, industrial, banking, consulting, legal, accounting, charitable, and familial relationships of each member. The Board’s inquiry extended to both direct and indirect relationships with the Company. Based upon both detailed written submissions by its members and discussions regarding the facts and circumstances pertaining to each member, considered in the context of applicable rules and regulations of the SEC and the listing standards of Nasdaq, the Board has determined that all current directors and nominees and all of the persons who have served as directors during the year ended December 31, 2013 are independent, other than Mr. Geiger. In reviewing director independence, the Board determined that Mr. Rogan’s former position as an executive of Cisco Systems, Inc., a significant supplier of equipment, software, and services to the Company, did not impair his independence as a director.

Item 14.	Principal Accountant Fees and Services
The Audit Committee is responsible for appointing our independent registered public accounting firm and overseeing the services it provides to us. The Audit Committee has reappointed Ernst & Young LLP as the independent registered public accounting firm to audit our financial statements for the year ending December 31, 2014. In making this appointment, the Audit Committee considered whether the audit and non-audit services Ernst & Young LLP provides are compatible with maintaining the independence of our independent registered public accounting firm. The Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by our independent registered public accounting firm. Under this policy, the Audit Committee has specified categories of audit services, audit-related services, and tax services that are pre-approved, subject to appropriate documentation and other requirements. In addition, the Audit Committee has specified categories of other services that our independent registered public accounting firm is precluded from providing to us.

Fees and Services of Ernst & Young LLP
The following table summarizes fees incurred by the Company to Ernst & Young LLP:

	Fees ($)
Service	2013	2012
Audit Fees (1)	1,149,693	1,067,292
Tax Fees (2)	52,542	36,860
Other Fees (3)	—	58,633
Total	1,202,235	1,162,785

(1)
“Audit Fees” relate to professional services rendered for the audit of the Company’s annual financial statements and internal control over financial reporting, the review of the Company’s quarterly financial statements and issuing consents in connection with registration statements.

(2)	“Tax Fees” for 2013 and 2012 relate to tax compliance services and tax planning services.

(3)	“Other Fees” for 2013 and 2012 relate to services in connection with the issuance of Service Organization Control 2 and 3 reports.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

3.1(b)	Second Amended and Restated Certificate of Incorporation of Cbeyond, Inc., as amended.
3.2(c)	Second Amended and Restated Bylaws of Cbeyond Communications, Inc.
10.1(c)	Third Amended and Restated Registration Rights Agreement, dated as of December 29, 2004, by and among Cbeyond Communications, Inc. and the other signatories thereto.
10.2(c)	2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.
10.3(c)	2002 Equity Incentive Plan of Cbeyond Communications, Inc.
10.4(c)	2000 Stock Incentive Plan (as amended) of Cbeyond Communications, Inc.
10.5(c)	Form of Stock Option Grant Notice and Stock Option Agreement under the 2005 Equity Incentive Award Plan of Cbeyond Communications, Inc.
10.6(c)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2005 Equity Incentive Plan of Cbeyond Communications, Inc.
10.7(d)	Credit Agreement, dated as of February 8, 2006, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.8(e)	First Amendment to Credit Agreement, dated as of July 2, 2007, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.9(f)	Form of At-Will Employment Agreement by and between Cbeyond, Inc. and James F. Geiger.
10.10(f)	Form of At-Will Employment Agreement by and between Cbeyond, Inc. and J. Robert Fugate.
10.11(f)	Form of At-Will Employment Agreement by and between Cbeyond and Robert R. Morrice, Joseph A. Oesterling, and N. Brent Cobb.
10.12(g)	Waiver and Second Amendment to Credit Agreement, dated as of February 24, 2009, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.13(h)	Cbeyond Inc.'s 2005 Equity Incentive Award Plan, as amended and restated on June 12, 2009.
10.14(h)	Cbeyond Inc.'s Senior Executive Bonus Plan, as adopted on June 12, 2009.
10.15(i)	Third Amendment to Credit Agreement, dated as of March 3, 2010, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.16(j)
Fourth Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of February 22, 2011, by and among Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.

10.17(k)	Fifth Amendment to Credit Agreement, dated as of May 4, 2011 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.18(l)	Sixth Amendment to Credit Agreement dated as of March 31, 2012 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.
10.19(m)	First Amendment to Amended and Restated Credit Agreement, dated as of March 4, 2013 by Cbeyond Communications, LLC, Bank of America, N.A. and the other parties thereto.

10.20 (n)	Form of Indemnity Agreement by and between Cbeyond, Inc., Cbeyond Communications, LLC and each of the executive officers.
10.21(o)	Agreement and Plan of Merger dated April 19, 2014 by and among Birch Communications, Inc., Hawks Merger Sub, Inc., and Cbeyond, Inc.
14.1(p)	Cbeyond Code of Conduct.
21.1(n)	Subsidiary of Cbeyond, Inc.
23.1(n)	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1	Certification of the Chief Executive Officer, James F. Geiger, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.2	Certification of the Chief Financial Officer, J. Robert Fugate, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
101(n)
The following financial information from the Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

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
(j) Incorporated by reference to Form 8-K dated February 22, 2011 filed on February 28, 2011 (File No. 000-51588).
(k) Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2011 filed on May 5, 2011 (File No. 000-51588).
(l) Incorporated by reference to Form 10-Q for the quarterly period ended March 31, 2012 filed on May 3, 2012 (File No. 000-51588).
(m) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2012 filed on March 7, 2013 (File No. 000-51588).
(n) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2013 filed on March 17, 2014 (File No. 000-51588).
(o) Incorporated by reference to Form 8-K dated April 21, 2014 filed on April 21, 2014 (File No. 000-51588).
(p) Incorporated by reference to Form 10-Q for the quarterly period ended June 30, 2013 filed on August 1, 2013 (File No. 000-51588).

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

Signature	Title	Date

/S/ JAMES F. GEIGER	Chairman, President and Chief Executive Officer	April 29, 2014
James F. Geiger

/S/ J. ROBERT FUGATE	Executive Vice President and Chief Financial Officer	April 29, 2014
J. Robert Fugate

/S/ HENRY C. LYON	Senior Vice President and Chief Accounting Officer	April 29, 2014
Henry C. Lyon

/s/ KEVIN COSTELLO	Director	April 29, 2014
Kevin Costello

/S/ JONATHAN CRANE	Director	April 29, 2014
Jonathan Crane

/S/ MARTIN MUCCI	Director	April 29, 2014
Martin Mucci

/S/ DAVID A. ROGAN	Director	April 29, 2014
David A. Rogan

/s/ MARVIN WHEELER	Director	April 29, 2014
Marvin Wheeler

/S/ BONNIE P. WURZBACHER	Director	April 29, 2014
Bonnie P. Wurzbacher