Form 10-Q
period 2014-03-31
CBEYOND, INC.
filed 2014-05-08
CIK 1205727

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	Number of Shares Outstanding on May 5, 2014
Common Stock, $0.01 par value	30,977,540

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
In this document, Cbeyond, Inc. and its subsidiary are referred to as “we,” “our,” “us,” the “Company,” or “Cbeyond.”
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements include, but are not limited to, statements identified by words such as “expectation,” “guidance,” “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “target,” “project,” and similar expressions. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. Factors that might cause future results to differ include, but are not limited to, the following: a significant reduction in economic activity, which particularly affects our target market of small to mid-sized businesses; the risk that we may be unable to experience revenue growth at anticipated levels; the risk of unexpected increase in customer churn levels; changes in federal or state regulation or decisions by regulatory bodies that affect us; periods of economic downturn or unusual volatility in the capital markets or other negative macroeconomic conditions that could harm our business, including our access to capital markets and the impact on certain of our customers to meet their payment obligations; the timing of the initiation, progress, or cancellation of significant contracts or arrangements; the mix and timing of services sold in a particular period; our dependence on third-party vendors who might increase prices or cause service disruptions beyond our control; our ability to recruit and retain experienced management and personnel; rapid technological change and the timing and amount of startup costs incurred in connection with the introduction of new services or the entrance into new markets; our ability to maintain or attract sufficient customers in existing or new markets; our ability to comply with our credit facility covenants; continued industry consolidation that could further strengthen our competitors; our ability to respond to increasing competition; our ability to manage the growth of our operations; changes in estimates of taxable income or utilization of deferred tax assets which could significantly affect our effective tax rate; regulatory action relating to our compliance with customer proprietary network information; the possibility that economic benefits of future opportunities in an emerging industry may never materialize, including unexpected variations in market growth and demand for products and technologies; unfamiliarity with the economic characteristics of new geographic markets; ongoing personnel and logistical challenges of managing a larger organization; our ability to effectively manage the evolving needs of our customers or increasing product complexity; external events outside of our control, including extreme weather, natural disasters, pandemics, or terrorist attacks that could adversely affect our target markets; the risk that our security measures are breached, which inhibits the ability of users to access our services, changes the perception of our services, or results in litigation and potential liability; our ability to implement and execute successfully our new strategic focus; our ability to expand fiber availability; the extent to which small and mid-sized businesses continue to spend on cloud, network, and security services; our ability to recruit, maintain, and grow a sales force focused exclusively on technology-dependent customers; our ability to integrate new products into our existing infrastructure; the effects of realignment activities; the risk that our strategic review process may not result in increased shareholder value; the extent to which our customer mix becomes more technology-dependent; our ability to achieve future cost savings related to our capital expenditures and investment in Ethernet technology; general economic and business conditions; the risk that we may be unable to obtain stockholder approval as required for the proposed merger with Birch Communications, Inc. (the “Merger); the risk that conditions to the closing of the Merger may not be satisfied and required regulatory approvals may not be obtained; the risk that Birch will not obtain the financing required to consummate the merger, the effect of unexpected costs, liabilities or delays related to the Merger; the risk that our business may suffer as a result of uncertainty surrounding the Merger; the outcome of any legal proceedings related to the Merger; the risk that we may be adversely affected by other economic, business, and/or competitive factors; the effect of the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; risks that the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; and other risks to consummation of the Merger, including the risk that the Merger may not be consummated within the expected time period or at all. You are advised to consult any further disclosures we make on related subjects in the reports we file with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2013 and any updates that may occur in our quarterly reports on Form 10-Q and Current Reports on Form 8-K and this report in the sections titled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors.” Such disclosure covers certain risks, uncertainties, and possibly inaccurate assumptions that could cause our actual results to differ materially from expected and historical results. We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Balance Sheets
(Amounts in thousands, except per share amounts)
(Unaudited)

	As of
	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$26,265	$28,879
Accounts receivable, net of allowance for doubtful accounts of $2,092 and $2,033	21,291	22,144
Prepaid expenses	12,186	10,857
Inventory, net	1,997	1,326
Other assets	1,249	1,728
Total current assets	62,988	64,934
Property and equipment, net of accumulated depreciation and amortization of $452,599 and $441,226	152,014	153,758
Goodwill	19,814	19,814
Intangible assets, net of accumulated amortization of $4,294 and $4,014	5,315	5,595
Other non-current assets	3,274	4,567
Total assets	$243,405	$248,668
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,782	$12,051
Accrued telecommunications costs	13,699	12,546
Deferred customer revenue	10,929	11,455
Other accrued liabilities	18,013	19,820
Current portion of long-term debt	4,268	3,963
Total current liabilities	59,691	59,835
Non-current portion of long-term debt	14,768	14,874
Other non-current liabilities	6,558	7,349
Stockholders’ equity:
Common stock, $0.01 par value; 50,000 shares authorized; 30,966 and 30,310 shares issued and outstanding	310	303
Preferred stock, $0.01 par value; 15,000 shares authorized; no shares issued and outstanding	—	—
Additional paid-in capital	336,108	334,412
Accumulated deficit	(174,030)	(168,105)
Total stockholders’ equity	162,388	166,610
Total liabilities and stockholders’ equity	$243,405	$248,668
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2014	2013
Revenue	$108,537	$119,946
Operating expenses:
Cost of revenue (exclusive of depreciation and amortization of $8,313 and $9,325, respectively, shown separately below)	36,556	38,788
Selling, general and administrative (exclusive of depreciation and amortization of $7,878 and $8,280, respectively, shown separately below)	61,220	63,771
Depreciation and amortization	16,191	17,605
Total operating expenses	113,967	120,164
Operating loss	(5,430)	(218)
Other expense:
Interest expense, net	(232)	(153)
Loss before income taxes	(5,662)	(371)
Income tax expense	(263)	(185)
Net loss	$(5,925)	$(556)
Net loss per common share:
Basic	$(0.19)	$(0.02)
Diluted	$(0.19)	$(0.02)
Weighted average common shares outstanding:
Basic	30,586	30,175
Diluted	30,586	30,175
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statement of Stockholders’ Equity
(Amounts in thousands)
(Unaudited)

	Common Stock		Additional		Total
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at December 31, 2013	30,310	$303	$334,412	$(168,105)	$166,610
Exercise of stock options	15	—	94	—	94
Issuance of employee benefit plan stock	384	4	19	—	23
Issuance of employee bonus plan stock	139	1	965	—	966
Share-based compensation from options to employees	—	—	1,371	—	1,371
Share-based compensation from restricted shares to employees	—	—	307	—	307
Vesting of restricted shares	270	3	(3)	—	—
Common stock withheld as payment for withholding taxes upon the vesting of restricted shares	(152)	(1)	(1,057)	—	(1,058)
Net loss	—	—	—	(5,925)	(5,925)
Balance at March 31, 2014	30,966	$310	$336,108	$(174,030)	$162,388
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)
(Unaudited)

	For the three months ended March 31,
	2014	2013
Operating Activities:
Net loss	$(5,925)	$(556)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,191	17,605
Deferred taxes	112	119
Provision for doubtful accounts	1,059	919
Non-cash share-based compensation	2,713	2,979
Changes in operating assets and liabilities:
Accounts receivable	(206)	(974)
Inventory	(671)	(307)
Prepaid expenses and other current assets	(850)	(1,835)
Other assets	1,293	784
Accounts payable	731	(3,667)
Other liabilities	(2,268)	(7,637)
Net cash provided by operating activities	12,179	7,430
Investing Activities:
Purchases of property and equipment	(12,929)	(12,434)
Net cash used in investing activities	(12,929)	(12,434)
Financing Activities:
Taxes paid on vested restricted shares	(1,058)	(1,478)
Principal payments of capital lease obligations	(900)	(244)
Financing issuance costs	—	(120)
Proceeds from exercise of stock options	94	46
Net cash used in financing activities	(1,864)	(1,796)
Net decrease in cash and cash equivalents	(2,614)	(6,800)
Cash and cash equivalents at beginning of period	28,879	30,620
Cash and cash equivalents at end of period	$26,265	$23,820
Supplemental disclosure:
Interest paid	$204	$116
Income tax refunds	$381	$—
Non-cash purchases of property and equipment	$1,242	$3,017
See accompanying notes to Condensed Consolidated Financial Statements.

CBEYOND, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share amounts)
(Unaudited)
Note 1. Description of Business, Basis of Presentation, and Summary of Significant Accounting Policies
Cbeyond, Inc., the technology ally for small and mid-sized businesses, was incorporated in Delaware on March 28, 2000.
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
Unaudited Interim Results
The accompanying unaudited interim Condensed Consolidated Financial Statements and information have been prepared in accordance with generally accepted accounting principles in the United States (or “GAAP”) and in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by GAAP for complete financial statements. In the opinion of management, these financial statements contain all normal and recurring adjustments considered necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013.
Recently Adopted Accounting Standards
In July 2013, the FASB issued amended guidance that requires an entity to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss carryforward, or similar tax loss or tax credit carryforward, rather than as a liability when (1) the uncertain tax position would reduce the net operating loss or other carryforward under the tax law of the applicable jurisdiction and (2) the entity intends to use the deferred tax asset for that purpose. This amended guidance does not require new recurring disclosures. It is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application are permitted. We adopted this guidance on January 1, 2014 and it did not have a material impact on our Condensed Consolidated Financial Statements.
Note 2. Earnings per Share
Basic and Diluted Net Loss per Share
We calculate basic net loss per share by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Our diluted net loss per share is calculated in a similar manner, but includes the effect of dilutive common equivalent shares outstanding during the year. To the extent any common equivalent shares from stock options and other common stock equivalents are anti-dilutive, they are excluded from the computation of dilutive net loss per share. We were in a net loss position for the three months ended March 31, 2014 and March 31, 2013, resulting in no difference between basic net loss per share and diluted net loss per share.
The following table summarizes our basic and diluted net loss per share calculations:

	Three months ended March 31,
	2014	2013
Net loss	$(5,925)	$(556)
Basic weighted average common shares outstanding	30,586	30,175
Effect of dilutive securities	—	—
Diluted weighted average common shares outstanding	30,586	30,175
Basic loss per common share	$(0.19)	$(0.02)
Diluted loss per common share	$(0.19)	$(0.02)

The following table summarizes our unexercised stock options and unvested restricted stock that were not included in the diluted net loss per share calculations because they were anti-dilutive:

	Three months ended March 31,
	2014	2013
Anti-dilutive shares	3,675	4,499
Note 3. Debt
The following table summarizes significant components of debt:

	March 31, 2014	December 31, 2013
Fiber Loan	$2,000	$2,000
Fiber capital lease obligation	14,711	14,298
Equipment capital lease obligation	2,325	2,539
Total debt	19,036	18,837
Current portion of long-term debt	4,268	3,963
Non-current portion of long-term debt	$14,768	$14,874
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
Under the terms of the amended and restated Credit Facility, we are subject to certain financial covenants and restrictive covenants, which limit, among other items, our ability to incur additional indebtedness, make investments, pay cash dividends, sell or acquire assets, and grant security interests in our assets. The credit agreement also contains certain customary negative covenants; representations and warranties; affirmative covenants; notice provisions; indemnifications; and events of default, including change of control, cross-defaults to other debt, and judgment defaults. Through the maturity date of the Credit Facility, we are required to maintain a consolidated leverage ratio less than or equal to 1.5 to 1.0. We are also required to maintain a consolidated fixed charge coverage ratio greater than or equal to 1.2 to 1.0. As of March 31, 2014, we were in compliance with all applicable covenants.
As of March 31, 2014, we had no outstanding borrowings, utilized $1,345 for letters of credit, and had $73,655 in remaining availability under our revolving line of credit. Under our Fiber Loan, we had $2,000 outstanding at an annual interest rate of 1.9% and had remaining availability of $8,000 as of March 31, 2014.
Borrowings under the Credit Facility, including our Fiber Loan, approximate fair value due to their variable interest rates and are based on Level 2 inputs. We value long-term debt using market or broker ask prices when available. When not available, we use a standard credit adjusted discounted cash flow model.

As of March 31, 2014, our Fiber Loan will be payable as follows:

Year ending December 31,	Fiber Loan payments
2014	$—
2015	571
2016	571
2017	571
2018	287
Thereafter	—
Total	$2,000
Note 4. Commitments
Equipment Capital Leases
During three months ended March 31, 2014 and 2013, we did not take delivery of any leased equipment. Effective interest rates for equipment capital leases range from 2.0% to 5.4%. Fixed monthly payments for equipment under capital leases will be made through December 2017.
Fiber Capital Leases
The amendments to our Credit Facility were made in connection with our strategic initiative to focus on technology-dependent customers while delivering higher network bandwidth at a lower overall cost. Starting in March 2012, we began acquiring fiber network assets in multiple markets primarily under capital leases. Our contracts include commitments expected to be satisfied through monthly payments over 5 to 20 years, and commitments expected to be satisfied through lump sum payments upon delivery. During the three months ended March 31, 2014 and 2013, we took delivery of fiber assets with future minimum capital lease obligations of $1,242 and $3,017, respectively.
As of March 31, 2014, capital lease obligations to equipment and fiber network providers will be payable as follows:

Year ending December 31,	Equipment lease obligations	Fiber lease obligations	Total
2014	$790	$2,428	$3,218
2015	882	3,257	4,139
2016	735	3,257	3,992
2017	98	3,186	3,284
2018	—	1,660	1,660
Thereafter	—	2,656	2,656
Total minimum lease payments	2,505	16,444	18,949
Amount representing interest	(180)	(1,733)	(1,913)
Current portion of capital lease obligation	(906)	(3,219)	(4,125)
Non-current portion of capital lease obligation	$1,419	$11,492	$12,911
In addition to our fiber capital lease obligations, we have outstanding construction orders for fiber assets with future minimum lease payments of $10,741, for which we have obtained building access agreements (or "BAAs"). We enter into BAAs with building owners in order to locate equipment on-site that will be used to serve tenants and also access building risers for interior wiring. We recognize these commitments as capital lease obligations after our fiber providers complete construction and we test and accept the fiber assets.

As of March 31, 2014, our commitments to fiber network providers, based on estimated acceptance dates of these fiber assets, will be payable as follows:

Year ending December 31,	Fiber lease commitments
2014	$1,239
2015	1,842
2016	1,842
2017	1,842
2018	1,842
Thereafter	2,134
Total minimum lease payments	$10,741
Also included in our fiber agreements are contractual maintenance fees that are due over the 20-year lease period and begin upon acceptance of the related fiber assets. Future maintenance fees for our fiber, including fiber for which we have obtained a BAA, totals $18,412 as of March 31, 2014.
We also have outstanding construction orders with potential future minimum lease payments of $20,545 for which we have not yet obtained BAAs. We do not expect to be able to obtain BAAs for every order placed. Therefore, we expect a portion of these orders will never be constructed. Additional construction orders may be placed in the future.
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
Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers. Our strategic transformation continued with the elimination of certain positions throughout the Company in January 2014. Our actions included a workforce reduction plan to rebalance our resources to support the continued implementation of this strategy and to address the current financial impacts of our transformation, including reducing expenses to offset a portion of expected revenue declines and the compression of margins.
This workforce reduction plan affected approximately 100 employees and resulted in $2,261 of additional realignment charges, consisting primarily of severance and medical benefits, recognized in the first quarter of 2014 when the extent of our action was determined and could be estimated. During the first quarter of 2014, we also closed or downsized certain branch offices, incurring approximately $326 in losses under non-cancelable office leases.
During the three months ended March 31, 2014 and March 31, 2013, we incurred realignment costs in selling, general and administrative expense of $2,631 and $467, respectively, relating primarily to employee severances, facility exit costs, and revisions to certain sublease assumptions underlying existing accruals. We have incurred cumulative realignment costs of $6,939 as of March 31, 2014.

The following table summarizes changes to the accrued liability associated with the strategic realignment:

	Employee costs (1)	Facility exit costs (2)	Other costs	Total
Accrued liability, December 31, 2012	$397	$274	$—	$671
Expense	1,431	481	244	2,156
Accrual adjustment	(84)	—	—	(84)
Payments	(905)	(304)	(165)	(1,374)
Accrued liability, December 31, 2013	839	451	79	1,369
Expense	2,261	326	44	2,631
Payments	(1,658)	(161)	(123)	(1,942)
Accrued liability, March 31, 2014	$1,442	$616	$—	$2,058
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
Note 6. Share-Based Compensation Plans
We maintain share-based compensation plans, governed under our 2005 Equity Incentive Award Plan, that permit the grant of nonqualified stock options, incentive stock options, restricted stock, and stock purchase rights (collectively referred to as "share-based awards"). Beginning in 2013, service-based awards generally vest over three years. Upon an exercise of options or a release of restricted stock, new shares are issued out of our approved stock plans. As of March 31, 2014, we had 1,435 share-based awards available for future grant. Compensation expense for share-based awards, including those related to our 401(k) Defined Contribution Plan (or "401(k) Plan") and our corporate bonus plans, totaled $2,713 during the three months ended March 31, 2014, and totaled $2,979 during the three months ended March 31, 2013.
In 2014, 50% of the share-based awards granted to our Chief Executive Officer and certain other executive officers vest based on share price performance compared to the Russell 2000 Index over a two-year period beginning January 1, 2014 and 50% of the share-based awards vest over a three-year service period. Each executive is granted a target number of shares and will ultimately earn between 0% and 150% of the target amount of shares based on stock price performance. The fair value of awards with a market condition is determined using a Monte Carlo model. Assumptions used in the Monte Carlo valuation model include a risk-free rate of return of 0.3%, an expected term of 1.9 years, and volatility of 45.9%. We considered historic and observable market data when determining these assumptions.
The following table summarizes changes in outstanding share-based awards:

		Restricted stock awards
	Stock options	Service-based	Performance-based
Outstanding, December 31, 2013	2,706	1,003	547
Granted	—	620	204
Stock options exercised (1)	(15)
Restricted stock vested (2)		(388)	(21)
Forfeited or canceled	(160)	(96)	(8)
Outstanding, March 31, 2014	2,531	1,139	722
Options exercisable, March 31, 2014	2,285
(1) The total intrinsic value of options exercised during the three months ended March 31, 2014 was $11.
(2) The fair value of restricted shares that vested during the three months ended March 31, 2014 was $2,885.
As of March 31, 2014, we had $630 and $7,797 of unrecognized compensation expense related to unvested options and restricted stock, both of which are expected to be recognized over a weighted average period of 1.7 years.

During the three months ended March 31, 2014, management approved a share-based compensation plan for employee participants that provides for the settlement of 20% of performance-based compensation under our 2014 corporate bonus plan with shares of common stock. The shares earned by the participants in this plan vest in 2015. During the three months ended March 31, 2014 and March 31, 2013, we recognized $468 and $489, respectively, of share-based compensation expense under our corporate bonus plans. Based on the March 31, 2014 share price, 65 shares would be required to satisfy the $468 obligation relating to our 2014 corporate bonus plan as of March 31, 2014, assuming all participants were fully vested as of March 31, 2014.
We have a commitment to contribute to the 401(k) Plan at the end of each plan year, which equates to a matching contribution value as a percentage of eligible employee compensation. We match up to 3.5% of eligible compensation contributed by employees. We fund our matching contribution in Company stock, and the number of shares we contribute is based on the share price on the last day of the plan year. Throughout the year, the ultimate number of shares that settles relating to our matching contribution remains variable until the December 31 settlement date. The 401(k) Plan does not limit the number of shares that can be issued to settle the matching contribution and the Board of Directors may elect to fund the matching contribution in cash. During the three months ended March 31, 2014, we recognized $611 of share-based compensation expense related to the 401(k) Plan compared to $645 for the three months ended March 31, 2013. Based on the March 31, 2014 share price, 85 shares would be required to satisfy the $616 obligation as of March 31, 2014, assuming all participants were fully vested as of March 31, 2014.
Note 7. Income Taxes
The following table summarizes significant components of our income tax expense:

	Three months ended March 31,
	2014	2013
Federal income tax benefit at statutory rate	$(1,982)	$(130)
State income tax (benefit) expense, net of federal effect	(86)	48
Nondeductible expenses	33	80
Write-off deferred tax assets for non-deductible share-based compensation	979	568
Goodwill amortization	112	119
Change in valuation allowance	1,207	(431)
Provision to return adjustments	—	(69)
Total	$263	$185
When a reliable estimate of the annual effective tax rate can be made, we recognize interim period income tax expense by determining an estimated annual effective tax rate and then apply this rate to the pre-tax loss for the year-to-date period. Our estimated annual tax rate fluctuates significantly from only slight variances in estimated annual income or loss due to our proximity to break-even results. Accordingly, we recognized interim period tax expense through March 31, 2014 based on our year-to-date effective tax rate. This methodology provides a more accurate portrayal of our year-to-date income tax expense, as well as reduces the impact that future income variances will have on the accuracy of this amount. Our income tax expense includes state income tax expense that results from Texas gross receipts-based tax, which is due regardless of profit levels. This tax is not dependent upon levels of pre-tax income or loss and has a significant influence on our effective tax rate.
Our net deferred tax assets, before valuation allowance, totaled $41,752 at March 31, 2014, and primarily relate to net operating loss carryforwards. We maintain a full valuation allowance, which reduces our net deferred income tax assets to the amount that is more likely than not to be realized. In addition to our fully reserved net deferred tax assets, we maintain a deferred tax liability of $1,359 related to goodwill amortization that is deductible for tax purposes but will likely remain non-deductible for book purposes.

Note 8. Other Liabilities
The following table summarizes significant components of other liabilities:

	March 31, 2014	December 31, 2013
Accrued bonus	$2,879	$6,945
Accrued other compensation and benefits	4,349	2,627
Accrued other taxes	4,954	5,426
Accrued promotions	238	397
Deferred rent	2,586	2,469
Other accrued expenses	3,007	1,956
Other accrued liabilities	$18,013	$19,820

Non-current portion of deferred rent	$4,125	$4,544
Non-current deferred tax liability	1,359	1,247
Non-current other accrued expenses	1,074	1,558
Other non-current liabilities	$6,558	$7,349
Note 9. Share Repurchase Program
On July 24, 2013, Cbeyond's Board of Directors authorized the repurchase of up to $20,000 of Cbeyond common shares over a 2-year period. During the third quarter of 2013, we repurchased $5,294 in outstanding shares, representing 778 shares at an average price of $6.81 per share. No share repurchases have been made since the third quarter of 2013.
Repurchases are made on an opportunistic basis depending on prevailing market conditions, liquidity requirements, contractual restrictions, and other discretionary factors. Repurchases can be made from time to time in open market purchases, privately negotiated transactions, or otherwise. Repurchased shares are retired and are no longer issued and outstanding, but remain authorized shares.
Note 10. Contingencies
Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business such as product liability, employee, personal injury, and other matters. We establish a liability with respect to contingencies when a loss is probable and we are able to reasonably estimate such loss. We believe that we have adequately reserved for these liabilities as of March 31, 2014. For certain matters in which the Company is involved, for which a loss is reasonably possible, we are unable to reasonably estimate a loss. While the ultimate resolution of and costs related to these matters are uncertain, we do not believe that any of these pending matters, individually or in the aggregate, could have a material adverse effect on our results of operations, financial condition, or liquidity.
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

Triennial Review Remand Order
The Federal Communications Commission issued its Triennial Review Remand Order (or “TRRO”) and adopted new rules, effective in March 2005, governing the obligations of incumbent local exchange carriers (or “ILECs”), to afford access to certain of their network elements, if at all, and the cost of such facilities. Certain ILECs continue to invoice us at incorrect rates, resulting in an accrual for the estimated difference between the invoiced amounts and the appropriate TRRO pricing. These amounts are generally subject to a 2-year statutory back billing period limitation and are reversed as telecommunication cost recoveries once they pass the applicable back billing period, or once a settlement agreement is reached that may relieve a previously recognized liability. As of March 31, 2014 and December 31, 2013, respectively, our accrual for TRRO totaled $1,608 and $1,486.
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
Note 11. Subsequent Event
On April 19, 2014, the Company entered into a definitive agreement to be acquired by Birch Communications,  Inc. Under the terms of the agreement, which was unanimously approved by the Company's Board of Directors on April 19, 2014, the Company's stockholders will receive between $9.97 and $10.00 per share in cash, in a transaction valued at approximately $323,427. The exact amount that the Company’s stockholders will receive will be based on the actual number of shares of the Company’s common stock (including restricted stock) and stock options outstanding at the effective time of the transaction, which will be determined, in part, by stock transactions relating to previously granted stock awards to employees that occur after April 19, 2014. In connection with the transaction, Birch has obtained debt financing commitments from PNC Bank, National Association, PNC Capital Markets LLC and Jefferies Finance LLC. The transaction is subject to approval by the Company's stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2014.

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
We estimate that almost one-half of our customers are technology-dependent, but are not currently considered Cbeyond 2.0 customers because either they do not currently utilize cloud-based solutions or advanced network services, or they obtain these services from other providers. We believe this makes them strong prospects to become Cbeyond 2.0 customers. During the three months ended March 31, 2014, we generated $24.5 million, or 22.5% of revenue from Cbeyond 2.0 customers, which represents a 78.1% increase over the amount recognized from Cbeyond 2.0 customers during the three months ended March 31, 2013.
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

In January 2014, we implemented a workforce reduction plan to rebalance our resources to support the continued implementation of this strategy and to address the current financial impacts of our transformation, including reducing expenses to offset a portion of expected revenue declines and the compression of margins. This workforce reduction plan affected approximately 100 employees and resulted in $2.3 million of realignment charges recognized in the first quarter of 2014. During the first quarter of 2014, we also closed or downsized certain branch offices, incurring approximately $0.3 million in losses under non-cancelable office leases. We have incurred cumulative realignment costs of $6.9 million as of March 31, 2014.
On April 19, 2014, the Company entered into a definitive agreement to be acquired by Birch Communications, Inc. Under the terms of the agreement, which was unanimously approved by the Company's Board of Directors on April 19, 2014, the Company's stockholders will receive between $9.97 and $10.00 per share in cash, in a transaction valued at approximately $323.4 million. The exact amount that the Company’s stockholders will receive will be based on the actual number of shares of the Company’s common stock (including restricted stock) and stock options outstanding at the effective time of the transaction, which will be determined, in part, by stock transactions relating to previously granted stock awards to employees that occur after April 19, 2014. In connection with the transaction, Birch has obtained debt financing commitments from PNC Bank, National Association, PNC Capital Markets LLC and Jefferies Finance LLC. The transaction is subject to approval by the Company's stockholders, receipt of regulatory approvals and other customary closing conditions, and is expected to close in the third quarter of 2014.
Revenue (in thousands)

	Three months ended March 31,		Change from Previous Period
	2014	2013	Dollars	Percent
1.0 customer revenue	$84,074	$106,214	$(22,140)	(20.8)%
2.0 customer revenue	24,463	13,732	$10,731	78.1%
Total revenue	$108,537	$119,946	$(11,409)	(9.5)%
Our focus on realigning our sales force to acquire higher-value customers has resulted in a lower number of new customers than we have achieved historically. Because of this, in recent periods, customer churn has exceeded new customer growth, resulting in a decline in customers and total revenue. We expect similar trends in the near-term until our realignment results in Cbeyond 2.0 customer revenue growth exceeding the revenue from churned Cbeyond 1.0 customers.
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
To support the higher bandwidth needs of technology-dependent customers, we are acquiring fiber network assets in multiple markets primarily under 20-year capital leases, including agreements for the indefeasible rights of use (or "IRU") of certain fiber network assets. During the three months ended March 31, 2014 and 2013, we took delivery of fiber assets with future minimum capital lease obligations of $1.2 million and $3.0 million, respectively. The cash outlays for these obligations are financed through fiber providers and will be payable by us as capital lease obligations.
In addition to our fiber capital lease obligations, we have outstanding construction orders for fiber assets with future minimum lease payments of $10.7 million, for which we have obtained BAAs. As of March 31, 2014, we have placed additional construction orders that total $20.5 million for which we have not yet obtained BAAs. We do not expect to be able to obtain BAAs for every order placed. Therefore, we expect a portion of these orders may never be constructed. Additional construction orders may be placed under these contracts in the future.
We currently include all revenue from customers who purchase network access from us within our average monthly revenue per customer location (or “ARPU”) calculation. Thus, revenue from customers who purchase cloud-based services independent of network access is excluded from ARPU. After considering all cloud-based services, we believe that Cbeyond 2.0 customers currently provide a significantly higher ARPU than that of our Cbeyond 1.0 customers. We have not determined the revenue metrics that best represent the results of the consolidated business or the results from customers that purchase cloud-based services independent of network access.
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

Calculation of ARPU (Dollar amounts in thousands, except ARPU)

	Three months ended March 31,
	2014	2013
Total revenue	$108,537	$119,946
Revenue from non-network customers	$(3,746)	$(3,650)
(A) Network access customer revenue	$104,791	$116,296
(B) Average network access customers	52,841	59,063
ARPU (A / B / number of months in period)	$661	$656
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
We define Free Cash Flow as Adjusted EBITDA less cash capital expenditures. For purposes of calculating Free Cash Flow, we distinguish capital expenditures that require the up-front outlay of cash from those where payment is deferred on a longer-term basis. This distinction is driven primarily by the significant investments we are making to lease fiber network assets that generally have an expected useful life of 20 years, which is substantially longer than our typical asset lives. We believe this distinction is warranted and appropriate since these investments are expected to yield meaningful positive cash flows in future periods when the debt and lease payments occur. These favorable future cash flows will result from fiber infrastructure replacing a portion of the access and transport circuits previously leased from ILECs.
Reconciliation of Capital Expenditures (in thousands)

	Three months ended March 31,
	2014	2013
Cash capital expenditures (1)	$12,929	$12,434
Non-cash capital expenditures:
Fiber capital lease assets	1,242	3,017
Total capital expenditures	$14,171	$15,451

(1)	Represents cash purchases of property and equipment per the Condensed Consolidated Statements of Cash Flows.
Adjusted EBITDA decreased $3.9 million, or 18.8% during the three months ended March 31, 2014 over the comparable period in 2013. The decline in Adjusted EBITDA reflects the decline in our customer base to whom we provide traditional telecommunications services, partially offset by an increase in revenue from Cbeyond 2.0 customers, a reduction in cost of revenue caused by recent changes in the way we assess telecommunication-related fees, and a lower average number of employees.

Reconciliation of Free Cash Flow and Adjusted EBITDA to Net loss (in thousands)

	Three months ended March 31,
	2014	2013
Free Cash Flow	$3,986	$8,399
Cash capital expenditures	12,929	12,434
Adjusted EBITDA	$16,915	$20,833
Depreciation and amortization	(16,191)	(17,605)
Non-cash share-based compensation	(2,713)	(2,979)
Realignment costs (1)	(2,631)	(467)
Strategic review costs (2)	(710)	—
Costs associated with asset disposition (3)	(100)	—
Interest expense, net	(232)	(153)
Loss before income taxes	(5,662)	(371)
Income tax expense	(263)	(185)
Net loss	$(5,925)	$(556)

(1)
During the three months ended March 31, 2014, $2.6 million of realignment costs are included in Selling, general and administrative expense as compared to $0.5 million for the comparable period in 2013. See Note 5 to the Condensed Consolidated Financial Statements.

(2)	Amounts related to our strategic review primarily include fees incurred with bankers and advisors.

(3)	During the three months ended March 31, 2014, we incurred $0.1 million of costs related to our fiber dispute discussed in Note 10 to the Condensed Consolidated Financial Statements.
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
We also charge our customers fees to recover a portion of the costs we incur to comply with regulations.
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
Also included in selling, general and administrative expense are realignment costs. These costs are related to our strategic shift to directly focus our selling and service delivery efforts toward the customers within our target market of technology-dependent small and mid-sized businesses that have complex IT needs. Realignment costs primarily relate to employee severances and facility exit costs.

Results of Operations
Revenue (Dollar amounts in thousands, except ARPU)

	For the three months ended March 31,
	2014		2013		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Revenue
Network, Voice and Data	$99,903	92.0%	$113,352	94.5%	$(13,449)	(11.9)%
Managed Hosting and Cloud	8,634	8.0%	6,594	5.5%	2,040	30.9%
Total revenue	108,537		119,946		(11,409)	(9.5)%
Cost of revenue	36,556	33.7%	38,788	32.3%	(2,232)	(5.8)%
Gross profit (exclusive of depreciation and amortization):	$71,981	66.3%	$81,158	67.7%	$(9,177)	(11.3)%
Network access customer data:
Customer locations at period end	51,923		58,434		(6,511)	(11.1)%
ARPU	$661		$656		$5	0.8%
Average monthly churn rate	1.7%		1.6%		0.1%
Total revenue decreased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 due to a decline in the number of customers. Our realignment of distribution channels to focus on higher-value customers resulted in fewer new customers than churned customers. The increase in Managed Hosting and Cloud revenue is largely due to our focus on technology-dependent customers and sales of our cloud-based service offerings. Our focus on realigning our sales force to acquire higher-value customers has resulted in a lower number of new customers than we have achieved historically. Because of this, in recent periods, customer churn has exceeded new customer growth, resulting in a decline in customers and total revenue. We expect similar trends in the near-term until our realignment results in Cbeyond 2.0 customer revenue growth exceeding the revenue from churned Cbeyond 1.0 customers.
ARPU increased $5, or 0.8%, in the three months ended March 31, 2014 compared to the comparable period in 2013. The increase in ARPU is due to an increasing proportion of higher ARPU, technology-dependent customers, partially offset by pricing pressure relating to our lower ARPU, Cbeyond 1.0 customers. Longer-term, we expect that our focus on technology-dependent customers, or Cbeyond 2.0 customers, and new product launches will continue to benefit ARPU. This expectation is evident by the current shift we are seeing between Network, Voice and Data revenue, which declined 11.9% in the three months ended March 31, 2014 compared to the comparable period in 2013, and Managed Hosting and Cloud revenue, which increased 30.9% in the three months ended March 31, 2014 compared to the comparable period in 2013. These results reflect the growth of our flagship cloud offerings, TotalCloud Phone System and TotalCloud Data Center.
Our average customer churn rate was 1.7% in the three months ended March 31, 2014, representing a slight increase over the three months ended March 31, 2013, but consistent with recent periods. The increase from 1.6% in the three months ended March 31, 2013 is primarily attributable to price competition for smaller communications-centric customers and a reduced emphasis on retaining lower-ARPU, communications-centric customers from whom we do not expect to be able to generate acceptable profit margins in the future. This shift in focus on retaining high-quality revenues rather than the number of customers served may result in a continued elevation of customer churn rates in the near-term.

Cost of Revenue (Dollar amounts in thousands)

	For the three months ended March 31,
	2014		2013		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Cost of revenue (exclusive of depreciation and amortization):
Circuit access fees	$18,363	16.9%	$18,207	15.2%	$156	0.9%
Other cost of revenue	9,793	9.0%	11,170	9.3%	(1,377)	(12.3)%
Transport cost	5,823	5.4%	6,220	5.2%	(397)	(6.4)%
Mobile cost	3,336	3.1%	4,212	3.5%	(876)	(20.8)%
Telecommunications cost recoveries	(759)	(0.7)%	(1,021)	(0.9)%	262	(25.7)%
Total cost of revenue	$36,556	33.7%	$38,788	32.3%	$(2,232)	(5.8)%

Cost of revenue decreased in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, largely as a result of changes in the way we assess telecommunication-related fees and from serving fewer mobile subscribers. These reductions were partially offset by higher circuit costs attributable to delivering higher bandwidth circuits to our customers.
Circuit access fees, or line charges, represent the largest single component of cost of revenue. These costs primarily relate to the usage of circuits that connect our equipment at network points of collocation to our equipment located at our customers’ premises. Changes in circuit access fees have historically correlated to changes in the number of customers, but there are a number of influences in recent periods that have reduced the level of correlation. We are experiencing increases in access costs as we provide higher bandwidth to our customers. As we serve more technology-dependent customers with higher bandwidth needs, we expect access costs to initially increase. We are able to generate much higher revenue from these customers due to the breadth and type of services enabled by higher bandwidth. In the longer term, as we are able to meaningfully leverage our own fiber network we expect our access costs on a per-customer basis to decline, and we expect an increase in our depreciation expense as a significant portion of our fiber network assets are acquired under capital leases.
Other cost of revenue includes components such as long distance charges, installation costs to connect new circuits, the cost of local interconnection with ILECs’ networks, Internet access costs, the cost of third-party service offerings we provide to our customers, costs to deliver our cloud-based services, and certain taxes and fees. The decrease in other cost of revenue in the three months ended March 31, 2014 compared to the three months ended March 31, 2013 relates primarily to recent changes in the way we assess telecommunication-related fees, which reduces the amount of universal service fund charges. We expect these savings to continue in future periods.
The decrease in transport costs is primarily due to our efforts to optimize our network by regrooming and consolidating transport circuits. Longer-term, as we continue to optimize our network and leverage our fiber network, we expect transport costs on a per-customer basis to decline, partially offset by an increase in depreciation related to our fiber network.
Mobile costs decreased both in amount and as a percentage of revenue in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The primary driver of this decrease is a reduction in mobile subscribers, resulting in lower mobile service costs as well as lower shipments of mobile devices. We expect the average cost of our mobile devices to increase as a result of us offering the iPhone beginning in the fourth quarter of 2013. In 2014, we will begin actively selling an integrated bundle of cloud PBX and mobile services to customer prospects nationwide. In the next few quarters this may begin to result in higher shipments of mobile devices

Selling, General and Administrative and Other Operating Expenses (Dollar amounts in thousands)

	For the three months ended March 31,
	2014		2013		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Selling, general and administrative (exclusive of depreciation and amortization)
Salaries, wages and benefits (exclusive of share-based compensation)	$32,994	30.4%	$39,425	32.9%	$(6,431)	(16.3)%
Share-based compensation	2,713	2.5%	2,979	2.5%	(266)	(8.9)%
Marketing cost	1,205	1.1%	529	0.4%	676	127.8%
Realignment costs	2,631	2.4%	467	0.4%	2,164	463.4%
Strategic review costs	710	0.7%	—	—	710	nm
Other selling, general and administrative	20,967	19.3%	20,371	17.0%	596	2.9%
Total SG&A	$61,220	56.4%	$63,771	53.2%	$(2,551)	(4.0)%
Other operating expenses:
Depreciation and amortization	16,191	14.9%	17,605	14.7%	(1,414)	(8.0)%
Total other operating expenses	$16,191	14.9%	$17,605	14.7%	$(1,414)	(8.0)%
Other data:
Average employees	1,366		1,662		(296)	(17.8)%
Selling, general and administrative expense decreased $2,551 in the three months ended March 31, 2014 compared to the prior year primarily due to a lower average number of employees, partially offset by higher realignment costs and our review of strategic alternatives to increase shareholder value.
Salaries, wages and benefits decreased $6,431 in the three months ended March 31, 2014 compared to the prior year due to a lower average number of employees and a decrease in commissions. We reduced the size of our traditional direct sales force in both 2012 and 2013 while adding a new sales force comprised of more experienced professionals dedicated to Cbeyond 2.0 opportunities. In 2014, we further reduced our workforce to rebalance our resources to support the continued implementation of our strategic realignment.
Increased spending on lead generation services resulted in a $676 increase in marketing costs during the three months ended March 31, 2014 compared to 2013. These services will assist our sales force in focusing their sales and marketing efforts on qualified potential customers.
Share-based compensation expense decreased $266 during the three months ended March 31, 2014 compared to 2013, primarily due to a decline in the fair value of awards granted based on lower share prices in recent periods. As our share price has declined, we have experienced decreases in our share-based compensation expense related to the vesting of higher valued awards granted in prior years.
Costs incurred relating to our strategic realignment and other reorganization efforts resulted in $2.6 million and $0.5 million of selling, general and administrative expense in the three months ended March 31, 2014 and March 31, 2013, respectively. Realignment costs in the three months ended March 31, 2014 consisted of $2.3 million for employee severances and benefits and $0.3 million for losses under non-cancelable office leases. In 2013, realignment costs consisted of $0.5 million for employee severances and benefits.
Strategic review costs primarily include fees incurred with bankers and advisors that assisted our Strategy Committee.
Other selling, general and administrative expenses primarily include professional fees, outsourced services, rent and other facilities costs, maintenance, recruiting fees, travel and entertainment costs, property taxes, and bad debt expense. Other selling, general and administrative expense during the three months ended March 31, 2014 was higher than 2013 due to consulting and outsourced services relating to business process reviews, redesign, and outsourcing; an increase in hardware and software maintenance; and legal fees related to our fiber dispute discussed in Note 10 to the Condensed Consolidated Financial Statements.

Bad debt expense was $1.1 million, or 1.0% of revenue, during the three months ended March 31, 2014 compared to $0.9 million, or 0.8% of revenue, during the three months ended March 31, 2013. This represents a slight increase in bad debt expense over the prior year but is consistent with recent periods. These increases were partially offset by declines in recruiting fees.
Depreciation and amortization decreased 8.0% during the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to our recent investments in longer-lived fiber network assets and a gradual decline in total capital expenditures in recent periods.
Operating Loss
For the three months ended March 31, 2014 and 2013, our operating loss was $5.4 million and $0.2 million, respectively. The operating loss during the three months ended March 31, 2014 was primarily driven by a $9.2 million reduction in gross profit which reflects the decline in our customer base to whom we provide traditional telecommunications services, partially offset by an increase in revenue from Cbeyond 2.0 customers and a reduction in cost of revenue caused by recent changes in the way we assess telecommunication-related fees. Selling, general and administrative expenses declined $2.6 million primarily due to a lower average number of employees, partially offset by higher realignment costs and our review of strategic alternatives to increase shareholder value.
Interest and Income Taxes (Dollar amounts in thousands)

	For the three months ended March 31,
	2014		2013		Change from previous period
	Dollars	% of Revenue	Dollars	% of Revenue	Dollars	Percent
Interest expense, net	$(232)	(0.2)%	$(153)	(0.1)%	$(79)	51.6%
Income tax expense	(263)	(0.2)%	(185)	(0.2)%	(78)	42.2%
Total	$(495)		$(338)		$(157)	46.4%
We recognize our 2014 interim period income tax expense based on our year-to-date effective tax rate because our estimated annual tax rate fluctuates significantly from only slight variances in estimated annual income. The three months ended March 31, 2014 income tax expense primarily relates to the tax goodwill amortization that will likely remain non-deductible for book purposes and state income tax expense levied by Texas, which imposes a gross receipts-based tax due regardless of profit levels. This tax is not dependent upon levels of pre-tax income and has a significant influence on our effective tax rate.
Liquidity and Capital Resources (Dollar amounts in thousands)

	For the three months ended March 31,		Change from Previous Period
	2014	2013	Dollars	Percent
Cash Flows:
Net cash provided by operating activities	$12,179	$7,430	$4,749	63.9%
Net cash used in investing activities	(12,929)	(12,434)	(495)	4.0%
Net cash used in financing activities	(1,864)	(1,796)	(68)	3.8%
Net decrease in cash and cash equivalents	$(2,614)	$(6,800)	$4,186	(61.6)%
As of March 31, 2014, we have $26.3 million of cash, $14.7 million of capital lease obligations, $2.0 million outstanding under our Fiber Loan, and no amounts outstanding under our $75.0 million Credit Facility. We currently have no plans to draw against the Credit Facility for short-term needs.
Our capital leases primarily relate to us financing the acquisition of fiber network access in several markets. In addition to our capital lease obligations, we also have outstanding construction orders for fiber assets with future minimum lease payments of $31.3 million. We have obtained BAAs for $10.7 million of these orders, but do not expect to be able to obtain BAAs for every order placed. Therefore, we expect a portion of these orders will never be constructed.
Since our initial realignment actions, we have made and continue to make adjustments to our distribution channels and service organizations based on the experience gained in targeting technology-dependent customers. Through March 31, 2014, we have made cumulative cash payments of $4.9 million related to our realignment activities and as of March 31, 2014, our accrual for additional realignment costs totaled $2.1 million.

In January 2014, we implemented a workforce reduction plan to rebalance our resources to support the continued implementation of this strategy and to address the current financial impacts of our transformation, including reducing expenses to offset a portion of expected revenue declines and the compression of margins. This reorganization plan resulted in a headcount reduction of approximately 100 employees and $2.3 million of realignment charges recognized in the first quarter of 2014. During the first quarter of 2014, we made severance payments of $1.7 million. We expect annualized cost savings of approximately $8.8 million related to this workforce reduction plan.
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
The $4.7 million increase in operating cash flows is primarily due to changes in working capital offset by a $3.9 million decline in Adjusted EBITDA. The most significant changes in working capital relate to other liabilities and accounts payable. Other liabilities declined $2.3 million during the first quarter of 2014 compared to a $7.6 million decline during the first quarter of 2013. This was largely driven by a smaller amount earned under the 2013 corporate bonus plan than under the 2012 plan. Accounts payable increased $0.7 million during the first quarter of 2014 compared to a $3.7 million decline during the first quarter of 2013. The fluctuations in accounts payable were largely due to the timing of payments to vendors. The decline in Adjusted EBITDA was driven to a large extent by the decline in revenue from Cbeyond 1.0 customers. We expect similar trends in the near-term until our realignment results in Cbeyond 2.0 customer revenue growth exceeding the revenue from churned customers.
Cash Flows from Investing Activities
Our principal cash investments are purchases of property and equipment, which fluctuate depending on the number of customers installed, the timing and number of facility and network additions needed to expand and upgrade our network, enhancements and development costs related to our operational support systems in order to offer additional applications and services to our customers, and increases to the capacity of our data centers as our customer's needs and the product portfolio expand. We also continue to invest in Metro Ethernet through optical fiber access to reduce operating expenses and provide higher bandwidth and additional services to our customers.
Our cash capital expenditures slightly increased from $12.4 million during the three months ended March 31, 2013 to $12.9 million during the three months ended March 31, 2014. During 2014 and 2013, respectively, we also acquired $1.2 million and $3.0 million of assets through capital lease arrangements that did not require an initial outlay of cash.
Cash Flows from Financing Activities
Cash flows from financing activities relate to activity associated with employee stock option exercises, vesting of restricted shares, financing costs associated with the amendments to our Credit Facility, repurchases of common stock, and principal payments on capital leases.
Principal payments of capital lease obligations increased from $0.2 million in three months ended March 31, 2013 to $0.9 million in three months ended March 31, 2014 due to an increase in capital leases for equipment and fiber network infrastructure.
On July 24, 2013, Cbeyond's Board of Directors authorized the repurchase of up to $20.0 million of Cbeyond common shares over a 2-year period. During the third quarter of 2013, we repurchased 0.8 million shares for $5.3 million. No share repurchases have been made since the third quarter of 2013.

Contractual Obligations and Commitments
Our contractual obligations and commitments in connection with our strategic initiative to expand our fiber network through capital lease arrangements are disclosed in Note 4 to the Condensed Consolidated Financial Statements. There have been no other material changes with respect to the contractual obligations and commitments disclosed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2013.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies
We prepare consolidated financial statements in accordance with GAAP in the United States, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses, and related disclosures in our consolidated financial statements and accompanying notes. We believe that of our significant accounting policies, which are described in Note 2 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, we consider those that involve a higher degree of judgment and complexity as critical.
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
A description of the accounting policies that are considered critical may be found in our 2013 Annual Report on Form 10-K, filed on March 17, 2014, in the “Critical Accounting Policies” section of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our variable-rate borrowings under our Credit Facility are subject to fluctuations in interest expense and cash flows. Management actively monitors this exposure when present. At March 31, 2014, we had no borrowings outstanding under our revolving line of credit and utilized $2.0 million of our Fiber Loan. A 100 basis point increase in market interest rates would have resulted in an increase in pre-tax interest expense of less than $0.1 million. As we continue to draw on our Fiber Loan, our sensitivity to interest rate risk will increase. As of March 31, 2014, our cash and cash equivalents were held in non-interest bearing bank accounts.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we are involved in legal proceedings arising in the ordinary course of business. We believe that we have adequately reserved for these liabilities and that as of March 31, 2014, there is no litigation pending that could have a material adverse effect on future results of operations, financial condition, or liquidity. The information within Note 10 to the Condensed Consolidated Financial Statements under the caption “Legal Proceedings” is incorporated herein by reference.
Item 1A. Risk Factors
Investors should carefully consider the risk factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, in addition to the other information contained in our Annual Report and in this quarterly report on Form 10-Q. With the exception of the risk factor discussed below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.
We face risks related to the proposed acquisition of the Company that could have a material adverse impact on our business, financial condition, financial results, and stock price.
Completion of the proposed acquisition is subject to the satisfaction of various conditions, including the receipt of approval from our stockholders and from government or regulatory agencies. There is no assurance that all of the various conditions will be satisfied, or that the merger will be completed on the proposed terms, within the expected time frame, or at all. The proposed transaction gives rise to other inherent risks including:

•
Legal or regulatory proceedings, the ability of Birch Communications, Inc. (“Birch”) to obtain the necessary financing in connection with the proposed transaction, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	The possibility of disruption to our business, including increased costs as well as diversion of management time and resources;

•
Difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners because of the uncertainty relating to our ability to perform contracts and the completion of the transaction;

•	Litigation relating to the proposed transaction;

•	The inability to retain key personnel pending consummation of the proposed transaction;

•
The inability to pursue alternative business opportunities or make appropriate changes to our business because of requirements in the merger agreement that we conduct our business only in the ordinary course and not take certain specified actions prior to the completion of the proposed transaction;

•
The requirement to pay a termination fee of approximately $8.1 million if the Company terminates the merger agreement under certain circumstances, including in the event Birch terminates the agreement as a result of a change of recommendation by the Company’s board of directors or certain other actions in connection with alternative acquisition proposals;

•	Developments beyond the Company's control, including but not limited to changes in economic conditions that may affect the timing or success of the proposed transaction;

•
The risk that the proposed transaction is not completed, which could lead to the loss of or damage to business relationships with customers, suppliers and other business partners, a decline in investor confidence, the failure to retain key personnel, a reduction in profitability due to costs incurred in connection with the proposed transaction, and stockholder litigation, and a decline in the market price of the Company's stock.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.

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
101††
The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CBEYOND, INC.

By:	/s/ James F. Geiger
Name:	James F. Geiger
Title:	Chairman, President and Chief Executive Officer

Date:	May 8, 2014

By:	/s/ J. Robert Fugate
Name:	J. Robert Fugate
Title:	Executive Vice President and Chief Financial Officer

Date:	May 8, 2014

Exhibit Index

Exhibit No.	Description of Exhibit
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101††
The following financial information from the Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Unaudited Notes to Condensed Consolidated Financial Statements.

*	Filed herewith.
†	Furnished herewith.
††	Furnished electronically herewith.